Form 10-K
period 2002-09-30
COMDISCO HOLDING CO INC
filed 2003-01-14
CIK 1179484

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                   FORM 10-K
                              ___________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 2002
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________

                       Commission file number 000-499-68

                        COMDISCO HOLDING COMPANY, INC.
              (Exact name of registrant as specified in charter)

                Delaware                                         54-2066534
    (State or other jurisdiction of                           (I.R.S. employer
     incorporation or organization)                          identification no.)
          6111 North River Road
           Rosemont, Illinois                                       60018
(Address of principal executive offices)                         (Zip code)

      Registrant's telephone number, including area code: (847) 698-3000

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
            N/A                                         N/A

Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
------------------------------------------------------------------------------
                    Common Stock, par value $0.01 per share
                        Contingent Distribution Rights

         Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|
         The aggregate market value of common stock held by non-affiliates of Comdisco, Inc.* was approximately $27.8 million based on its closing price per share of $0.33 on March 28, 2002. On March 28, 2002, there were 151,028,708 shares of common stock of Comdisco, Inc. outstanding. Shares of common stock held by each officer and director and each shareholder who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Title of Each Class                    Number of Shares Outstanding at January 6, 2003
---------------------------------------     -----------------------------------------------
Common Stock, par value $0.01 per share                      4,200,000


                      DOCUMENTS INCORPORATED BY REFERENCE: NONE
===========================================================================================
*See Explanatory Note on second following page.

                                COMDISCO HOLDING COMPANY, INC.
                               2002 ANNUAL REPORT ON FORM 10-K

                                      TABLE OF CONTENTS
                                                                                                             PAGE
                                                                                                             ----

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.............................................................................2

ITEM 2.    DESCRIPTION OF PROPERTY............................................................................14

ITEM 3.    LEGAL PROCEEDINGS..................................................................................14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................15


PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................15

ITEM 6.    SELECTED FINANCIAL DATA............................................................................16

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................................................18

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................38

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................40

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............40


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................83

ITEM 11.   EXECUTIVE COMPENSATION.............................................................................87

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....94

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................95

ITEM 14.   CONTROLS AND PROCEDURES............................................................................96

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................................96


SIGNATURES ..................................................................................................101

CERTIFICATIONS...............................................................................................102


                        COMDISCO HOLDING COMPANY, INC.
                        2002 ANNUAL REPORT ON FORM 10-K

                               EXPLANATORY NOTE
                               ----------------

         As more fully described below in Item 1, Description of Business, Comdisco, Inc. filed for bankruptcy under Chapter 11 of the Bankruptcy Code on July 16, 2001. Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that became effective on August 12, 2002. Pursuant to the plan of reorganization, all outstanding shares of common stock of Comdisco, Inc. were cancelled on August 12, 2002. On August 12, 2002, Comdisco Holding Company,
Inc. became the successor entity to Comdisco, Inc.

         On September 30, 2002, Comdisco Holding Company, Inc. made an initial distribution to former creditors of Comdisco, Inc. in accordance with the plan of reorganization. The initial distribution included, among other things, the issuance of 4.2 million shares of common stock of Comdisco Holding Company, Inc. The aggregate market value of common stock held by non-affiliates of Comdisco Holding Company, Inc. was approximately $165 million based on the closing price per share on the Over-the-Counter Bulletin Board of $78.25 on January 6, 2003. On January 6, 2003, there were 4.2 million shares of common stock outstanding.

                                    PART I
                                    ------

Forward-Looking Statements

         This Annual Report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission and written and oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan, cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

         Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, below. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.

ITEM 1.  DESCRIPTION OF BUSINESS

         COMDISCO HOLDING COMPANY, INC. WAS FORMED ON AUGUST 8, 2002 FOR THE PURPOSE OF SELLING, COLLECTING OR OTHERWISE REDUCING TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE COMPANY AND ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING COMDISCO, INC. THE COMPANY'S BUSINESS PURPOSE IS LIMITED TO THE ORDERLY SALE OR RUN-OFF OF ALL OF ITS REMAINING ASSETS. PURSUANT TO THE PLAN OF REORGANIZATION AND RESTRICTIONS CONTAINED IN ITS CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE.

         AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

General Development of Business

         Reorganized Corporate History

         On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002. Prior to the effective date of the Plan, Comdisco, Inc. formed Comdisco Holding Company, Inc., a Delaware corporation (the "Company" or "Comdisco Holding"), and Comdisco Holding, in turn, formed Comdisco Leasing Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Comdisco Holding. On August 12, 2002, in accordance with the Plan, Comdisco Leasing Merger Subsidiary, Inc. merged with and into Comdisco, Inc. such that Comdisco, Inc. emerged as the surviving corporation of the merger and a wholly-owned subsidiary of Comdisco Holding. As a result of that merger, Comdisco Holding became the successor to Comdisco, Inc. A copy of the Plan for Comdisco, Inc., as well as other information related to distributions of cash and securities pursuant to the Plan, can be found in a Current Report on Form 8-K filed on August 9, 2002 with the Securities and Exchange Commission by Comdisco, Inc. A copy of the Plan is filed as an exhibit hereto.

         In this Annual Report on Form 10-K, references to "the Company," "Comdisco Holding," "we," "us" and "our" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco Global Holding Company, Inc., Comdisco, Inc., Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc., and its predecessors, except in each case where the context indicates otherwise. All references to "Comdisco, Inc." mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

         Prior to the bankruptcy, Comdisco, Inc. provided technology services worldwide to help its customers maximize technology functionality, predictability and availability, while freeing them from the complexity of managing their technology. Comdisco, Inc. leased information technology equipment to a variety of industries and more specialized equipment to key vertical industries, including semiconductor manufacturing and electronic assembly, healthcare, telecommunications, pharmaceutical, biotechnology and manufacturing. Through its Ventures group, Comdisco, Inc. provided equipment leasing and other financing and services to venture capital-backed companies.

         Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding), which manages the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding), which manages the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (a direct wholly-owned subsidiary of Comdisco, Inc.), which manages the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management, or CAM, group is responsible for the sale and run-off of certain corporate and leasing assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism is now a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc.

         Comdisco Holding was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. As more fully described in the Plan, the Company's business purpose is limited to the orderly sale or run-off of all of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

         General Terms of the Plan of Reorganization

         Approximately $10.7 billion in claims were initially filed in the Comdisco, Inc. bankruptcy case. By September 30, 2002, the claims amount was reduced to not more than approximately $4.4 billion. This amount may be further reduced as Disputed Claims are resolved. The $4.4 billion claims amount consists of $3.9 billion in Allowed Claims, of which $3.6 billion is from Allowed Class C-3 Claims and Allowed Class C-4 Claims and $0.3 billion is from Allowed Class C-1 Claims, and an estimated $0.5 billion in claims that are still unresolved (the "Disputed Claims"). A claim is deemed allowed by the bankruptcy court when it is resolved and settled pursuant to the Plan or court order (an "Allowed Claim").

         In very general terms, the Plan contemplates six different classes of claims against the Comdisco, Inc. bankruptcy estate:

         o "Class C-1" Claims. This class is comprised of secured claims against Comdisco, Inc.

         o "Class C-2" Claims. This class is comprised of certain priority claims against Comdisco, Inc., not including Administrative Claims or Priority Tax Claims, as each are defined in the Plan.

         o "Class C-3" Claims. This class is comprised of general unsecured convenience claims against Comdisco, Inc. that were $15,000 or less and claims in excess of $15,000, but whose holder elected to reduce his or her claims to $15,000 in the aggregate and have the reduced single claim reclassified as a general unsecured convenience claim.

         o "Class C-4" Claims. The largest class of claims against the Comdisco, Inc. bankruptcy estate, this class is comprised of general unsecured claims other than Class C-3 Claims and includes holders of Comdisco, Inc. notes, bonds, credit lines and other trade debt.

         o "Class C-5A" Claims. This class is comprised of equity claims, consisting of holders of shares of Comdisco, Inc. common stock and other "Interests" as defined in the Plan. All shares of common stock of Comdisco, Inc. were cancelled on August 12, 2002 in accordance with the Plan.

         o "Class C-5B" Claims. This class is comprised of subordinated claims against Comdisco, Inc.

         The Plan provides that holders of Allowed Class C-1 Claims, Allowed Class C-2 Claims, Administrative Claims and Priority Tax Claims will be unimpaired. Class C-1 Claims primarily relate to discounted lease rentals where the Company generated cash proceeds by selling the future rental payments for specific domestic lease contracts on a non-recourse basis. As these rental payments are collected from our customers, they are remitted to holders of the Allowed C-1 Claims. The face amount of Class C-2 Claims, Administrative Claims and Priority Tax Claims is approximately $8.8 million. Administrative Claims total $5.9 million and Priority Tax Claims total $2.9 million. These claims, if and when allowed, will be paid in cash from operations of the Company.

         On August 12, 2002, pursuant to the Plan, the Company, along with its direct wholly-owned subsidiary, Comdisco, Inc., co-issued variable rate senior secured notes due 2004 (the "Senior Notes") in the principal amount of $400 million and 11 percent subordinated secured notes due 2005 (the "Subordinated Notes") in the principal amount of $650 million. Further, on September 30, 2002, the Company issued 4.2 million shares of common stock, $0.01 par value per share (the "Common Stock").

         On September 30, 2002, the Company also made an initial distribution to holders of Allowed Class C-3 and Class C-4 Claims based upon an aggregate allowed amount of approximately $3.6 billion. As part of the initial distribution, Allowed Claims for Class C-3 creditors were paid in cash at the rate of approximately 89.8 percent of the allowed amount of their claims. Allowed Claims for Class C-4 creditors received a distribution valued at 89.8 percent of the allowed amount of their claims, comprised of cash equal to approximately 55 percent of their allowed claims, and pro-rata shares of the Senior Notes, Subordinated Notes, new Common Stock of the Company and rights to the Trust Assets (as defined below). In addition, Allowed Claims for Class C-5A received contingent distribution rights ("Contingent Distribution Rights") that may be entitled to distributions from the Company in increasing amounts based upon Class C-4 creditor recoveries achieving specified thresholds. If and when any Class C-5B claims are allowed, holders of such claims also will receive Contingent Distribution Rights. However, no Class C-5B claims have been allowed to date. More information on the Contingent Distribution Rights can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the Securities and Exchange Commission.

         Approximately $1.3 billion face amount of outstanding claims are Disputed Claims. Pursuant to the Plan, the Company established a reserve for Disputed Claims in the face amount of $450 million (the "Disputed Claims Reserve"), which has been funded based upon a bankruptcy court order granting authority to Comdisco, Inc. to estimate certain claims. The Disputed Claims Reserve has been established to fund a claim once the claim is deemed an Allowed Claim so long as funds are available. Disputed Claims will be settled only with funds in the Disputed Claims Reserve. The process of resolving the Disputed Claims is ongoing. If a Disputed Claim is not settled consensually, it will ultimately be heard and determined by the bankruptcy court. The Company cannot predict with accuracy when the claims resolution process will be completed or what the total amount of Allowed Claims will be upon completion. Payments and distributions from the Disputed Claims Reserve will be made as appropriate to the holder of any Disputed Claim that has become an Allowed Claim, on the next Quarterly Distribution Date (as defined by the Plan) after the date the Disputed Claim becomes an Allowed Claim. Such distributions will be based upon the cumulative distributions that would have been made to the holder of such a claim under the Plan if the Disputed Claim had been allowed on the Effective Date (as defined by the Plan) and will not be limited by the Disputed Claim Amounts (as defined by the Plan) previously reserved with respect to such Disputed Claim to the extent that additional amounts are available in the Disputed Claims Reserve, but only to the extent that such additional amounts have not yet been distributed to holders of Allowed Claims. Upon distribution, the Disputed Claims Reserve is reduced by an amount equal to the amount reserved with respect to the Disputed Claim. To the extent the amount reserved for the Disputed Claim exceeds the allowed amount, if any, of the claim, the remainder may be distributed quarterly in supplemental distributions to holders of Class C-4 Claims that have been allowed in accordance with the provisions of the Plan.

         The Plan further provides that, under certain circumstances, subrogation rights that the Company may have against senior managers (the "SIP Participants") who participated in Comdisco, Inc.'s Shared Investment Plan ("SIP") be placed in a trust for the benefit of creditors (the "Trust Assets"). In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The SIP Guaranty Claim is a Disputed Claim. On July 29, 2002, the Company filed an objection to the SIP Guaranty Claim asserting various arguments in support of its defense against the SIP Guaranty Claim. As of September 30, 2002, the loans had a scheduled outstanding principal balance of approximately $102 million. To the extent that the Company makes a payment or distribution to the SIP Lenders, and as a result thereof obtains subrogation rights, whether by operation of law, by agreement with the SIP Lenders or otherwise, such subrogation rights may become part of the Trust Assets. Pursuant to the Plan, the Company has been authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. Such SIP Relief ranges from 20 to 80 percent with respect to repayment on account of subrogation claims at graduated levels based upon the employee's service to the Company and other considerations. On November 27, 2002, the bankruptcy court approved the offering by the Company of enhanced SIP Relief of 70 percent to former employees and 80 percent to post-emergence employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. As of December 31, 2002, five of sixty-three former employees and twenty-one of twenty-three post-emergence employees have executed such waivers and releases, agreements to pay and provided additional documentation in support of the fulfillment of certain other conditions. As part of the acquisition of Comdisco, Inc.'s Availability Solutions business by SunGard Data Systems, Inc. ("SunGard"), SunGard agreed to assume certain of Comdisco, Inc.'s obligations and rights under the Guaranty as it related to nine transferred employees. See Sales of Assets in this Item 1, below, for information regarding the acquisition. Effective November 12, 2002, the Company and SunGard agreed, subject to bankruptcy court approval or a determination that such approval is not necessary, to a release of the assumption of such obligations and the transfer back to Comdisco, Inc. of the rights, if any, in exchange for cash consideration paid by SunGard to Comdisco, Inc.

         In regard to Prism and its subsidiaries, Comdisco, Inc. had intercompany secured claims against Prism that exceeded the value of the assets of Prism. Pursuant to the Plan, Comdisco, Inc. reduced its Allowed Claims against the Prism entities to no more than one-third of the total distribution to Prism creditors. The assets of the Prism entities will continue to be liquidated and to the extent any proceeds are realized from such liquidation, they will be distributed to creditors of Prism in accordance with the Plan.

         As more fully described in the Plan, the Company's business purpose is limited to the orderly sale or run-off of all of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

         Changes in Management

         On August 12, 2002, Ronald C. Mishler, 42, was appointed Chairman, Chief Executive Officer and President of the reorganized Company. Mishler, who joined Comdisco, Inc. in July 2001 as a senior vice president and treasurer, had been serving as president and chief operating officer of Comdisco, Inc. since April 26, 2002. Pursuant to the Plan, Mishler replaced Norman P. Blake, who had been serving as chairman and chief executive officer of Comdisco, Inc. since he joined Comdisco, Inc. in February 2001.

         In addition, the following individuals have been named to serve for two-year terms on the board of directors of the reorganized Company: Ronald C. Mishler (chairman), Jeffrey A. Brodsky, Robert M. Chefitz, William A. McIntosh and Randolph I. Thornton. See Item 10, Directors and Executive Officers of the Registrant, below, for biographical information for each member of the Company's board of directors. On August 12, 2002, they succeeded all of the former directors of Comdisco, Inc. to serve on the board of directors of Comdisco Holding as set forth in the Plan.

         Fresh-Start Reporting

         Upon its emergence from bankruptcy on August 12, 2002, the Company adopted fresh-start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") effective as of July 31, 2002 for financial reporting purposes. SOP 90-7 requires the Company to allocate the reorganization value of the reorganized Company to its assets, and to state liabilities existing at the Plan confirmation date at present values of amounts to be paid determined at appropriate current interest rates. As a result, the adjustments made in accordance with SOP 90-7 have materially impacted the financial statements of the Company.

         For financial reporting purposes only, the "effective date" of the emergence from bankruptcy was selected as the close of business on July 31, 2002. Accordingly, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting are reflected in the Company's financial statements as of July 31, 2002. As a result of the reorganization and the recording of the restructuring transaction and the implementation of fresh-start reporting pursuant to SOP 90-7, the Company's results of operations after July 31, 2002 are not comparable to results reported in prior periods for Comdisco, Inc.

         Basis of Presentation

         The Company and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois on July 16, 2001. Prior to emerging from Chapter 11 on August 12, 2002, Comdisco, Inc. operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court. The reorganized Company adopted fresh-start reporting and gave effect to its emergence as of July 31, 2002 for financial reporting purposes.

         Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of September 30, 2002, the consolidated balance as of that date is not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

         Sales of Assets

                  Leasing Asset Sales
                  -------------------

         On January 14, 2002, Comdisco, Inc. announced the sale of substantially all of its electronics and laboratory and scientific equipment leasing assets to General Electric Capital Corporation ("GE Capital"). The bankruptcy court approved the sale on January 24, 2002. On April 24, 2002, Comdisco, Inc. received approximately $548 million for the sale of these assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, Comdisco, Inc. and GE Capital completed a second closing on the sale of electronics and laboratory and scientific assets, for which Comdisco, Inc. received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. The purchase price for both closings is subject to adjustment based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of that review. In addition the Company may receive additional consideration based on the future performance of the electronics assets sold to GE Capital. Certain electronics and laboratory and scientific assets were not purchased by GE Capital due to documentation, credit or other issues. The Company, through its CAM group, continues to manage the sale or run-off of these assets.

         On April 4, 2002, Comdisco, Inc. announced the sale of substantially all of its healthcare leasing assets to GE Capital. The bankruptcy court approved the sale on April 18, 2002. On May 31, 2002, Comdisco, Inc. and GE Capital completed a first closing on the sale of the healthcare assets. Comdisco, Inc. received approximately $117 million for the sale of these assets, including the assumption of approximately $46 million of related secured debt and other liabilities. On June 30, 2002, Comdisco, Inc. and GE Capital completed a second closing on the sale of healthcare assets for which Comdisco, Inc. received an additional $20 million, including the assumption of approximately $5 million of related secured debt and other liabilities. The purchase price for both closings is subject to an adjustment to the proceeds based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of that review. Certain healthcare assets were not purchased by GE Capital due to documentation, credit, or other issues. The Company, through its CAM group, continues to manage the sale or run-off of these assets.

         On April 9, 2002, Comdisco, Inc. announced that it had agreed to sell substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to hire all of the Comdisco Australia and New Zealand employees and purchase most of its assets in Australia and New Zealand in a series of closings. On June 28, 2002, Comdisco, Inc. and Allco completed the first closing on the sale of leased assets in Australia and New Zealand. Comdisco, Inc. received approximately $8 million for the sale of these assets. Comdisco, Inc. has received $24 million for the assets sold through November 2002 and the final closing is expected to occur during the second fiscal quarter of 2003. Allco did not purchase all of the Company's IT leasing assets in Australia and New Zealand. As such, the Company, through its CAM group, continues to manage the sale or run-off of these assets.

         On October 18, 2002, the Company announced that it had sold Computer Discount GmbH, a leasing subsidiary of Comdisco, Inc. formerly known as Comdisco Austria GmbH, to the Austrian company PH Holding GmbH. Under the terms of the purchase agreement, PH Holding GmbH agreed to pay (euro) 8.7 million (approximately U.S. $8.6 million as of September 30, 2002) for 100 percent of the stated share capital of Computer Discount GmbH. As part of the deal, PH Holding GmbH agreed to continue to oversee the liquidation of Comdisco Ceska Republika S.R.O., a wholly-owned Czech subsidiary of Computer Discount GmbH. PH Holding GmbH is owned by Peter Huber, a former employee of the Company who, until the sale, had been serving as the regional manager for the Company's Austrian and Swiss operations. The Company's operations in Austria comprised approximately two percent of the Company's total European assets as of August 14, 2002, the closing date of the sale.

         On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., formerly known as Comdisco (Switzerland) S.A., a leasing subsidiary of Comdisco Global Holding Company, Inc., to Comprendium Investments S.A., a Swiss company. Pursuant to the terms of the sale agreement, the Company received CHF 13.0 million (approximately U.S. $8.7 million as of September 30, 2002). Comprendium Investments S.A. is owned by Thomas Flohr, a former employee of the Company who, until January 2001, served as President of Comdisco Europe. The Company's operations in Switzerland comprised approximately two percent of the Company's total European assets as of October 10, 2002, the closing date of the sale.

         On October 18, 2002, the Company announced that it, along with Comdisco Global Holdings Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the leasing assets closed on December 23, 2002 and proceeds in the amount of approximately (euro) 69 million were received. These proceeds were converted into U.S. $70 million and repatriated by the Company. The Company's operations in France comprised approximately thirteen percent of the Company's total European assets as of September 30, 2002.

                  IT CAP Services Asset Sales
                  ---------------------------

         Comdisco, Inc. announced on February 5, 2002 that it had executed an agreement for the sale of substantially all of its North American IT CAP Services contracts to T-Systems Inc. for approximately $7 million, plus consideration for future business with those accounts. The sale was approved by the bankruptcy court on February 14, 2002 and closed on February 28, 2002.

         Prior to its sale to T-Systems Inc., the Company's IT CAP Services business provided strategic solutions for desktop management services to its customers to assist them in managing their information technology assets with the objective of increasing productivity and reducing technology cost and risk. These technology service solutions were built around the collection, integration, and management of information on enterprise assets through the implementation of an integrated database of asset information. These solutions also included improving, supporting, and managing distributed systems and critical business processes through a single point of contact. The services, which were designed to complement the Company's leasing activities, included transitional strategies, integration planning and implementation, and financing (hardware and software). The Company's integrated desktop management software tools allowed customers to order, track and manage their inventory of distributed systems equipment.

                  Availability Solutions Asset Sales
                  ----------------------------------

         On October 12, 2001, Comdisco, Inc. announced the sale of its availability solutions business to SunGard. The bankruptcy court approved the sale on November 9, 2001. On November 11, 2001, Comdisco, Inc. announced that it had completed the sale for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels). At closing, $45 million of the purchase price was put into escrow to satisfy any post-closing indemnity claims and $15 million was put into escrow to satisfy any closing date working capital shortfalls. Of the $45 million put into escrow, approximately $2 million continues to be held in escrow pending resolution of disputed matters. During the second quarter of fiscal 2002, Comdisco, Inc. returned the entire $15 million working capital escrow to SunGard to settle all outstanding working capital adjustment issues. The sale included the purchase of assets of the domestic operations of the availability solutions business and the stock of Comdisco, Inc.'s subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including network management services and IT CAP services businesses.

         Prior to its sale to SunGard, the Company's availability solutions business provided web-hosting, including production hosting, for both primary and alternate sites. These services included multi-site protection of a customer's data, servers, network and applications. The Company's availability solutions business offered continuous web-availability to ensure a continuous web presence. Availability solutions also addressed the challenges of managing through peak demand periods via a shared infrastructure service.

         Discontinued Operations

                  Leasing Operations
                  ------------------

         On April 9, 2002, Comdisco, Inc. announced that it had agreed to sell substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. On October 18, 2002, the Company announced that it had sold Computer Discount GmbH, a leasing subsidiary of Comdisco, Inc. formerly known as Comdisco Austria GmbH, to the Austrian company PH Holding GmbH. On the same day, the Company announced that it had sold Comprendium Finance S.A., formerly known as Comdisco (Switzerland) S.A., a leasing subsidiary of Comdisco Global Holding Company, Inc., to Comprendium Investments S.A., a Swiss company. Finally, also on October 18, 2002, the Company announced that it, along with Comdisco Global Holdings Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. As a result of these sales, the Australian, New Zealand, Austrian, French and Swiss leasing operations have been accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all historical periods shown have been restated to reflect the Australian, New Zealand, Austrian, French and Swiss leasing operations as discontinued operations.

                  Availability Solutions
                  ----------------------

         Comdisco, Inc.'s availability solutions business was offered for sale in the third quarter of fiscal 2001 and the sale was completed in the first quarter of fiscal 2002. As a result of the sale, the availability solutions segment has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all historical periods shown have been restated to reflect availability solutions as a discontinued operation.

                  Network Management
                  ------------------

         During the second quarter of fiscal 2001, the network management services segment of Comdisco, Inc. was discontinued and was subsequently transferred to a new provider. As a result of the transfer, the network management segment has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all historical periods shown have been restated to reflect network management as a discontinued operation.

                  Prism
                  -----

         On October 1, 2000, Comdisco, Inc. ceased funding Prism and, as a result, Prism began winding down its operations. Pursuant to the Plan, the assets of the Prism entities will continue to be liquidated and proceeds, if any, realized from the liquidation will continue to be distributed to creditors of Prism. As a result, Prism has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all historical periods shown have been restated to reflect Prism as a discontinued operation.

Financial Information about Segments

         See Note 21 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for financial information about the Company's reportable business segments. The Company has restated the corresponding items of segment information for earlier periods to reflect the post-emergence reorganization changes made to its reportable segments.

Narrative Description of Business

         General

         Since Comdisco, Inc. emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. The Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets.

         Principal Business Segments

         Following Comdisco, Inc.'s emergence from bankruptcy on August 12, 2002, the Company's operations were re-organized into four reportable business groups. These business groups are: (i) US Leasing, which includes leasing operations in the US and Canada and is managed by Comdisco, Inc.; (ii) European IT Leasing, which is managed by Comdisco Global Holdings Company, Inc.; (iii) Ventures, which is managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management, or CAM, group. For business segment reporting purposes, the CAM group includes various corporate assets and liabilities managed by corporate staff.

         The Company's operations are primarily conducted through its principal office in Rosemont, Illinois and regional offices located in North America and Europe. All of the Company's business segments are directed by their own management teams and have their own account management operations and customer support personnel. Overall corporate control and coordination are achieved through centralized policies and procedures, financial reporting, cash management, legal services, additional customer support and strategic planning.

         The following is a narrative description of the US Leasing, European IT Leasing, Ventures and CAM business segments as operated in fiscal year 2002. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, for recent developments relating to the Company's reportable business segments.

                  US Leasing
                  ----------

         The Company's post-bankruptcy business purpose is limited to the orderly sale or run-off of all of its remaining asset portfolios, including those in the US Leasing portfolio. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

         Prior to the bankruptcy, the Company provided a variety of leasing products and related services to its customers. These services included acquisition management, expenditure tracking, asset tracking and reselling of third party services. The rate and all other transaction terms were individually negotiated with customers. The leased equipment was owned by the Company, which purchased the equipment from a variety of manufacturers.

         Substantially all equipment leases that the Company originated had specified non-cancelable initial terms ranging from two to five years. The general terms and conditions of all of its leases were substantially similar and were embodied in a master lease agreement. For each lessee, the lease term, rent interval, lease rate factor and other specific terms for each piece of leased equipment were set forth on equipment schedules, which also incorporated the terms and conditions of its master lease agreement.

         The Company bought, sold, leased and remarketed technology equipment made by most of the leading manufacturers. Specifically, the Company leased PCs, point of sale, server, enterprise, network, telecommunications and other equipment. The Company's strategy for the distributed systems market was to provide financing, asset management and reconditioning services, and software tools to its customers.

         The Company offered a variety of leasing products to the marketplace and many times the leases were enhanced with service products for its customers. The Company differentiated itself from competitors through a number of service offerings tied into the assets on lease. For example, the Company's asset management services included procurement, tracking, help desk and break/fix services for the assets on lease.

         The Company's telecommunications group, which is part of the Company's US Leasing operations, provided leasing and remarketing, asset management and reconditioning services for telecommunications equipment. The Company focused on helping carriers competitively respond to network capacity requirements through customized financing, reconditioned equipment options and other services for various switches, routers and other telecommunications equipment.

         Today, the Company's US Leasing operations are managed and directed from the Company's Rosemont, Illinois headquarters. Regional sales offices also are maintained by the Company in several locations throughout the United States.

                  European IT Leasing
                  -------------------

         The Company's post-bankruptcy business purpose is limited to the orderly sale or run-off of all of its remaining asset portfolios, including those in the European IT Leasing portfolio. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

         The European IT Leasing segment's operations, assets and business strategy are substantially similar to those of the US Leasing segment. However, the European IT Leasing segment offered a different variety of leasing products to the marketplace than those of US Leasing. For example, the technology refresh option product, offered primarily in Europe, involves long-term funding commitments and allowed customers to reduce technology risk while maintaining a predictable spending pattern.

         Prior to bankruptcy, the Company's European IT Leasing operations were conducted through its subsidiaries with multiple operations centers across Europe. Today, European IT Leasing has substantially consolidated its operations into a single operation located in Germany.

                  Ventures
                  --------

         The Company's post-bankruptcy business purpose is limited to the orderly sale or run-off of all of its remaining asset portfolios, including those in the Ventures business segment. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Prior to bankruptcy, however, the Ventures group structured financial relationships specific to a company's needs and provided services specific to the company's stage of development. The Ventures group served as a strategic financing source to complement venture capital and commercial banking relationships and provided a means for leveraging the equity capital invested.

         The Ventures group invested in various stages of companies from seed stage to pre-IPO companies and offered financing products that included leasing, subordinated debt, secured debt (e.g., lines of credit, working capital), bridge loans, expansion loans, acquisition financing, landlord guarantees, convertible debt, and equity. The Ventures group also offered the value added services of the Company, such as discounted purchasing of new equipment and access to reconditioned equipment.

         The Ventures group provided venture leases, venture debt and direct equity financing to venture capital-backed companies. Venture leases were leases with warrants that were intended to compensate the Ventures group for providing equipment leases with terms having lower periodic cash costs than leases without warrants. Similarly, venture debt was a high-risk loan with warrants or a conversion-to-equity feature with more flexible terms than more traditional debt financing. Direct equity financings involved the Ventures group's purchase of convertible preferred stock and common stock from its customers.

         The Ventures group provided financing to companies providing Internet services, and in industries that included software and computer services, communications and networking, hardware, semiconductors, biotechnology and medical devices, and others. Although Comdisco, Inc. funded the Ventures group's contractual financing commitments in place as of July 16, 2001, the Company has not made new venture financing commitments since the second quarter of fiscal 2001.

         On the effective date of the Plan, the assets of the Ventures group were transferred to Comdisco Ventures, Inc., which is responsible for the orderly sale or run-off of the remaining assets in the portfolio.

                  The Corporate Asset Management Group ("CAM")
                  --------------------------------------------

         CAM was established as a separate business unit pursuant to the Plan, operating as a division of Comdisco, Inc. CAM's business purpose is limited to the orderly sale or run-off of all of the remaining assets that it manages. For business segment reporting purposes, the CAM group includes various corporate assets and liabilities managed by corporate staff. CAM manages a diverse set of assets located globally including:

         o management of the amounts due from buyers on portfolio sales including performance based payments;

         o management of the remaining assets for industry specific leasing portfolios including assets located in North America, Europe and the Pacific Rim;

         o realizing value on various corporate assets including real estate and equity positions;

         o    the orderly liquidation of the network leasing portfolio; and

         o the orderly liquidation of the Japanese and Mexican IT portfolios.

         Substantially all equipment leases managed by CAM have specified non-cancelable initial terms ranging from two to five years. The general terms and conditions of all of its leases were substantially similar and were embodied in a master lease agreement. For each lessee, the lease term, rent interval, lease rate factor and other specific terms for each piece of leased equipment were set forth on equipment schedules, which also incorporated the terms and conditions of its master lease agreement.

         Prior to the bankruptcy proceeding, the Company provided leasing and remarketing, asset management and reconditioning services for industry specific equipment including the following leasing groups:

         o Electronics Group: The Company leased new and used electronic manufacturing, testing and monitoring equipment, including semiconductor production equipment, automated test equipment and assembly equipment to customer's globally. Additionally, the Company maintains a dedicated refurbishing and sales facility in the Silicon Valley area. CAM continues to manage the sale or run-off of the electronics assets remaining after the sale to GE Capital.

         o Healthcare Group: The Company leased medical and other high technology equipment to healthcare providers, including used reconditioned medical equipment. The Company's portfolio included angiography, MRI systems, CT scanners, nuclear imaging devices, test equipment such as oscilloscopes, analyzers and testers and other laboratory equipment. CAM continues to manage the sale or run-off of the healthcare assets remaining after the sale to GE Capital.

         o Laboratory and Scientific Group: The Company assisted organizations in the pharmaceutical, chemical, research, healthcare and biotechnology industries through the implementation of an equipment life-cycle management strategy for various laboratory and scientific equipment. CAM continues to manage the sale or run-off of the laboratory and scientific assets remaining after the sale to GE Capital.

         Customers

         Due to the Company's limited business purpose, the Company does not expect to be dependent upon a single customer or group of customers to generate future investment or revenue opportunities. However, the Company does have a concentration of its current investments in a few customers. Such concentration is exemplified by the following customers:

         o T-Systems and Victoria group are technology refresh option leasing customers of the European IT Leasing business that have leased assets in the amount of approximately (euro) 390 million (approximately U.S. $384 million) and approximately (euro) 70 million (approximately U.S. $68 million), respectively, as of September 30, 2002.

         o AT&T Solutions was a leasing customer of the US Leasing business that had leased assets in the amount of approximately $74 million as of September 30, 2002. On November 7, 2002, AT&T Solutions repurchased its remaining lease obligations from the Company thereby eliminating this concentration.

         Competition

         The Company's post-bankruptcy business purpose is limited to the orderly sale or run-off of all of its remaining asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. However, the Company may experience competition as part of its ongoing remarketing operations. Such competition may come from manufacturers and other financing sources attempting to replace the Company's existing leased equipment with updated equipment or with similar equipment on more favorable terms.

         Employees

         On September 30, 2002, the Company had approximately 355 U.S. employees and 196 non-U.S. employees, for a total of 551 employees. No employees are represented by a labor union. French and German employees are, however, represented by a "works council" (the Company's French operations were sold to Econocom Group SA/NV, as discussed above). The Company anticipates further reductions in its workforce to coincide with future sales and run-off of its remaining asset portfolios.

         Other

         The Company does not own any patents, trademarks, licenses, franchises or concessions which it considers to be material to the Company's businesses.

         The Company's businesses are not seasonal; however, quarter-to-quarter results from operations can vary significantly.

         Because of the nature of the Company's business, the Company is not required to carry significant amounts of inventory either for delivery requirements or to assure continuous availability of goods from suppliers.

Financial Information about Geographic Areas

         See Note 21 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for information about foreign and domestic operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         Owned Property

         The Company owns its principal executive office building in Rosemont, Illinois that has approximately 286,000 square feet. The Company's technical services division utilizes a 250,000 square foot building owned by the Company in Schaumburg, Illinois. This space is used primarily for refurbishing, maintenance and storage of equipment held for lease or sale to customers by the Company. The Company owns a 75,000 square foot data center in Carlstadt, New Jersey and a 36,000 square foot data center in Eching, Germany. All four owned properties are being offered for sale by the Company at this time. This sale process is being managed by the CAM group.

         Leased Property

         The Company leases office space for its US Leasing and European IT Leasing operations in various domestic and international locations. The Company leases office space for its Ventures operations in San Francisco, California (8,661 square feet). Finally, the Company leases warehouse space in Hayward, California (112,800 square feet) and office/warehouse space in San Jose, California (67,582 square feet) for its electronics operations.

ITEM 3.  LEGAL PROCEEDINGS

         Bankruptcy Proceeding

         On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois (Case No. 01-24795) to facilitate the restructuring of Comdisco, Inc.'s debt, trade and other obligations. Comdisco, Inc. continued to operate its business and manage its property as a debtor-in-possession subject to the bankruptcy court's supervision and orders until the Company's reorganization Plan was confirmed on July 30, 2002 and became effective on August 12, 2002. The provisions of the Plan are further described under Item 1, Description of Business, of this Report and in a Current Report on Form 8-K filed on August 9, 2002 with the Securities and Exchange Commission by Comdisco, Inc.

         Securities Litigation

         On February 7, 2001, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois against Comdisco, Inc., Nicholas K. Pontikes, and John J. Vosicky, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. See Blitzer v. Comdisco, et al., No. 01-C-0874. Nicholas K. Pontikes is a former chief executive officer and director of Comdisco, Inc.; John J. Vosicky formerly served as a director, executive vice president, and chief financial officer of Comdisco, Inc. In addition, fourteen other similar purported class action lawsuits were filed against Comdisco, Inc., Nicholas K. Pontikes and John J. Vosicky in the United States District Court for the Northern District of Illinois. Those individual class action lawsuits, along with the first filed Blitzer case, were dismissed and the complaints were combined into a single action, captioned In re: Comdisco Securities Litigation, No. 01-C-2110.

         As a result of the bankruptcy filing on July 16, 2001, the consolidated lawsuit against Comdisco, Inc. was stayed pursuant to the automatic stay issued by the bankruptcy court. The lead plaintiff filed a motion to lift the automatic stay in order to permit the lawsuit to proceed against Comdisco, Inc. and the bankruptcy court denied this motion. The consolidated lawsuit, however, was allowed to proceed individually against Nicholas K. Pontikes and John J. Vosicky.

         In connection with the Plan confirmation process, plaintiffs in the consolidated lawsuit agreed to dismiss the action with respect to Comdisco, Inc., but maintained their rights, if any, against Nicholas K. Pontikes, John Vosicky and any person not released from liability by the Plan. The settlement with such plaintiffs is pursuant to a stipulation and agreed order dated June 13, 2002.

         On November 15, 2002, the plaintiffs in the consolidated lawsuit filed their Amended Class Action Complaint in the United States District Court for the Northern District of Illinois, Eastern Division, Master File No. 01 C 2110 ("Amended Complaint"). Neither the Company nor Comdisco, Inc. were named as a defendant in the Amended Complaint. The only defendants named in the Amended Complaint were Nicholas K. Pontikes and John J. Vosicky. On December 10, 2002, Messrs. Pontikes and Vosicky filed a motion to dismiss the Amended Complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the three months ended September 30, 2002.

                                    PART II
                                    -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to Comdisco, Inc.'s bankruptcy proceedings, the common stock of Comdisco, Inc. was traded on the New York Stock Exchange ("NYSE") under the symbol "CDO." On April 11, 2002, the NYSE announced that it would suspend trading and move to delist Comdisco, Inc.'s common stock because the common stock had traded below $1.00 per share for more than 30 consecutive trading days. As a result, the common stock of Comdisco, Inc. began to be traded on the Over-the-Counter Bulletin Board system under the symbol "CDSOQ." On August 12, 2002, in conjunction with the effective date of the Plan, all shares of common stock of Comdisco, Inc. were cancelled.

         In connection with the September 30, 2002 initial distribution under the Plan, the Company issued approximately 3.74 million shares of Common Stock to holders of Allowed Claims in Class C-4. Approximately 460,000 additional shares of Common Stock were deposited in the Disputed Claims Reserve for future distribution pending the outcome of Disputed Claims. The Company's Common Stock currently trades on the Over-the-Counter Bulletin Board system under the symbol "CDCO." In addition, the Contingent Distribution Rights currently trade on the Over-the-Counter Bulletin Board system under the symbol "CDCOR." Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The Plan authorizes, but does not require, the issuance of additional shares of the Company's Common Stock to make distributions to holders of Contingent Distribution Rights if Class C-4 creditor recoveries achieve specified thresholds. The Company may choose to distribute cash to holders of Contingent Distribution Rights in lieu of shares of Common Stock. More information on distributions to holders of Contingent Distribution Rights can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the Securities and Exchange Commission.

         As of January 6, 2003, there were fifty-nine shareholders of record of the Company's Common Stock. The following tables set forth the high and low sales prices for the common stock of Comdisco, Inc. for fiscal 2001 and from October 1, 2001 through August 12, 2002. Between August 13, 2002 and September 30, 2002, Comdisco Holding had no shares of Common Stock outstanding; as such, the Company does not have information on trading that may have occurred during that time. On September 30, 2002, Comdisco Holding made an initial distribution of Common Stock to its creditors in accordance with the Plan. The first day that trading information is available for the shares of Common Stock is October 3, 2002. Between October 3, 2002 and January 6, 2003, the Common Stock traded on the Over-the-Counter Bulletin Board at a high of $80.00 and a low of $46.00. Due to the bankruptcy proceedings and the reorganization transactions, share prices for the Common Stock are not comparable to those reported in prior periods for Comdisco, Inc.

                   Comdisco, Inc.                                         Comdisco, Inc.
                                                                            Stock Price
                     Stock Price                                        September 30, 2001
                  Fiscal Year 2001                                    to August 12, 2002 (1)
                     High      Low                                         High    Low
                     ----      ---                                         ----    ---
First Quarter      $19.13    $10.13            First Quarter               $0.94   $0.27
Second Quarter      16.95      7.03            Second Quarter               1.14    0.29
Third Quarter        7.90      0.53            Third Quarter                0.41    0.01
Fourth Quarter       1.91      0.42            Fourth Quarter               0.08    0.01
                                               (July 1, 2002 to
                                                August 12, 2002)

(1) In accordance with the Plan, all shares of common stock of Comdisco, Inc. were cancelled on August 12, 2002.



         The Company's transfer agent and registrar is Mellon Investor Services, L.L.C., P.O. Box 590, Ridgefield Park, New Jersey, 07660-0590. The shareholder relations telephone number is (800) 205-7699 and the internet address is http://www.mellon-investor.com.

         From February 1979 to March 2001, Comdisco, Inc. paid quarterly dividends to shareholders of record in the prior calendar quarter. In the first and second quarters of fiscal 2001, Comdisco, Inc. paid out dividends in the amount of $0.025 per share. In May 2001, Comdisco, Inc. suspended the payment of quarterly dividends.

         The Company anticipates that distributions will be made to holders of its Common Stock as provided in the Plan. However, in accordance with the Plan and the indentures governing the Senior Notes and the Subordinated Notes, distributions to shareholders cannot occur before all debt with respect to the Senior Notes and Subordinated Notes is extinguished.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data of the Company for the two months from August 1, 2002 to September 30, 2002 and for Comdisco, Inc. for the ten months from October 1, 2001 to July 31, 2002 and the years ended September 30, 2001, 2000, 1999 and 1998, has been derived from the Company's and/or Comdisco, Inc.'s audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the September 30, 2002 consolidated financial statements. As a result of the reorganization, the recording of the restructuring transactions, the asset disposition transactions and the implementation of fresh-start accounting pursuant to SOP 90-7, the Company's results of operations after July 31, 2002 are not comparable to results reported in prior periods for Comdisco, Inc.

                                                                         |
                                                           SUCCESSOR     |                     PREDECESSOR
                                                           Two Months    |    Ten Months
                                                             ended       |      ended
                                                          September 30,  |     July 31,         Years ended September 30,
(in millions except per share data)                          2002        |      2002        2001      2000     1999      1998
                                                         ------------    |   ------------  --------  -------- --------  -------
Consolidated summary of earnings (losses)                                |
Revenue                                                                  |
  Leasing                                                $        98     |   $      830    $ 1,630   $ 2,053  $ 2,418  $ 2,229
  Sales                                                           50     |          297        280       390      261      287
  Mainframe, medical and vendor portfolio sale                     -     |            -          -         -      598        -
  Technology services                                             10     |           70        128       119       76       46
  Other                                                           12     |           48        453       530      119       52
                                                          ------------   |    ----------- - --------  -------- --------  -------
       Total revenue                                             170     |        1,245      2,491     3,092    3,472    2,614
Costs and expenses                                                       |
  Leasing                                                         77     |          593      1,155     1,479    1,784    1,633
  Sales                                                           31     |          289        237       308      220      238
  Mainframe, medical and vendor portfolio sale                     -     |            -          -         -      596        -
  Technology services                                             10     |           39        123       119       71       55
  Selling, general and administrative                             34     |          170        312       362      267      218
  Write-down of equity securities                                  3     |           70        129         7        -        -
  Bad debt expense                                                 4     |          149        489       141       36       12
  Interest                                                        15     |           47        341       340      325      315
  Reorganization items                                             -     |          439         34         -        -        -
  Fresh-start accounting adjustments                               -     |          369          -         -
  Other                                                            -     |            -          -         -      120        -
                                                         ------------    |   -----------  ---------  -------- --------  -------
       Total costs and expenses                                  174     |        2,165      2,820     2,756    3,419    2,471
Earnings (loss) from continuing operations before                        |
   income taxes (benefit), extraordinary gain                            |
   and cumulative effect of                                              |
   change in accounting principle                                 (4)    |         (920)      (329)      336       53      143
Income taxes (benefit)                                             4     |           45       (132)      120       19       56
                                                         ------------    |   -----------  ---------  -------- --------  -------
Earnings (loss) from continuing operations before                        |
  extraordinary gain and cumulative effect of                            |
  change in accounting principle                                  (8)    |         (965)      (197)      216       34       87
Earnings (loss) from discontinued operations,                            |
  net of income tax                                               (9)    |          271        (77)     (283)      14       66
Extraordinary gain                                                241    |          153          -         -        -        -
Cumulative effect of change in accounting                                |
    principle, net of income tax                                   -     |            -          2         -        -        -
Preferred dividends                                                -     |            -          -         -        -       (2)
                                                         ------------    |   -----------  ---------  -------- --------  -------
  Net earnings (loss) to common stockholders             $       224     |   $     (541)   $  (272)  $   (67) $    48   $  151
                                                         ============    |   ===========  =========  ======== ========  =======
                                                                         |
Per common share data:                                                   |
Earnings (loss) from continuing operations-diluted             (1.81)    |   $    (6.41)   $ (1.31)$    1.34  $  0.21   $ 0.52
Earnings (loss) from discontinued operations-diluted           (2.20)    |         1.80      (0.50)    (1.75)    0.09     0.41
Earnings from extraordinary gain-diluted                       57.38     |         1.02          -         -        -        -
Cumulative effect of change in accounting principle                -     |            -       0.01         -        -        -
                                                         ------------    |   -----------  ---------  -------- --------  -------
  Net earnings (loss) to common stockholders-diluted     $     53.37     |   $    (3.59)$    (1.80)  $ (0.41) $  0.30   $ 0.93
                                                         ============    |   ===========  =========  ======== ========  =======
                                                                         |
Cash dividends paid on common stock                                -     |            -       0.05       .10      .10      .10
Average common shares (in thousands)-diluted                   4,200     |      150,559    151,132   161,782  161,787  162,770
                                                                         |
Financial position:                                                      |
Total assets                                             $     2,341     |   $    2,291    $ 6,202   $ 8,697  $ 7,807   $7,063
Notes payable                                                  1,050     |        1,050      1,096     1,314      820    1,121
Total long-term debt                                           1,113     |          N/A      2,999     4,147    4,236    3,318
Discounted lease rentals                                         262     |          304        964       794      515      596
Stockholders' equity                                             641     |          413        447     1,214    1,060      979
                                                                         |
Other data:                                                              |
Total rents of new leases                                $        69     |   $      241    $ 1,500   $ 2,800  $ 3,100   $3,400
Future contractual cash flows                                  1,798     |          N/A      5,397     7,063    6,731    6,089



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Overview

         On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries voluntarily filed for bankruptcy. Prior to bankruptcy, Comdisco, Inc. provided technology services including leasing to customers worldwide, offered leasing to key vertical industries and, through its venture financing group, provided equipment leasing and other financing and services to venture capital-backed companies. Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that became effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc. In addition, the Company's operations were reorganized into four reportable business groups: US Leasing; European IT Leasing; Ventures; and the Corporate Asset Management, or CAM, group. See Item 1, Description of Business, above, for more details about the Company's business operations.

         Comdisco Holding was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. As more fully described in the Plan, the Company's business purpose is limited to the orderly sale or run-off of all of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

         All funds generated from the Company's remaining asset portfolios in excess of defined cash reserves and operating expenses are required by the Plan to be used to satisfy creditors of the Company and, if available after the redemption of all debt with respect to the Senior Notes and Subordinated Notes, pay dividends on the Company's Common Stock and, if applicable, make distributions with respect to the Contingent Distribution Rights in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, over time, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate.

         Events Leading to Bankruptcy

         In February 1999, Comdisco, Inc. acquired Prism, a provider of dedicated high-speed connectivity, for a cash purchase price of approximately $53 million. From the date of acquisition through September 30, 2000, Comdisco, Inc. provided Prism with cash totaling $478 million for the expansion of its network and for its operating costs. However, Prism's operations through September 2000 resulted in significant cash losses. On October 1, 2000, Comdisco, Inc.'s Board of Directors voted to cease funding the ongoing operations of Prism. On October 1, 2000, Prism's Board of Directors voted to cease operations and pursue the immediate sale of Prism's assets. Comdisco's wind-down of Prism has continued since that time and the Company expects to complete this process pursuant to the Plan.

         The venture leases, venture debt and direct equity financing provided by the Ventures group to venture capital-backed companies in the technology and Internet-based industries were, by their nature, high risk. For fiscal 2000, Ventures had net income of $246 million on revenues of $673 million. However, during the first and second calendar quarter of 2001, a market downturn in the technology and Internet-based sectors resulted in a substantial decrease in the revenues of Ventures, deterioration in the credit quality of the Ventures portfolio and significant increases in bad debt expense. As a result of these factors, the Ventures operation posted a loss of $150 million for the fiscal year ended September 30, 2001.

         As a result of the losses associated with Prism and the Ventures group, Comdisco, Inc.'s cash reserves, overall financial performance and financial condition were significantly negatively impacted. As a result, in part, of the erosion of the Ventures' business and the losses associated with Prism, Comdisco, Inc.'s debt ratings were downgraded below investment grade and Comdisco, Inc. lost access to the commercial paper market. In order to retire commercial paper obligations and other scheduled debt maturities and to finance operations, Comdisco, Inc. borrowed the remaining availability under its prepetition credit agreements in April 2001.

         Another fundamental challenge faced by Comdisco, Inc. was its debt structure, which involved relatively short-term debt maturities and long-term lease and financing obligations associated with their principal business products. Accordingly, although Comdisco, Inc.'s operations generally generated sufficient cash to meet its working capital needs, without access to the commercial paper market, Comdisco, Inc. could not generate sufficient cash to retire all of the debt maturities scheduled to be repaid during 2001 and 2002.

         As a result of these events, on July 15, 2001, Comdisco, Inc. concluded that filing for bankruptcy was in the best interests of all of its stakeholders. Comdisco Inc.'s Chapter 11 bankruptcy proceeding commenced the next day on July 16, 2001.

         Critical Accounting Policies

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Comdisco to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements.

         The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FFR No. 60") which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

         The Company believes the following to be among the most critical judgment areas in the application of its accounting policies:

         o Fresh-Start Reporting: Upon the emergence from bankruptcy proceedings, the Company adopted fresh-start reporting which resulted in material adjustments to the historical carrying amounts of the Company's assets and liabilities. Fresh-start reporting was applied in accordance with SOP 90-7, which required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair value in accordance with the procedures specified by Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"). The fair values of the assets as determined for fresh-start reporting were based on estimates of anticipated future cash flows of assets discounted at rates consistent with the discount rates used in the Plan. Liabilities existing at the Plan confirmation date are stated at the present values of amounts to be paid discounted at appropriate current rates. Deferred taxes are reported in conformance with existing generally accepted accounting principles. Debt issued in connection with the Plan is recorded at the stated value. The difference between the net fair value of the assets and the liabilities existing at the confirmation date (excluding restructured debt in accordance with the Plan) and the reorganization value is "Excess of the Net Fair Value over Reorganization Value." "Excess of the Net Fair Value over Reorganization Value" is subject to the provisions of SFAS No.
              141. Under SFAS No. 141, the excess of the net fair value is used to reduce certain assets, as defined by SFAS No. 141 (generally long-lived non-financial assets), to zero. Any excess net fair value remaining after the reduction is recognized as an extraordinary gain. The determination of the net fair values of the assets and liabilities is subject to significant estimation and assumptions. Actual results could differ from the estimates made.

         o Ventures Investments: Ventures provided venture leases, venture debt and direct equity financing to venture capital-backed companies (collectively the "investments"). Venture leases are leases with warrants that were intended to compensate Ventures for providing equipment leases with terms having lower periodic rental payments than leases without warrants. Similarly, venture debt is a high-risk loan with warrants or a conversion-to-equity feature with more flexible terms than more traditional debt financing. Direct equity financings involved Ventures' purchase of convertible preferred stock and common stock from its customers. The Company carries the investments at the lower cost or net realizable value. The Company regularly estimates the net realizable value of these investments by adjusting their carrying value for known trends and historical collection experience. This estimate could require further adjustment based on changing circumstances, including changes in the economy or in the particular circumstances of a specific investment.

         o Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts. This allowance reflects management's estimate of the amount of the Company's receivables that it will be unable to collect and is based on current trends and historical collection experience. The estimate could require adjustments based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease the allowance.

         o Residual Value of Rental Equipment: Direct financing and sale-type leased assets consist of the present value of the future minimum lease payments plus the present value of the residual (collectively referred to as the "Net Investment"). Residual is the estimated fair market value of the equipment on lease at lease termination. Revenue on operating leases consists of the contractual lease payments which is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment. Depreciation is recognized on a straight-line basis over the lease term to the Company's estimate of the equipment's fair market value at lease termination, commonly referred to as "residual value." In estimating the equipment's fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure reasonableness, however, the amounts the Company will ultimately realize could differ from the amounts assumed in determining the fair market value of the equipment at lease termination and the ultimate gain or loss on disposition of assets

         The above listing is not intended to be a comprehensive list of all the Company's accounting policies. Please refer to the Company's consolidated financial statements and notes thereto which contain the Company's significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

         Basis of Presentation

         The Company and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois on July 16, 2001. Prior to emerging from Chapter 11 on August 12, 2002, Comdisco, Inc. operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court. The reorganized Company adopted fresh-start reporting and gave effect to its emergence as of July 31, 2002 for financial reporting purposes.

         Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of September 30, 2002, the consolidated balance as of that date is not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

Recent Developments

         On October 18, 2002, the Company announced that it had sold Computer Discount GmbH, a leasing subsidiary of Comdisco, Inc. formerly known as Comdisco Austria GmbH, to the Austrian company PH Holding GmbH. Under the terms of the purchase agreement, PH Holding GmbH agreed to pay (euro) 8.7 million (approximately U.S. $8.6 million as of September 30, 2002) for 100 percent of the stated share capital of Computer Discount GmbH. As part of the deal, PH Holding GmbH agreed to continue to oversee the liquidation of Comdisco Ceska Republika S.R.O., a wholly-owned Czech subsidiary of Computer Discount GmbH. PH Holding GmbH is owned by Peter Huber, a former employee of the Company who, until the sale, had been serving as the regional manager for the Company's Austrian and Swiss operations. The Company's operations in Austria comprised approximately two percent of the Company's total European assets as of August 14, 2002, the closing date of the sale.

         On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., formerly known as Comdisco (Switzerland) S.A., a leasing subsidiary of Comdisco Global Holding Company, Inc., to Comprendium Investments S.A., a Swiss company. Pursuant to the terms of the sale agreement, the Company received CHF 13.0 million (approximately U.S. $8.7 million as of September 30, 2002). Comprendium Investments S.A. is owned by Thomas Flohr, a former employee of the Company who, until January 2001, served as President of Comdisco Europe. The Company's operations in Switzerland comprised approximately two percent of the Company's total European assets as of October 10, 2002, the closing date of the sale.

         On October 18, 2002, the Company announced that it, along with Comdisco Global Holdings Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the leasing assets closed on December 23, 2002 and proceeds in the amount of approximately (euro) 69 million were received. These proceeds were converted into U.S. $70 million and repatriated by the Company. The Company's operations in France comprised approximately thirteen percent of the Company's total European assets as of September 30, 2002.

         On October 21, 2002, the Company voluntarily redeemed the entire $400 million outstanding principal amount of its Senior Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On November 14, 2002, pursuant to its mandatory redemption obligations under the Subordinated Notes, the Company made a partial redemption of $65 million of the outstanding principal amount of its Subordinated Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On December 23, 2002, the Company made a voluntary partial redemption of $200 million of the outstanding principal amount of its Subordinated Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On December 31, 2002, the Company made an approximately $16 million interest payment with respect to the Subordinated Notes. In addition, on January 9, 2003, the Company made a voluntary partial redemption of $100 million of the outstanding principal amount of its Subordinated Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest to the redemption date. After the January 9, 2003 redemption, the outstanding principal balance of Subordinated Notes is $285 million.

Results of Operations

         For purposes of this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the results of operations of the Company for the fiscal year ended September 30, 2002 are comprised of selected consolidated financial data of the Company for the two months from August 1, 2002 to September 30, 2002 and of Comdisco, Inc. for the ten months from October 1, 2001 to July 31, 2002. In addition, certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the September 30, 2002 consolidated financial statements. As a result of the reorganization, the recording of the restructuring transactions, the asset disposition transactions and the implementation of fresh-start accounting pursuant to SOP 90-7, the Company's results of operations after July 31, 2002 are not comparable to the results reported in prior periods for Comdisco, Inc. The information in this section should be read in conjunction with the consolidated financial statements and the related notes thereto appearing in Item 8, Financial Statements and Supplementary Data.

Fiscal Year Ended September 30, 2002 Compared to the Fiscal Year
Ended September 30, 2001

         Total Revenue

         Total revenue decreased 44 percent to $1.4 billion for the fiscal year ended September 30, 2002 from $2.5 billion for the fiscal year ended September 30, 2001. The decrease is due to lower revenues from all of the Company's operations. During fiscal 2002, the Company's operations were limited by the Company's financial constraints and the related impact on new business volume and remarketing, general economic conditions, anticipated asset sales and actual lease portfolio sales, significant reductions in personnel and the impact of the filing on the business. See the Risk Factor entitled "Uncertainties Relating to the Bankruptcy Plan" in this Item 7, below, for more information. Additional revenue information for each of the four business segments, US Leasing, European IT Leasing, Ventures and CAM group, is set forth below.

         Total Leasing Revenue

         Total leasing revenue from US Leasing operations decreased 55 percent to $271 million for the fiscal year ended September 30, 2002. Total leasing revenue from European IT Leasing operations decreased 11 percent to $163 million for the fiscal year ended September 30, 2002. Total leasing revenue from CAM group decreased 50 percent to $277 million for the fiscal year ended September 30, 2002. Total leasing revenue from Ventures operations decreased 26% to $217 million for the fiscal year ended September 30, 2002. The decrease in total leasing revenue from CAM group is primarily due to the leased asset sales to GE Capital and other organizations discussed in Note 5 of Notes to Consolidated Financial Statements. As such, total leasing revenue from operations decreased 42 percent to $928 million for the fiscal year ended September 30, 2002 from $1.6 billion for the fiscal year ended September 30, 2001.

         Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue.

         Operating lease revenue: US Leasing operating lease revenue decreased 51 percent to $202 million for the fiscal year ended September 30, 2002 from $415 million for the fiscal year ended September 30, 2001 primarily due to the continued orderly run-off of the lease base, the absence of any new business volume and the emphasis by the Company on remarketing, primarily by sales. European IT Leasing operating lease revenue decreased 24 percent to $122 million for the fiscal year ended September 30, 2002 from $160 million for the fiscal year ended September 30, 2001 primarily due to reduced IT leasing volume in Europe compared to prior years. CAM group operating lease revenue decreased 48 percent to $243 million for the fiscal year ended September 30, 2002 from $466 million for the fiscal year ended September 30, 2001. Venture operating lease revenue decreased 26 percent to $216 million for the fiscal year ended September 30, 2002 from $293 million for the fiscal year ended September 30, 2001.

         Direct financing lease revenue: US Leasing direct financing lease revenue decreased 48 percent to $57 million for the fiscal year ended September 30, 2002 from $109 million for the fiscal year ended September 30, 2001 primarily due to the decrease in leased assets. European IT Leasing direct financing lease revenue increased 100 percent to $26 million for the fiscal year ended September 30, 2002 from $13 million for the fiscal year ended September 30, 2001 primarily due to continued funding of its commitments in Germany for its technology refresh option product, primarily for T-Systems. T-Systems is the Company's largest lessee in Europe and one of its largest customers worldwide. CAM group direct financing lease revenue decreased 56 percent to $19 million for the fiscal year ended September 30, 2002 from $43 million for the fiscal year ended September 30, 2001.

         Sales-type revenue: The Company's emphasis on sales rather than remarketing by extending existing leases resulted in decreases in fiscal 2002 compared to fiscal 2001 for revenue from sales-type leases, domestically, while in Europe, sales-type lease revenue increased slightly. US Leasing sales-type lease revenue decreased to $12 million for the fiscal year ended September 30, 2002 from $77 million for the fiscal year ended September 30, 2001. European IT Leasing sales-type lease revenue increased 36 percent to $15 million for the fiscal year ended September 30, 2002 from $11 million for the fiscal year ended September 30, 2001 primarily from its UK operations. CAM group sales-type lease revenue decreased 64 percent to $15 million for the fiscal year ended September 30, 2002 from $42 million for the fiscal year ended September 30, 2001. Venture sales-type lease revenue was $1 million for both the fiscal year ended September 30, 2002 and 2001.

         Sales Revenue

         The Company generates sales from two sources: (a) the sale of used equipment from its lease portfolio; and (b) the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Revenue from sales increased 24 percent to $347 million for the fiscal year ended September 30, 2002 from $280 million for the fiscal year ended September 30, 2001. The increase is due to the Company's emphasis on remarketing transactions structured as sales rather than as leases and the overall business purpose of the Company to sell or orderly liquidate its assets. US Leasing sales revenue increased 12 percent to $154 million for the fiscal year ended September 30, 2002 from $137 million for the fiscal year ended September 30, 2001. European IT Leasing sales revenue increased 50 percent to $33 million for the fiscal year ended September 30, 2002 from $22 million for the fiscal year ended September 30, 2001. CAM group sales revenue increased 26 percent to $139 million for the fiscal year ended September 30, 2002 from $110 million for the fiscal year ended September 30, 2001. Ventures sales revenue increased 91 percent to $21 million for the fiscal year ended September 30, 2002 from $11 million for the fiscal year ended September 30, 2001.

         Technology Services Revenue

         Revenue from technology services were $80 million and $128 million for the fiscal years ended September 30, 2002 and 2001, respectively. The decrease in the current year period compared to the year earlier period is primarily the result of reduced revenues from the IT CAP services, business. The IT CAP Services North America business was sold in February 2002.

         Other Revenue

         Other revenue, which is primarily comprised of revenue from the sale of Ventures' equity investments, interest income earned on notes from Ventures' customers and other revenue, decreased 87 percent to $60 million for the fiscal year ended September 30, 2002 from $453 million for the fiscal year ended September 30, 2001. The decrease is primarily due to reduced revenue from the sale of equity securities. Revenue from the sale of equity securities was $16 million for the year ended September 30, 2002, compared to $353 million for the year ended September 30, 2001. During fiscal 2002 and the last six months of fiscal 2001, there was a significant decline in the number of public offerings and mergers/acquisitions within the Company's portfolio of venture companies. Interest income on notes decreased 53 percent to $30 million compared for the fiscal year ended September 30, 2002 from $64 million for the fiscal year ended September 30, 2001. The components of other revenue were as follows (in millions):

                                             Years ended
                                           ---------------
                                           2002       2001
                                           ----       ----
               Ventures:
               Sale of equity holdings     $ 16      $ 353
               Interest income on notes      30         64
               Other                          -          2
                                           ----       ----

                  Total                      46        419
            Other reportable segments:
               Equity sales                   -          -
               Investment income              7         28
               Other                          7          6
                                           ----       ----
                  Total                      14         34
                                           ----       ----
            Total other revenue            $ 60      $ 453
                                           ====       ====


         Total Costs and Expenses

         Total operating costs and expenses decreased 18 percent to $2.3 billion for the fiscal year ended September 30, 2002 from $2.8 billion for the fiscal year ended September 30, 2001. The decrease is due to reduced leasing costs and reduced interest expense as a result of the filing, offset by $439 million of reorganization items, including the $263 million of pre-tax charges for the sales of electronics, laboratory and scientific and healthcare leased equipment and Australian and New Zealand IT assets (see Note 5 of Notes to Consolidated Financial Statements), and $369 million of charges related to the Company's emergence from bankruptcy and the adoption of fresh-start reporting. Additional cost and expense information for each of the business segments is set forth below.

         Total Leasing Costs and Expenses

         Total leasing costs and expenses from US Leasing operations decreased 63 percent to $143 million for the fiscal year ended September 30, 2002 from $383 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses from European IT Leasing operations decreased 9 percent to $138 million for the fiscal year ended September 30, 2002 from $151 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses from CAM group decreased 47 percent to $202 million for the fiscal year ended September 30, 2002 from $380 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses from Ventures decreased 22 percent to $187 million for the fiscal year ended September 30, 2002 from $241 million for the fiscal year ended September 30, 2001. As such, total leasing costs and expenses operations decreased 44 percent to $670 million for the fiscal year ended September 30, 2002 from $1.2 billion for the fiscal year ended September 30, 2001.

         Total leasing costs and expenses is comprised of two components: (i) operating lease costs and expenses and (ii) sales-type lease costs and expenses.

         Operating lease costs and expenses: US Leasing operating lease costs and expenses decreased 59 percent to $132 million for the fiscal year ended September 30, 2002 from $320 million for the fiscal year ended September 30, 2001 reflecting the continued decrease in operating leased assets and the related revenue from operating leased assets. European IT Leasing operating lease costs and expenses decreased 13 percent to $125 million for the fiscal year ended September 30, 2002 from $143 million for the fiscal year ended September 30, 2001 primarily due to declines in total operating leased assets. CAM group operating lease costs and expenses decreased 46 percent to $191 million for the fiscal year ended September 30, 2002 from $354 million for the fiscal year ended September 30, 2001. Ventures operating lease costs and expenses decreased 23 percent to $186 million for the fiscal year ended September 30, 2002 from $241 million for the fiscal year ended September 30, 2001.

         Sales-type lease costs and expenses: US Leasing sales-type lease costs and expenses decreased 83 percent to $11 million for the fiscal year ended September 30, 2002 from $63 million for the fiscal year ended September 30, 2001 primarily reflecting the emphasis on sales remarketing rather than lease remarketing as noted above. European IT Leasing sales-type lease costs and expenses increased 63 percent to $13 million for the fiscal year ended September 30, 2002 from $8 million for the fiscal year ended September 30, 2001, primarily from its UK operations. CAM group sales-type lease costs and expenses decreased 58 percent to $11 million for the fiscal year ended September 30, 2002 from $26 million for the fiscal year ended September 30, 2001. Ventures sales-type lease costs and expenses were $1 million for the fiscal year ended September 30, 2002. Ventures did not have any sales-type lease costs and expenses during fiscal year 2001.

         Sales Costs and Expenses

         Sales costs and expenses increased 35 percent to $320 million for the fiscal year ended September 30, 2002 from $237 million for the fiscal year ended September 30, 2001. The increase in fiscal 2002 compared to fiscal 2001 is due to an increased focus on sales remarketing activities. US Leasing sales costs and expenses increased 3 percent to $117 million for the fiscal year ended September 30, 2002 from $114 million for the fiscal year ended September 30, 2001. Margins on those sales were twenty-four percent and seventeen percent in the years ended September 30, 2002 and 2001, respectively. European IT Leasing sales costs and expenses decreased 6 percent to $15 million for the fiscal year ended September 30, 2002 from $16 million for the fiscal year ended September 30, 2001. CAM group sales costs and expenses increased 70 percent to $175 million for the fiscal year ended September 30, 2002 from $103 million for the fiscal year ended September 30, 2001. CAM group sales are primarily electronics equipment remarketed from inventory. Published reports indicate continued earnings pressures for the semi-conductor and contract manufacturers and the year-to-year declines in bookings has negatively impacted the market for used electronics equipment. Ventures sales costs and expenses increased 225 percent to $13 million for the fiscal year ended September 30, 2002 from $4 million for the fiscal year ended September 30, 2001.

         Technology Services Costs and Expenses

         Services costs were $49 million and $123 million for the fiscal years ended September 30, 2002 and 2001, respectively. The decrease reflects the overall reduction in services revenue and the sale of IT CAP services North America in February 2002.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 33 percent to $204 million for the fiscal year ended September 30, 2002 from $312 million for the fiscal year ended September 30, 2001. The following table summarizes selling, general and administrative expenses (in millions):

                                              2002             2001
                                          -------------    --------------

Incentive compensation                    $    68          $    91
Estimated severance payments                   18                8
Other compensation and benefits                71              114
Outside professional services                  48               42
Foreign exchange gain                         (21)               -
Other expenses                                 20               57
                                          -------------    --------------
                                          $   204          $   312
                                          =============    ==============

         The reductions in incentive compensation and other compensation and benefits, and the increase in severance payouts in the current year compared to the year earlier period reflect the continued reduction in personnel. As of July 16, 2001, the date Comdisco, Inc. filed bankruptcy, it had approximately 2,100 domestic employees. As of the date of emergence from bankruptcy, the Company had approximately 400 domestic employees.

         Write-down of Equity Securities

         The charge for write-down of equity securities decreased 43 percent to $73 million for the fiscal year ended September 30, 2002 from $129 million for the fiscal year ended September 30, 2001. The decrease reflects the overall reduction in the carrying value of the Company's equity securities.

         Bad Debt Expense

         Bad debt expense decreased 69 percent to $153 million for the fiscal year ended September 30, 2002 from $489 million for the fiscal year ended September 30, 2001 primarily due to declines in bad debt expense for Ventures.

         Interest Expense

         Interest expense decreased 82 percent to $62 million for the fiscal year ended September 30, 2002 from $341 million for the fiscal year ended September 30, 2001. Interest expense for the ten months ended July 31, 2002 primarily represents interest accrued on Comdisco, Inc.'s secured debt obligations and debt obligations of its foreign subsidiaries. Effective August 12, 2002, the Company, along with its direct wholly-owned subsidiary, Comdisco, Inc., co-issued variable rate senior secured notes due 2004 in the principal amount of $400 million and 11 percent subordinated secured notes due 2005 in the principal amount of $650 million.

         As of July 16, 2001, Comdisco, Inc. ceased accruing interest on the unsecured debt obligations of the Debtors. Contractual interest on all obligations for the ten months ended July 31, 2002 and the year ended September 30, 2001 was $245 million, which is $198 million in excess of recorded interest expense included in the accompanying financial statements, and $391 million, which is $50 million in excess of recorded interest expense included in the accompanying financial statements, respectively.

         Reorganization Items

         Charges for reorganization items were $439 million for the fiscal year ended September 30, 2002 compared to $34 million for the fiscal year ended September 30, 2001. See Note 5 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the pre-tax charge of $263 million for the sales of electronics, laboratory and scientific and healthcare leased equipment and Australian IT assets.

         Fresh-Start Accounting Adjustments

         Fresh-start accounting adjustments, which reflect the impact of fresh-start reporting on the assets and liabilities of Comdisco, Inc. as of July 31, 2002, totaled $369 million for the ten months ended July 31, 2002. See Notes 3 and 6 to Consolidated Financial Statements, which are incorporated in this section by reference, for details of the fresh-start accounting adjustments.

         Income Taxes

         See Note 14 of Notes to Consolidated Financial Statements, which is incorporated in this section by this reference, for details about the Company's income tax provision.

         Net Loss from Continuing Operations

         The net loss from continuing operations was $973 million in fiscal 2002, compared to a net loss of $197 million, or $1.31 per share-diluted in fiscal 2001. The loss in fiscal 2002 is primarily the result of losses on asset sales during fiscal 2002 (see Note 5 of Notes to Consolidated Financial Statements), offset by lower selling, general and administrative expenses and lower interest expense. As a result of the leased asset sales, the related impact on future taxable income and continued constraints on business expansion in the near-term, the Company established an income tax valuation allowance totaling $23 million, or $.15 per share, during the quarter ended March 31, 2002. This was based on management's assessment that it was more likely than not that the Company would not realize its net deferred tax assets. The loss from continuing operations for the year ended September 30, 2001 was primarily a result of decreased earnings contributions from all of the Company's business lines and it reflects reduced earnings contributions from leasing as a result of the decline in leased assets. The loss in fiscal 2001 also reflects the following items:

         o a $365 million pretax charge ($234 million after-tax) for additions to the allowance for credit losses in the Ventures group's portfolio;

         o a $124 million pretax charge ($79 million after-tax) for additions to allowance for credit losses in the leasing business;

         o    a $129 million pretax charge for equity securities written-off;

         o    a $8 million pretax charge for restructuring and other charges;
              and

         o    $34 million of reorganization related expenses.

         Discontinued operations

         Net earnings from discontinued operations were $262 million for the year ended September 30, 2002 compared to a net loss of $77 million for the year ended September 30, 2001.

         o International leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The results of operations of these European subsidiaries as well as the Company's Australian and New Zealand operations ("International Leasing") have been classified as discontinued operations and prior year periods have been restated. Revenue from International Leasing was $155 million and $215 million for the years ended September 30, 2002 and 2001, respectively. Costs and expenses for these operations were $163 million for the year ended September 30, 2002 compared to $231 million for the year ended September 30, 2001. The decrease in both revenues and costs in the current year period compared to the prior year period reflect the reduction in operations of these subsidiaries as a result of the declining financial condition of the Company. Net loss for International Leasing was $39 million in the year ended
              September 30, 2002, including a loss of approximately $37 million on sales of assets, compared to a loss of $14 million in the year ended September 30, 2001. The net loss in fiscal 2001 was primarily the result of additions to the allowance for credit losses of approximately $16 million in Comprendium Finance S.A.

         o Availability Solutions: On November 15, 2001, Comdisco, Inc. completed the sale of its availability solutions business to SunGard. The results of operations of Availability Solutions have been classified as discontinued operations and prior periods have been restated. Revenue from Availability Solutions was $67 million and $487 million for the years ended September 30, 2002 and 2001, respectively. Availability Solutions costs were $54 million and $460 million during year ended September 30, 2002 and 2001, respectively. The decreases in both revenues and costs were due to the sale of the business effective November 15, 2001.

              Net earnings of the Availability Solutions business were $313 million for the year ended September 30, 2002 compared to a net loss of $13 million in the prior year period. Approximately $301 million of the net earnings within discontinued operations for the year ended September 30, 2002 relates to the gain on the sale of the Availability Solutions business.

              The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the Company's intention to exit the availability solutions businesses of Germany and Spain (including the possible sale of assets in either or both countries), the Company has also accounted for these businesses as discontinued operations. Revenue and expenses for the Company's operations in Germany and Spain for the years ended September 30, 2002 and 2001 were immaterial.

         o Network Services: During the second quarter of fiscal 2001, the network management services business of Comdisco, Inc. was discontinued. The network management services were transferred to a new provider during the third quarter of fiscal 2001. Loss from discontinued operations of network services for the year ended September 30, 2001 was $32 million.

         o Prism Communications: Due to unfavorable market conditions, Prism reduced its estimated proceeds from the sale of assets from $80 million at September 30, 2000 to $20 million at March 31, 2001. Given these negative market conditions, Prism accelerated the process of shutting down its operations, thereby reducing operating costs by approximately $30 million. As a result, Comdisco, Inc. recorded in the quarter ended March 31, 2001 a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down these assets to current estimated fair market value. Continued declines in the telecommunications industry in the three months ended June 30, 2002 negatively impacted the market for telecommunications equipment. As a result, Comdisco, Inc. recorded a charge of $3 million, or $.02 per common share, to write down these assets to current fair market value. The estimated fair market value of these assets is approximately $2 million at September 30, 2002. Through September 30, 2002, Prism has received approximately $15 million in proceeds from various sales of its equipment.

         Extraordinary gain

         For the ten months ended July 31, 2002, the Company recorded a $153 million extraordinary gain resulting from the discharge of indebtedness. See
Note 3 of Notes to Consolidated Financial Statements. During the two months ended September 30, 2002, the Company recorded a $241 million extraordinary gain related to the elimination of the excess fair value of net assets over the reorganization value in accordance with SFAS No. 141, "Business Combinations."

         Net Loss

         Net loss increased 17 percent to $317 million for the fiscal year ended September 30, 2002 from $272 million for the fiscal year ended September 30, 2001.

Fiscal Year Ended September 30, 2001 Compared to the Fiscal Year
Ended September 30, 2000

         Throughout the second half of fiscal 2001 and continuing into fiscal 2002, Comdisco, Inc. continued to seek additional liquidity through the sale of certain of its remaining business lines, including the possible sale of certain of its leasing assets. Comdisco, Inc.'s bankruptcy and the potential sale of some or all of these businesses created uncertainty that had an adverse impact on its business, ability to obtain credit, customer's confidence and its ability to retain employees. The Company believes this uncertainty negatively impacted its financial results for the year ended September 30, 2001.

         Total Revenue

         Total revenue decreased 19 percent to $2.5 billion for the fiscal year ended September 30, 2001 from $3.1 billion for the fiscal year ended September 30, 2000. The decrease is primarily due to decreases in leasing revenue resulting from reductions in the re-lease of equipment, which the Company refers to as "remarketing," and significant declines in leasing volume as the Company liquidated its assets in an orderly manner. Additional revenue information for each of the Company's business segments is set forth below.

         Total Leasing Revenue

         Total leasing revenue from US Leasing operations decreased 44 percent to $601 million for the fiscal year ended September 30, 2001. Total leasing revenue from European IT Leasing operations decreased 13 percent to $184 million for the fiscal year ended September 30, 2001. Total leasing revenue from Ventures increased 49 percent to $294 million for the fiscal year ended September 30, 2001. Total leasing revenue from CAM group decreased 4 percent to $551 million for the year ended September 30, 2001 from $572 million for the fiscal year ended September 30, 2000. Total leasing revenue decreased 21 percent to $1.6 billion for the fiscal year ended September 30, 2001 from $2.1 billion for the fiscal year ended September 30, 2000.

         Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Weakening economic conditions, the bankruptcy, and capital constraints had a negative impact on the Company's ability to provide the necessary financial support for new lease volume. As a result, equipment purchased for leasing decreased from $2.6 billion in fiscal 2000 to $1.3 billion in fiscal 2001. Declining leased assets resulted in declines in total lease revenue and earnings.

         Operating lease revenue: US Leasing operating lease revenue decreased 40 percent to $415 million for the fiscal year ended September 30, 2001 from $686 million for the fiscal year ended September 30, 2000. European IT Leasing operating lease revenue decreased 18 percent to $160 million for the fiscal year ended September 30, 2001 from $195 million for the fiscal year ended September 30, 2000. CAM group operating lease revenue increased 10 percent to $466 million for the fiscal year ended September 30, 2001 from $423 million for the fiscal year ended September 30, 2000. Ventures operating lease revenue increased 50 percent to $293 million for the fiscal year ended September 30, 2001 from $195 million for the fiscal year ended September 30, 2000.

         Direct financing lease revenue: US Leasing direct financing lease revenue decreased 13 percent to $109 million for the fiscal year ended September 30, 2001 from $125 million for the fiscal year ended September 30, 2000. European IT Leasing direct financing lease revenue increased to $13 million for the fiscal year ended September 30, 2001 from $5 million for the fiscal year ended September 30, 2000 primarily due to continued funding of its commitments in Germany for its technology refresh option product. CAM group direct financing lease revenue was $43 million for the fiscal years ended September 30, 2001 and 2000.

         Sales-type lease revenue: US Leasing sales-type lease revenue decreased to $77 million for the fiscal year ended September 30, 2001 from $261 million for the fiscal year ended September 30, 2000. European IT Leasing sales-type lease revenue decreased 8 percent to $11 million for the fiscal year ended September 30, 2001 from $12 million for the fiscal year ended September 30, 2000. CAM group sales-type revenue decreased 60 percent to $42 million for the fiscal year ended September 30, 2001 from $106 million in the fiscal year ended September 30, 2000. Ventures sales-type revenue decreased to $1 million for the fiscal year ended September 30, 2001 from $2 million in the fiscal year ended September 30, 2000.

         Sales Revenue

         Revenue from sales decreased 28 percent to $280 million for the fiscal year ended September 30, 2001 from $390 million for the fiscal year ended September 30, 2000. The decrease in fiscal 2001 compared to fiscal 2000 is due a decrease in remarketing activities. US Leasing sales revenue decreased 38 percent to $137 million for the fiscal year ended September 30, 2001 from $222 million for the fiscal year ended September 30, 2000. European IT Leasing sales revenue decreased 50 percent to $22 million for the fiscal year ended September 30, 2001 from $44 million for the fiscal year ended September 30, 2000. CAM group sales revenue decreased 3 percent to $110 million for the fiscal year ended September 30, 2001 from $113 million for the fiscal year ended September 30, 2000. Venture sales revenue was $11 million for both the fiscal year ended September 30, 2001 and 2000.

         Technology Services Revenue

         Revenue from technology services was $128 million and $119 million for the fiscal years ended September 30, 2001 and 2000, respectively. The increases are primarily the result of the growth in IT CAP services.

         Other Revenue

         Other revenue, which was primarily comprised of revenue from the sale of equity holdings, decreased 15 percent to $453 million for the fiscal year ended September 30, 2001 from $530 million for the fiscal year ended September 30, 2000. The decrease is primarily due to the reduced revenue from the sale of equity holdings and other investment income. The components of other revenue were as follows (in millions):

                                               Years ended
                                            ------------------
                                             2001       2000
                                            -------    -------
                Ventures:
                Sale of equity holdings      $ 353      $ 406
                Interest income on notes        64         56
                Other                            2          3
                                            -------    -------
                   Total                       419        465
             Other reportable segments:
                Equity sales                     -         42
                Investment income               28         16
                Other                            6          7
                                            -------    -------
                   Total                        34         65
                                            -------    -------
             Total other revenue             $ 453      $ 530
                                            =======    =======

         Total Costs and Expenses

         Total costs and expenses were $2.8 billion for the fiscal year ended September 30, 2001 and $2.8 billion for the fiscal year ended September 30, 2000. Reduced leasing and sales costs in fiscal 2001 compared to fiscal 2000 were offset by higher additions to the allowance for credit losses in the US Leasing and European IT Leasing and the Ventures group businesses and restructuring and reorganizational costs incurred in fiscal 2001. Additional operating cost and expense information for each of the business segments is set forth below.

         Total Leasing Costs and Expenses

         Total leasing costs and expenses from US Leasing operations decreased 49 percent to $383 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses from European IT Leasing operations decreased 16 percent to $151 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses for CAM group decreased 6 percent to $380 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses for Ventures increased 60 percent to $241 million for the fiscal year ended September 30, 2001. As such, total leasing costs and expenses operations decreased 20 percent to $1.2 billion for the fiscal year ended September 30, 2001 from $1.5 billion for the fiscal year ended September 30, 2000.

         Total leasing costs and expenses is comprised of two components: (i) operating lease costs and expenses; and (ii) sales-type lease costs and expenses. Operating lease costs decreased in fiscal 2001 compared to fiscal 2000 due to the decrease in lease volume discussed above. Remarketing activities, including sales-type leases, also decreased in fiscal 2001 compared to fiscal 2000, primarily due to the uncertainty of the Company's financial position and other factors as discussed above.

         Operating lease costs and expenses: US Leasing operating lease costs and expenses decreased 42 percent to $320 million for the fiscal year ended September 30, 2001 from $551 million for the fiscal year ended September 30, 2000. European IT Leasing operating lease costs and expenses decreased 17 percent to $143 million for the fiscal year ended September 30, 2001 from $173 million for the fiscal year ended September 30, 2000. CAM group operating lease costs and expenses increased 11 percent to $354 million for the fiscal year ended September 30, 2001 from $320 million for fiscal year ended September 30, 2000. Ventures operating lease costs and expenses increased 61 percent to $241 million for the fiscal year ended September 30, 2001 from $150 million for fiscal year ended September 30, 2000.

         Sales-type lease costs and expenses: US Leasing sales-type lease costs and expenses decreased 68 percent to $63 million for the fiscal year ended September 30, 2001 from $195 million for the fiscal year ended September 30, 2000. European IT Leasing sales-type lease costs and expenses increased 33 percent to $8 million for the fiscal year ended September 30, 2001 from $6 million for the fiscal year ended September 30, 2000 primarily due to remarketing of lower margin equipment. CAM group sales-type lease costs and expenses decreased 69 percent to $26 million for the fiscal year ended September 30, 2001 from $83 million for the fiscal year ended September 30, 2000. Ventures sales-type lease costs and expenses were $1 million for the fiscal year ended September 30, 2000.

         Sales Costs and Expenses

         Sales costs and expenses decreased 23 percent to $237 million for the fiscal year ended September 30, 2001 from $308 million for the fiscal year ended September 30, 2001. The decrease in fiscal 2001 compared to fiscal 2000 is due to a decrease in remarketing activities. US Leasing sales costs and expenses increased 32 percent to $114 million for the fiscal year ended September 30, 2001 from $167 million for the fiscal year ended September 30, 2000. Margins on those sales were 17 percent and 24 percent in the years ended September 30, 2001 and 2000, respectively. Margins on remarketing activities in fiscal 2001 reflected a decrease in the market for high technology equipment. European IT Leasing sales costs and expenses decreased 64 percent to $16 million for the fiscal year ended September 30, 2002 from $44 million for the fiscal year ended September 30, 2001. CAM group sales costs and expenses increased 17 percent to $103 million for the fiscal year ended September 30, 2001 from $88 million for the fiscal year ended September 30, 2001. CAM group sales are primarily electronics equipment remarketed from inventory. Ventures sales costs and expenses decreased 56 percent to $4 million for the fiscal year ended September 30, 2001 from $9 million for the fiscal year ended September 30, 2001.

         Technology Services Costs and Expenses

         Services costs were $123 million and $119 million for the fiscal years ended September 30, 2001 and 2000, respectively. The increases were due to higher personnel costs and an increase in customer base.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 14 percent to $312 million for the fiscal year ended September 30, 2001 from $362 million for the fiscal year ended September 30, 2000. The decrease is primarily the result of reduced compensation and outside professional services (excludes professional services related to reorganization). The following table summarizes selling, general and administrative expenses (in millions):

                                                       2001      2000
                                                     -------    ------
         Incentive compensation                        $ 91      $134
         Estimated severance payments                     8         -
         Other compensation and benefits                114       121
         Outside professional services                   42        58
         Other expenses                                  57        49
                                                     -------    ------
                                                       $312      $362
                                                     =======    ======

         Write-down of Equity Securities

         The charge for write-down of equity securities totaled $129 million for the fiscal year ended September 30, 2001 compared to $7 million for the fiscal year ended September 30, 2000. The increase in fiscal 2001 compared to fiscal 2000 was primarily due to the rapid deterioration in the Ventures portfolio as well as continued declines in the markets for equity securities.

         Bad Debt Expense

         Bad debt expense increased 247 percent to $489 million for the fiscal year ended September 30, 2001 from $141 million for the fiscal year ended September 30, 2000 primarily due to the rapid deterioration in the Ventures group portfolio as well as provisions needed for US Leasing and European IT Leasing.

         Interest Expense

         Interest expense was $341 million and $340 million for the fiscal years ended September 30, 2001 and 2000, respectively. As of July 16, 2001, Comdisco, Inc. ceased accruing interest on the senior notes and borrowings by the Debtors under Comdisco, Inc.'s lines of credit. Contractual interest on these obligations for the year ended September 30, 2001 was $391 million, which is $50 million in excess of recorded interest expense included in the accompanying financial statements. The increase in contractual interest in fiscal 2001 compared to fiscal 2000 interest expense results primarily from borrowings associated with Comdisco, Inc.'s discontinued operations (see discussion on Prism following) and higher interest costs due to credit ratings downgrades in the first quarter of fiscal 2001.

         Reorganization Items

         Charges for reorganization items were $34 million for the fiscal year ended September 30, 2001. See Note 6 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items.

         Income Taxes

         See Note 14 of Notes to Consolidated Financial Statements, which is incorporated in this section by this reference, for details about the Company's income tax provision.

         Net Loss from Continuing Operations

         The net loss from continuing operations was $197 million, or $1.31 per share-diluted, in fiscal 2001, compared to net earnings of $216 million, or $1.34 per share-diluted, in fiscal 2000. The loss from continuing operations for the year ended September 30, 2001 was primarily a result of decreased earnings contributions from all of the Company's business lines and it reflects decreases in remarketing activities and reduced earnings contributions from leasing as a result of the decline in leased assets. It also reflects the following items:

         o a $365 million pretax charge ($234 million after-tax) for additions to the allowance for credit losses in the Ventures group's portfolio (compared to after-tax charges of $67 million in fiscal 2000);

         o a $124 million pretax charge ($79 million after-tax) for additions to allowance for credit losses in the leasing business (compared to after-tax charges of $23 million in fiscal 2000);

         o a $129 million pretax charge for equity securities written-off (compared to $7 million in fiscal 2000);

         o    a $8 million pretax charge for restructuring and other charges;
              and

         o    a $34 million of reorganization related expenses.

         Discontinued operations

         Net loss from discontinued operations was $77 million for the year ended September 30, 2001 compared to a net loss of $283 million for the year ended September 30, 2000.

         o International leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The results of operations of these European subsidiaries as well as the Company's Australian and New Zealand operations ("International leasing") have been classified as discontinued operations and the prior year periods have been restated. Revenue from International leasing was $215 million and $264 million for the years ended September 30, 2001 and 2002, respectively. Costs and expenses for these operations were $231 million for the year ended September 30, 2001 compared to $263 million for the year ended September 30, 2000. The decrease in both revenues and costs in the current year period compared to the prior year period reflect the reduction in operations of these subsidiaries as a result of the declining financial condition of the Company. Net loss for these European subsidiaries was $14 million in the year ended September 30, 2001 compared to net earnings of $0 in the year ended September 30, 2000. The net loss in fiscal 2001 was primarily the result of additions to the allowance for credit losses of approximately $16 million in Comprendium Finance S.A.

         o Availability Solutions: On November 15, 2001, the Company completed the sale of its availability solutions business to SunGard. The results of operations of availability solutions have been classified as discontinued operations and prior periods have been restated. Revenue from availability solutions was $487 million and $480 million for the years ended September 30, 2001 and 2000, respectively. The increase in revenue was primarily due to the growth in products and services. Availability solutions costs were $460 million and $405 million during year ended September 30, 2001 and 2000, respectively. The increase in costs was due to higher personnel costs and continued investment in new service development.

              Net loss of the availability solutions business were $13 million for the year ended September 30, 2001 compared to net earnings of $48 million in the prior year period.

              The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the Company's intention to exit the availability solutions businesses of Germany and Spain (including the possible sale of assets in either or both countries), the Company has also accounted for these businesses as discontinued operations. Revenue and expenses for the Company's operations in Germany and Spain for years ended September 30, 2001 and 2000 were immaterial.

         o Network Services: During the second quarter of fiscal 2001, the network management services business of the Company was discontinued. The network management services were transferred to a new provider during the third quarter of fiscal 2001. Loss from discontinued operations of network services for the year ended September 30, 2001 was $32 million compared to a $9 million loss in the prior period.

         o Prism Communications: On October 2, 2000, Comdisco, Inc. decided to cease funding ongoing operations of Prism Communication Services, Inc. ("Prism"), a wholly-owned subsidiary. Prism decided to cease operations and pursue the immediate sale of Prism's assets. Comdisco, Inc.'s fourth quarter results for fiscal 2000 reflected after tax charges of $238 million, or $1.49 per share diluted, for the expected loss on disposal as well as the operating losses on the discontinued operations during the quarter. The estimated loss on disposal represented the Company's estimate of operational losses to be incurred and the expected losses from the disposition of the assets. Due to unfavorable conditions in the telecommunications market, Prism reduced its estimated proceeds from the sale of assets from $80 million at September 30, 2000 to $20 million at March 31, 2001. Given these negative market conditions, Prism accelerated the process of shutting down its operations, thereby reducing operating costs by approximately $30 million. As a result, Comdisco, Inc. recorded in the quarter ended March 31, 2001 a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down these assets to estimated fair market value. During the fourth quarter of fiscal 2001, Prism reduced its estimated proceeds from the sale of assets from $13 million at June 30, 2001 to $6 million at September 30, 2001. The estimated wind-down costs were also reduced by $7 million. Loss from discontinued operations of Prism for the year ended September 30, 2000 was $322 million, or $1.99 per common share.

Liquidity and Capital Resources

         On September 30, 2002, in accordance with the Plan, the Company made an initial distribution to the holders of certain Allowed Claims against the Comdisco, Inc. bankruptcy estate. As part of that initial distribution, the Company, along with its direct wholly-owned subsidiary, Comdisco, Inc., co-issued the Senior Notes in the principal amount of $400 million and the Subordinated Notes in the principal amount of $650 million.

         The Senior Notes were issued pursuant to an indenture dated as of August 12, 2002 and amended as of October 7, 2002 (the "Senior Note Indenture"). Similarly, the Subordinated Notes were issued pursuant to an indenture dated as of August 12, 2002 and amended as of October 7, 2002 (the "Subordinated Note Indenture"). The Company's obligations with respect to payment of interest and principal under the Senior Notes and the Subordinated Notes have been secured by a first-priority security interest in all the capital stock of Comdisco Global Holding Company, Inc., Comdisco, Inc., Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc. and certain other property that may be acquired by the Company in the future. Because the Company's investments in its subsidiaries are pledged to secure the obligations under the Senior Notes and the Subordinated Notes, Comdisco Holding's ability to obtain additional or alternate financing is severely restricted. Accordingly, the Company must rely on cash generated from the orderly sale and run-off of its assets to meet its liquidity needs.

         Permitted uses of cash are specified in the Senior Note Indenture, the Subordinated Note Indenture and the Plan. Generally, the Company is permitted to use cash only to fund its operating reserve, pay operating expenses, and make certain payments under its management incentive plan and stay-bonus plan. All cash in excess of amounts necessary to satisfy those obligations must be used to redeem Senior Notes and Subordinated Notes in accordance with their respective indentures. The Company is not permitted to make distributions with respect to its Common Stock or Contingent Distribution Rights until all debt evidenced by the Senior Notes and the Subordinated Notes is extinguished.

         On October 21, 2002, the Company voluntarily redeemed the entire $400 million outstanding principal amount of its Senior Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On November 14, 2002 pursuant to its mandatory redemption obligations under the Subordinated Note Indenture, the Company made a partial redemption of $65 million of the outstanding principal amount of its Subordinated Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On December 23, 2002, the Company made a voluntary partial redemption of $200 million of the outstanding principal amount of its Subordinated Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On December 31, 2002, the Company made an approximately $16 million interest payment with respect to the Subordinated Notes. In addition, on January 9, 2003, the Company made a voluntary partial redemption of $100 million of the outstanding principal amount of its Subordinated Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interest to the redemption date. After the January 9, 2003 redemption, the outstanding principal balance of Subordinated Notes is $285 million.

         The Company continually evaluates opportunities for the orderly sale and run-off of its remaining assets, including the sale of one or more of its leasing asset portfolios. Comdisco, Inc.'s bankruptcy filing and the potential sale of some or all of these businesses created uncertainty that had an adverse impact on the Company's business, ability to obtain credit, customer's confidence, its ability to retain employees and employees' performance in future periods. The Company believes this uncertainty negatively impacted the Company's financial results for the year ended September 30, 2002. Furthermore, due to the Company's limited business purpose, there can be no assurance that this uncertainty will not continue to have an impact on the Company's operations and its ability to develop, implement and execute the Plan. See the Risk Factors contained in this Item 7, below, for additional risks associated with the bankruptcy filing and the Company's future results of operations.

         At September 30, 2002, the Company had unrestricted cash and cash equivalents of approximately $575 million, an increase of approximately $29 million compared to September 30, 2001. Net cash provided by operating activities for the year ended September 30, 2002 was $3.6 billion. Net cash used in investing activities was $391 million in the year ended September 30, 2002. Funds provided by secured non-recourse debt during the year ended September 30, 2002 totaled $10 million compared to $589 million in the year earlier period.

         The Company's operating activities during the year ended September 30, 2002, including capital expenditures, were funded primarily by cash flows from operations (primarily lease receipts), including the realization of residual values through remarketing activities. The Company's liquidity has typically been augmented by the realization of cash from the future remarketing of leased equipment. Liquidity from remarketing in fiscal 2002 decreased compared to fiscal 2001 and this trend is expected to continue for fiscal 2003. See the Risk Factor entitled "Remarketing Results Are Uncertain" in this Item 7, below, for information regarding remarketing.

         The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of January 9, 2003, the Company's unrestricted cash balances exceeded $100 million. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operating expenses, interest payments and debt obligations for the foreseeable future.

         Net cash provided by operating activities was $3.6 billion in fiscal 2002, $3.3 billion in fiscal 2001 and $3.2 billion in fiscal 2000.

         The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the Company to implement its reorganization plan, timely payment by its customers, global economic conditions and controlling operating costs and expenses.

Contingent Distribution Rights

         As previously discussed, all shares of Comdisco, Inc. common stock were cancelled on August 12, 2002. Holders of Comdisco, Inc. common stock meeting certain requirements may exchange their shares for Contingent Distribution Rights. More information on the Contingent Distribution Rights can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the Securities and Exchange Commission.

         Pursuant to the terms of the Contingent Distribution Rights distributed in accordance with the Plan, the Company agreed to provide information regarding the present value of distributions to certain former creditors of Comdisco, Inc. in its annual and quarterly reports. As the present value of distributions to those creditors reaches certain levels of recovery established pursuant to the Plan, the holders of the Contingent Distribution Rights are entitled to share in distributions made by the Company on the terms set forth in the Plan and further clarified in the Comdisco Contingent Equity Distribution Agreement. As of January 9, 2003, the present value of the distributions to creditors holding Class C-4 Claims that have been allowed was approximately $2.6 billion and the aggregate amount of Class C-4 Claims that have been allowed was $3.6 billion. Accordingly, the percentage recovery of creditors holding Class C-4 Claims that have been allowed is approximately seventy-two percent as of January 9, 2003. The present value of distributions to creditors includes the initial distribution on September 30, 2002, the optional redemption of the Senior Notes on October 21, 2002, the mandatory redemption of $65 million of Subordinated Notes on November 14, 2002, the optional partial redemption of $200 million of Subordinated Notes on December 23, 2002, the $16 million interest payment with respect to the Subordinated Notes on December 31, 2002 and the optional partial redemption of $100 million of Subordinated Notes on January 9, 2003, in each case net of cash amounts contributed to the Disputed Claims Reserve. Cash contributed to the Disputed Claims Reserve in respect of claims that have not been allowed through January 9, 2003 totaled approximately $333 million. The first scheduled distribution from the Disputed Claims Reserve to allowed claimholders, if any, will be on or about February 14, 2003 as required in the Plan.

Recently Issued Professional Accounting Standards

         During 2001, FASB issued SFAS No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and associated asset retirement costs. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and amends ARB No. 51, "Consolidated Financial Statements." In conjunction with the Company's reorganization and Fresh- Start Reporting, Comdisco adopted the provisions of SFAS Nos. 141, 142, 143 and 144, the effects of which are included in the results of operations and financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. Management does not believe the adoption of SFAS No. 145 has had a significant impact on the Company's consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Management does not believe the adoption of SFAS No. 146 has had a significant impact on the Company's consolidated financial statements.

Risk Factors Relating to the Company

         The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company confronts. Additional risks and uncertainties not presently known to it or that it currently deems immaterial also may impair the Company's business operations and the implementation of the Plan. If any of the following risks actually occurs, the Company's business, financial condition, operating results and the implementation of the Plan could be materially adversely affected.

         Uncertainties Relating to the Bankruptcy Plan

         The results of the Company's operations may be affected by (i) the reluctance of customers and third parties to do business with a company recently emerged from bankruptcy proceedings; (ii) the ability of the Company to retain employees; (iii) limitations imposed by the Plan's focus on the orderly run-off or sale of assets; and (iv) third party competitive pressures.

         In addition, the Company has incurred and will continue to incur significant costs associated with its reorganization and implementation of the Plan. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations.

         Inherent Uncertainty of Limited Business Plan

         The Company's post-bankruptcy business plan is limited to an orderly run-off or sale of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business plan. This business plan is based on numerous assumptions including the anticipated future performance of the Company in running off its operations, the time frame for the run-off, general business and economic conditions, and other matters, many of which are beyond the control of the Company and some of which may not materialize. As a result, the Company's ability to effectively implement this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of this Annual Report may affect the actual financial results of the Company's operations.

         The Company's Liquidity is Dependent on a Number of Factors

         The Company's liquidity generally depends on cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, timely payment by its customers, global economic and political conditions, control of operating costs and expenses and the ability of the Company to dispose of its assets. In addition, the Company continues to honor its existing lease funding obligations, including significant obligations related to its Technology Refresh Option product within European IT Leasing. If the technology refresh option assets are not sold in the near term, the continued funding requirement could have a negative impact on liquidity. Any inability of the Company to fund such commitments could have a negative impact on the realization of value from these assets.

         Remarketing Results Are Uncertain

         Quarterly operating results and cash from the sale of assets depend substantially upon remarketing transactions, which are difficult to forecast accurately. The general economic slowdown and particularly the decrease in corporate technology equipment spending may have a negative impact on equipment values and remarketing results. There can be no assurance that the Company's current financial condition and emergence from bankruptcy will not continue to have a negative impact on the ability of the Company to sell its remaining assets.

         The Company is Affected By Product and Market Development

         The markets for the Company's principal products are characterized by rapidly changing technology, frequent new product announcements and enhancements, evolving industry standards and customer demands and declining prices. These rapidly changing market conditions could adversely affect the Company's business, including its leasing and remarketing revenue and earnings contributions.

         The Company's Investments in Certain Industries May Cause Business and Broader Financial Results to Suffer

         The Company has significant exposures to companies engaged in the telecommunications, electronics and other high-technology industries that have been severely negatively impacted by the recent economic downturn. To the extent that these companies are unable to meet their business plans, or are unable to obtain funding at reasonable rates to execute their business plans, there could be an increase in the Company's credit losses. There can be no assurance that the economic and operating environment for these industries will rebound to levels seen prior to the economic downturn, nor that the environment for these industries will not continue to deteriorate.

         Current Economic Conditions Have Made It Difficult for Ventures. to Timely Realize on its Investments and Have Adversely Affected the Ability of Ventures Customers to Timely Meet Their Obligations to the Company

         Ventures, through Comdisco, Inc.'s former Ventures group, leased equipment to, made loans to and equity investments in various privately held companies. The Company's Ventures operations are now directed by Comdisco Ventures, Inc., a wholly-owned subsidiary of Comdisco, Inc. Prior to the bankruptcy filing, the companies in which Ventures invested were typically in an early stage of development with limited operating histories and limited or no revenues and expectations of substantial losses. The current slowdown in economic growth has and could continue to materially affect these companies. Accordingly, investments in these companies may not result in any return and the Company may lose its entire investment and/or principal balance. Many of the companies to which Ventures provided venture financing prior to the bankruptcy filing are dependent on third parties for liquidity. The significant change in the availability of funds has had, and may continue to have, a material impact on the fair market value of the Company's equity instruments and credit risk on its debt instruments. If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the Company's credit losses. Further, increases in credit losses during fiscal year 2002 indicate that there is an increasing number of companies in the Ventures' portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term. Early-stage companies, unable to obtain additional financing, are reducing overhead or closing down completely. Management has an on-going portfolio review process intended to identify problem companies within the Ventures' financing portfolio. To the extent there are revisions in management's estimates requiring additional bad debt provisions, the Company's operating results and financial condition could be materially adversely affected.

         Current economic conditions also have adversely affected the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of Ventures' portfolio. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected the ability of the Company to dispose of the equity securities and the value of those securities on the date of sale. Exacerbating these conditions is the fact that the equity instruments held by the Company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company is unable to dispose of its equity securities. As a result, Ventures may not be able to generate gains or receive proceeds from the sale of equity holdings and the Company's business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Ventures portfolio to parties willing to lend to such companies. The liquidation preferences have had, and may continue to have, an adverse impact on the value of Ventures equity and warrant holdings. For those securities without a public trading market, the realizable value of Ventures' interests may prove to be lower than the carrying value currently reflected in the financial statements.

         Company Exposed to Customer Concentration Risk

         The Company's customer concentrations expose the Company to additional risk in that the failure of any single customer, which represents a concentration in the Company's existing portfolio of assets, to meet its obligations to the Company could significantly negatively impact the Company's revenues and cash flows (see Item 1, "Customers," for examples of significant customer concentrations).

         Impact of Interest Rates and Foreign Exchanges Rates

         Changes in interest rates and foreign exchange rates affect the fair market value of the Company's leased assets. Decreases in interest rates would positively impact the US dollar value of the Company's assets and a strengthening of the dollar would negatively impact the value of our net foreign assets.

         Discontinued Operations and the Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. With respect to the Company's discontinued operations, actual losses could differ from those estimates and will be reflected as adjustments in future financial statements when probable and estimable.

         Limited Public Market for Common Stock

         There is currently a limited public market for the Company's Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company's business performance, industry dynamics, news announcements or changes in general economic conditions.

         Limited Public Market for Contingent Distribution Rights

         There is currently a limited public market for the Company's Contingent Distribution Rights. Holders of the Company's Contingent Distribution Rights may, therefore, have difficulty selling their Contingent Distribution Rights, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any Contingent Distribution Rights which may be purchased may be sold without incurring a loss. Any such market price of the Contingent Distribution Rights may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Contingent Distribution Rights in the future. Further, the market price of the Contingent Distribution Rights may be volatile depending on a number of factors, including the status of the Company's business performance, industry dynamics, news announcements or changes in general economic conditions.

         Other

         Other uncertainties include general business conditions, ability to sell assets, reductions in technology budgets and related spending plans and the impact of workforce reductions on the Company's operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposures are interest rate risk, primarily related to the Company's interest-bearing obligations, equity security price risk and foreign exchange rate risk.

         Interest Rate Risk and Market Risk

         Presently, the Company invests its cash and cash equivalents in money market and other interest bearing accounts. Such cash and cash equivalents are essentially the only floating rate assets held by the Company. The Company does not expect to hold or invest any significant amounts of cash as it is required to distribute cash in accordance with the Plan and the terms of the Subordinated Notes. The primary investment objective is to ensure capital preservation of its invested principal funds by limiting default and market risk. Currently, the Company does not use derivative financial instruments in its investment portfolio.

         The Company is subject to interest rate risk on the Senior Notes and the term notes (the term notes are more fully described in Note 11 to the Consolidated Financial Statements). On October 21, 2002, the Company voluntarily redeemed the entire $400 million outstanding principal amount of its Senior Notes at a price equal to 100 percent of their principal amount plus accrued and unpaid interests from August 12, 2002 to the redemption date, thereby significantly reducing the Company's outstanding floating rate debt and the related exposure to changes in interest rates.

         The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's Subordinated Notes, Senior Notes and term notes as of September 30, 2002.

                                                 2003         2004        2005
                                               ---------    ---------   -------
  Notes Payable:
     Subordinated Notes:
        Fixed rate                               $ -          $  -        $650
        Interest rate                                                    11.00%
     Senior Notes:
        Floating interest rate                   $ -          $ 400        $ -
        Interest rate at September 30, 2002                   4.74%
  Term Notes:
     Floating interest rate                      $35          $  -         $ -
     Interest rate at September 30, 2002        2.19%


         The Company's investment in marketable equity securities is subject to market price risk. A ten percent decrease in market values would not have a material impact on the Company. Many of these equity securities are highly volatile stocks.

         Foreign Exchange Risk

         The Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the company, and such effect may be material in any individual reporting period. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company enters into derivative financial instruments with major international financial institutions.

         Risk Management

         The Company uses derivatives in certain identifiable situations to manage risk. The Company does not speculate on interest rates or foreign exchange rates, but rather manages its portfolio of assets and liabilities to mitigate the impact of interest rate and foreign exchange rate fluctuations. The Company does not use derivatives for trading purposes. See Note 11 of Notes to Consolidated Financial Statements, which is incorporated in this section by this reference, for information on the Company's average daily borrowings, effective interest rates and the Company's derivative financial instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                                               Page
                                                                                               ----
Reports of Independent Accountants............................................................  41

Consolidated Statements of Earnings (Loss) for the two-month period ended
September 30, 2002 (Successor), the ten-month period ended July 31, 2002 and each of the years ended September 30, 2001 (Successor) and 2000
(Predecessor).................................................................................  42

Consolidated Balance Sheets as of September 30, 2002 (Successor) and 2001
(Predecessor).................................................................................  44

Consolidated Statements of Stockholders' Equity:

     For the ten-month period ended July 31, 2002 and the years ended
     September 30, 2001 and 2000 (Predecessor)................................................  45

     For the two-month period ended September 30, 2002 (Successor)............................  46

Consolidated Statements of Cash Flows for the two-month period ended
September 30, 2002 (Successor), the ten-month period ended July 31, 2002 and each of the years ended September 30, 2001 and 2000 (Predecessor).........................  47

Notes to Consolidated Financial Statements...................................................   50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Comdisco Holding Company, Inc.:


We have audited the accompanying consolidated balance sheet of Comdisco
Holding Company, Inc. and subsidiaries as of September 30, 2002 (the Successor), and of Comdisco, Inc. as of September 30, 2001 (the Predecessor) and the related consolidated statement of earnings (loss), stockholders' equity, and cash flows for the period from August 1, 2002 to September 30, 2002 (the Successor), the period from October 1, 2001 to July 31, 2002 (the Predecessor) and each of the two years in the period ended September 30, 2001 (the Predecessor). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements, on July 16, 2001, the Predecessor and fifty of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code from which it emerged on August 12, 2002. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in note 2.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comdisco Holding Company, Inc. at September 30, 2002 and Comdisco, Inc. at September 30, 2001, and the consolidated results of operations and their cash flows for the period from August 1, 2002 to September 30, 2002, the period from October 1, 2001 to July 31, 2002, and each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


Chicago, IL
January 14, 2003

                        COMDISCO HOLDING COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                      (in millions except per share data)
                                                                              SUCCESSOR   |            PREDECESSOR
                                                                             Two months   |   Ten months
                                                                                ended     |     ended         Years ended
                                                                            September 30, |    July 31,      September 30,
                                                                            ------------- |  -----------  ------------------
                                                                                   2002   |       2002       2001      2000
                                                                            ------------- |  -----------  ------------------
Revenue                                                                                   |
Leasing                                                                                   |
    Operating                                                               $      79     |   $    704    $ 1,334   $ 1,499
    Direct financing                                                               14     |         88        165       173
    Sales-type                                                                      5     |         38        131       381
                                                                            ------------- |  -----------   -------  --------
       Total leasing                                                               98     |        830      1,630     2,053
                                                                                          |
Sales                                                                              50     |        297        280       390
Technology services                                                                10     |         70        128       119
Other                                                                              12     |         48        453       530
                                                                            ------------- |  -----------   -------  --------
       Total revenue                                                              170     |      1,245      2,491     3,092
                                                                            ------------- |  -----------   -------  --------
                                                                                          |
Costs and expenses                                                                        |
Leasing                                                                                   |
    Operating                                                                      75     |        559      1,058     1,194
    Sales-type                                                                      2     |         34         97       285
                                                                            ------------- |  -----------   -------  --------
       Total leasing                                                               77     |        593      1,155     1,479
                                                                                          |
Sales                                                                              31     |        289        237       308
Technology services                                                                10     |         39        123       119
Selling, general and administrative                                                34     |        170        312       362
Write-down of equity securities                                                     3     |         70        129         7
Bad debt expense                                                                    4     |        149        489       141
Interest (total Predecessor contractual interest 2002 - $260; 2001 - $391)         15     |         47        341       340
Reorganization items                                                                -     |        439         34         -
Fresh-start accounting adjustments                                                  -     |        369          -         -
                                                                            ------------- |  -----------   -------  --------
       Total costs and expenses                                                   174     |      2,165     2,820     2,756
                                                                            ------------- |  -----------   -------  --------
                                                                                          |
Earnings (loss) from continuing operations before income                                  |
  taxes (benefit), extraordinary items and cumulative                                     |
  effect of change in accounting principle                                        (4)     |       (920)      (329)      336
Income taxes (benefit)                                                             4      |         45       (132)      120
                                                                            ------------- |  -----------   -------  --------
Earnings (loss) from continuing operations before                                         |
  extraordinary items and cumulative effect of change                                     |
  in accounting principle                                                         (8)     |       (965)      (197)      216
Earnings (loss) from discontinued operations, net of tax                          (9)     |        271        (77)     (283)
                                                                            ------------- |  -----------   -------  --------
Earnings (loss) before extraordinary items and cumulative                                 |
  effect of change in accounting principle                                       (17)     |       (694)      (274)      (67)
Extraordinary gain - debt discharge, net of tax                                    -      |        153          -         -
Extraordinary gain - recognition of excess of fair value                                  |
  net assets over reorganization value, net of tax                               241      |          -          -         -
                                                                            ------------- |  -----------   -------  --------
Earnings (loss) before cumulative effect of change in                                     |
  accounting principle                                                           224      |       (541)      (274)      (67)
Cumulative effect of change in accounting principle, net of tax                    -      |          -          2         -
                                                                            ------------- |  -----------   -------  --------
Net earnings (loss)                                                         $    224      |    $  (541)    $ (272)  $   (67)
                                                                            ============= |  ===========   =======  ========
                                                                                          |
Basic earnings (loss) per common share:                                                   |
  Earnings (loss) from continuing operations                                $   (1.81)    |    $ (6.41)   $ (1.31)  $  1.42
  Earnings (loss) from discontinued operations                                  (2.20)    |       1.80      (0.50)    (1.86)
  Earnings (loss) from extraordinary items                                      57.38     |       1.02          -         -
  Cumulative effect of change in accounting principle                               -     |          -       0.01         -
                                                                            ------------- |  -----------  --------  --------
  Net earnings (loss)                                                       $   53.37     |    $ (3.59)   $ (1.80)  $ (0.44)
                                                                            ============= |  ===========  ========  ========
Diluted earnings (loss) per common share:                                                 |
  Earnings (loss) from continuing operations                                $   (1.81)    |    $ (6.41)   $ (1.31)  $  1.34
  Earnings (loss) from discontinued operations                                  (2.20)    |       1.80      (0.50)    (1.75)
  Earnings (loss) from extraordinary items                                      57.38     |       1.02          -         -
  Cumulative effect of change in accounting principle                               -     |          -       0.01         -
                                                                            ------------- |  -----------  --------  --------
  Net earnings (loss)                                                       $   53.37     |    $ (3.59)   $ (1.80)  $ (0.41)
                                                                            ============= |  ===========  ========  ========

See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
           (in millions except number of shares and per share data)

                                                                                SUCCESSOR       |     PREDECESSOR
                                                                              September 30,     |    September 30,
                                                                                   2002         |        2001
                                                                             -----------------  |  ------------------
ASSETS                                                                                          |
Cash and cash equivalents                                                     $          575    |   $           546
Cash - legally restricted                                                                 18    |                54
Receivables, net                                                                         127    |               592
Inventory of equipment                                                                    24    |                84
Leased assets:                                                                                  |
  Direct financing and sales-type                                                      1,016    |             1,850
  Operating (net of accumulated depreciation)                                            296    |             1,919
                                                                             -----------------  |  ------------------
    Net leased assets                                                                  1,312    |             3,769
Property, plant and equipment, net                                                         -    |                59
Equity securities                                                                         36    |               138
Assets of discontinued operations                                                        155    |               747
Other assets                                                                              94    |               213
                                                                             -----------------  |  ------------------
                                                                              $        2,341    |   $         6,202
                                                                             =================  |  ==================
                                                                                                |
LIABILITIES AND STOCKHOLDERS' EQUITY                                                            |
Liabilities not subject to compromise                                                           |
Term notes payable                                                            $           35    |   $           360
Discounted lease rentals                                                                 262    |               964
Notes payable                                                                          1,050    |               179
Accounts payable                                                                          36    |               105
Income taxes:                                                                                   |
  Current                                                                                  2    |                10
  Deferred                                                                                80    |                25
Liabilities related to assets of discontinued operations                                  29    |                93
Deferred income                                                                           34    |               153
Other liabilities                                                                        172    |               175
                                                                             -----------------  |  ------------------
                                                                                       1,700    |             2,064
                                                                                                |
Liabilities subject to compromise                                                               |
Notes payable                                                                              -    |               917
Senior notes                                                                               -    |             2,639
Accounts payable                                                                           -    |                22
Other liabilities                                                                          -    |               113
                                                                             -----------------  |  ------------------
                                                                                           -    |             3,691
                                                                             -----------------  |  ------------------
Stockholders' equity:                                                                           |
  Old Preferred stock $.10 par value.                                                           |
    Authorized 100,000,000 shares (none issued); Series C and Series D                     -    |                 -
  Old Common stock $.10 par value. Authorized 750,000,000 shares;                               |
    issued 225,555,293 at September 30, 2001                                               -    |                23
  New Comdisco stock $.01 par value. Authorized 10,000,000 shares;                              |
   issued 4,200,000 shares.                                                                -    |                 -
  Old Comdisco Ventures group stock $.10 par value.                                             |
    Authorized 750,000,000 shares (none issued)                                            -    |                 -
  Additional paid-in capital                                                             413    |               365
  Accumulated other comprehensive income (loss)                                            4    |               (93)
  Retained earnings                                                                      224    |               772
                                                                             -----------------  |  ------------------
                                                                                         641    |             1,067
  Old Common stock held in treasury, at cost;                                                   |
     (74,996,351 in 2001)                                                                  -    |              (620)
                                                                                                |  ------------------
                                                                             -----------------  |
      Total stockholders' equity                                                         641    |               447
                                                                             -----------------  |  ------------------
                                                                              $        2,341    |   $         6,202
                                                                             =================  |  ==================

See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in millions except per share data)
PREDECESSOR
                                                                        Accumulated
                                                         Additional        other                       Common
                                            Common        paid-in      comprehensive    Retained      stock in
                                             stock        capital          income        earnings     treasury       Total
                                           ---------    -----------    -------------    ----------    ----------   --------
Balance at September 30, 1999              $     22     $     302       $     58        $  1,134      $  (456)     $ 1,060
Net loss                                                                                     (67)                      (67)
Translation adjustment                                                       (64)                                      (64)
Change in unrealized gain                                                    323                                       323
                                                                                                                    -------
   Total comprehensive income                                                                                          192
Cash dividends-Old Common stock ($.10                                                        (16)                      (16)
   per share)
Stock options exercised                           1           26                                           10           37
Purchase of Old Common stock                                                                              (91)         (91)
Income tax benefits resulting from the
   exercise of non-qualified stock
   options                                                    32                                                        32
                                           ---------    -----------    -------------    ----------    ----------   --------
Balance at September 30, 2000                    23          360             317           1,051         (537)       1,214
Net loss                                                                                    (272)                     (272)
Translation adjustment                                                         1                                         1
Change in unrealized gain                                                   (411)                                     (411)
                                                                                                                    -------
   Total comprehensive income (loss)                                                                                  (682)
Cash dividends-Old Common stock ($.05
   per share)                                                                                 (7)                       (7)
Stock options exercised                                        3                                            1            4
Purchase of Old Common stock                                                                              (84)         (84)
Income tax benefits resulting from the
   exercise of non-qualified stock
   options                                                     2                                                         2
                                           ---------    -----------    -------------    ----------    ----------   --------
Balance at September 30, 2001                    23          365             (93)            772         (620)         447
Net loss for the ten months ended                                                           (541)                     (541)
   July 31, 2002
Translation adjustment                                                        24                                        24
Change in unrealized gain                                                     (1)                                       (1)
                                                                                                                    -------
   Total comprehensive income (loss)                                                                                  (518)
Extinguishment of stockholders' equity
   in connection with reorganization            (23)        (365)             70            (231)         620           71
                                           ---------    -----------    -------------    ----------    ----------   --------
Balance at July 31, 2002                    $     -     $      -       $       -        $      -      $     -      $     -
                                           =========    ===========    =============    ==========    ==========   ========

See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in millions)
SUCCESSOR

                                                           Additional     Accumulated
                                                 Common      paid-in     other compre-       Retained
                                                  stock      capital     hensive income      earnings       Total
                                             ------------------------------------------------------------------------
Balance at July 31, 2002                     $     -     $       -        $     -          $     -       $       -
Issuance of New Common stock                       -           384                                             384
Tax effect of fresh-start accounting               -            29              -                -              29
Net earnings for the two months ended
  September 30, 2002                                                                           224             224
Translation adjustment                                                          4                                4
Change in unrealized gain                                                       -                                -
                                                                                                           -------
   Total comprehensive income                                                                                  228
                                             ---------------------------------------------------------------------
Balance at September 30, 2002                $     -     $     413        $     4          $   224      $      641
                                             =====================================================================


See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                        SUCCESSOR   |                PREDECESSOR
                                                       Two months   |     Ten months
                                                         ended      |       ended               Years ended
                                                      September 30, |      July 31,            September 30,
                                                      ------------- |    -----------     ---------------------------
                                                             2002   |          2002            2001         2000
                                                      ------------- |    -----------     ---------------------------
                                                                    |
Cash flows from operating activities:                               |
   Operating lease and other leasing receipts           $    176    |      $   1,543    $      2,534    $    2,657
   Leasing costs, primarily rentals paid                       -    |             (8)            (15)          (10)
   Sale of portfolios                                         22    |            348               -             -
   Sales of equipment                                         61    |            266             265           438
   Sales costs                                                (1)   |             (8)            (45)         (115)
   Technology services receipts                                4    |             44             155           110
   Technology services costs                                  (1)   |            (18)           (111)         (110)
   Notes receivable receipts                                  33    |            201             323           272
   Warrant proceeds                                            -    |             29             456           470
   Other revenue                                              13    |             43              51            11
   Selling, general and administrative expenses              (40)   |           (131)           (318)         (364)
   Interest                                                   (2)   |            (54)           (294)         (339)
   Income taxes                                               (6)   |             32              (1)          (56)
                                                      ------------- |    -----------     -------------  ------------
     Net cash provided by continuing operations              259    |          2,287           3,000         2,964
     Net cash provided by discontinued operations             29    |          1,008             281           254
                                                      ------------- |    -----------     -------------  ------------
     Net cash provided by operating activities                      |
       before reorganization items                           288    |          3,295           3,281         3,218
                                                      ------------- |    -----------     -------------  ------------
Operating cash flows from reorganization items:                     |
   Interest received on cash accumulated because                    |
     of Chapter 11 proceeding                                  -    |             26               3             -
   Professional fees paid for services rendered                     |
     in connection with  Chapter 11                                 |
       proceeding                                              -    |            (42)            (33)            -
                                                      ------------- |    -----------     -------------  ------------
     Net cash used by reorganization items                     -    |            (16)            (30)            -
                                                      ------------- |    -----------     -------------  ------------
     Net cash provided by operating activities               288    |          3,279           3,251         3,218
                                                      ------------- |    -----------     -------------  ------------
Cash flows from investing activities:                               |
   Equipment purchased for leasing                           (46)   |           (254)         (1,204)       (2,306)
   Investment in service facilities                            -    |              -               3           (32)
   Notes receivable                                            -    |            (18)           (232)         (626)
   Equity investments                                          -    |             (1)            (56)         (176)
   Capital expenditures on discontinued operations           (14)   |            (56)           (285)         (685)
   Other                                                      (3)   |              1              42           (25)
                                                      ------------- |    -----------     -------------  ------------
     Net cash used in investing activities                   (63)   |           (328)         (1,732)       (3,850)
                                                      ------------- |    -----------     -------------  ------------
Cash flows from financing activities:                               |
   Discounted lease proceeds                                   -    |             10             589           619
   Net increase (decrease) in notes and term                        |
     notes payable                                           (33)   |           (462)           (489)          683
   Issuance of senior notes                                    -    |              -               -           802
   Initial cash distribution to creditors                      -    |         (1,983)              -             -
   Cash portion of disputed claims reserve                     -    |           (248)              -             -
   Maturities and repurchases of senior notes                  -    |              -            (813)       (1,036)
   Principal payments on secured debt                        (42)   |           (378)           (419)         (339)
   Old Common stock purchased and placed in                         |
     treasury                                                  -    |              -             (84)          (91)
   Dividends paid on Old Common stock                          -    |              -              (7)          (16)
   Issuance of Prism Communication Services                         |
     common stock                                              -    |              -               -            11
   Decrease (increase) in legally restricted cash             40    |             (5)              -            (8)
   Cash used to finance discontinued operations               (6)   |             (9)            (64)          (47)
   Other                                                     (13)   |            (18)             (1)            8
                                                      ------------- |    -----------     -------------  ----------
     Net cash provided by (used in) financing                       |
       activities                                            (54)   |         (3,093)         (1,288)          586
                                                      ------------- |    -----------     -------------  ----------
Net increase (decrease) in cash and cash                            |
  equivalents                                                171    |           (142)            231          (46)
Cash and cash equivalents at beginning of period             404    |            546             315           361
                                                      ------------- |    -----------     -----------    ----------
Cash and cash equivalents at end of period                $  575    |       $    404     $       546    $      315
                                                      ============= |    ===========     ===========    ==========


See accompanying notes to consolidated financial statements.



                        COMDISCO HOLDING COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                       SUCCESSOR   |                PREDECESSOR
                                                                                   |
                                                                      Two months   |    Ten months
                                                                        ended      |      ended               Years ended
                                                                     September 30, |     July 31,            September 30,
                                                                         2002      |       2002             2001        2000
                                                                    -------------- |  --------------     ----------  ----------
Reconciliation of earnings (losses) from continuing                                |
operations to net cash provided by operating activities:                           |
                                                                                   |
Earnings (losses) from continuing operations                          $      (8)   |   $      (965)     $   (197)     $   216
                                                                                   |
Adjustments to reconcile earnings (losses) from continuing                         |
    operations to net cash provided by operating activities                        |
                                                                                   |
    Leasing costs, primarily                                                       |
      depreciation and amortization                                           77   |           585         1,140        1,470
    Leasing revenue, primarily principal portion of                                |
      direct financing and sales-type lease rentals                           78   |           713           905          603
    Cost of sales                                                             30   |           281           192          193
    Technology services costs, primarily                                           |
       depreciation and amortization                                           9   |            21            12            9
    Interest                                                                  13   |            (7)           47            1
    Income taxes                                                              (2)  |            77          (133)          64
    Principal portion of notes receivable                                     23   |           175           248          205
    Selling, general, and administrative expenses                              1   |           258           612          146
    Warrant proceeds in excess of income                                       -   |            13           103           22
    Income tax benefit resulting from the exercise of                              |
       non-qualified stock options                                             -   |                           2           32
    Fresh-start accounting adjustments                                         -   |           369             -            -
    Reorganization items                                                       -   |           771             4            -
    Lease portfolio sales                                                     22   |             -             -            -
    Other, net                                                                16   |           (20)           35            3
                                                                    -------------- |  --------------    -----------   ----------
                  Net cash provided by continuing operations                 259   |         2,271         2,970        2,964
                  Net cash provided by discontinued operations                29   |         1,008           281          254
                                                                    -------------- |  --------------    -----------   ----------
                  Net cash provided by operating activities           $      288   |   $     3,279      $  3,251      $ 3,218
                                                                    ============== |  ==============    ===========   ==========
                                                                                   |
Supplemental Schedule of Non-cash Financing Activities:                            |
    Reduction of discounted lease rentals in lease portfolio sales    $        -   |   $       292      $     -       $      -
                                                                    ============== |  ==============    ===========   ==========


See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2002 and 2001

Note 1 - Reorganization

         On July 30, 2002, the First Amended Joint Plan of Reorganization was confirmed by the bankruptcy court (the "Plan") and, on August 12, 2002 (the "Effective Date"), the Company emerged from Chapter 11. For financial reporting purposes, the effective date for implementation of fresh-start reporting is July 31, 2002.

         Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which manages the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which manages the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (a direct wholly-owned subsidiary of Comdisco, Inc.), which manages the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management, or CAM group is responsible for the sale and run-off certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism is now a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc.

         Comdisco Holding Company, Inc. (Successor) was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in a orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. (Predecessor). As more fully described in the Plan, the Company's business purpose is limited to the orderly sale or run-off of all its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

         Consummation of the Plan resulted in (i) the distribution of cash totaling $2.2 billion; (ii) the issuance of variable rate senior secured notes due 2004 in the principal amount of $400 million; (iii) the issuance of 11 percent subordinated secured notes due 2005 in the principal amount of $650 million; (iv) the issuance of 4.2 million shares of New Common stock; (v) the issuance of Contingent Distribution Rights to holders of the Company's Old Common stock; and (vi) the cancellation of the Company's Old Senior Notes, Old Notes Payable, Old Common stock and Old Stock Options.

         Consummation of the Plan resulted in the election of a new Board of Directors for the Company (the "Board"). As of the Effective Date, the Board is comprised of five members. The management director is Ronald C. Mishler, Chief Executive Officer. The four additional members of the Board are: Jeffrey
A. Brodsky, Robert M. Chefitz, William A. McIntosh and Randolph I. Thornton.

         All references to the "the Company" throughout these notes to consolidated financial statements for disclosures related to periods prior to and including July 31, 2002 refer to Comdisco, Inc., the Predecessor, and disclosures related to periods subsequent to July 31, 2002 refer to Comdisco Holding Company, Inc., the Successor.

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation

         Due to the reorganization and implementation of fresh-start reporting, the consolidated financial statements for the Successor Company (period starting July 31, 2002) are not comparable to those of the Predecessor Company. For financial reporting purposes, the effective date of the emergence from bankruptcy is considered to be the close of business on July 31, 2002.

     Nature of Operations

         Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. Prior to the bankruptcy, Comdisco, Inc. provided technology services worldwide to help its customers maximize technology functionality, predictability, and availability, while freeing them from the complexity of managing their technology. Comdisco, Inc. offered leasing to key vertical industries, including semiconductor manufacturing and electronic assembly, healthcare, telecommunications, pharmaceutical, biotechnology and manufacturing. Through its Comdisco Ventures group, Comdisco, Inc. provided equipment leasing and other financing and services to venture capital-backed companies.

     Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

     Translation Adjustments

         All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings (loss).

     Income Taxes

         The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not.

     Lease Accounting

         See Notes 7, 8, and 9 of Notes to Consolidated Financial Statements for a description of lease accounting policies, lease revenue recognition and related costs.

     Technology Services

         Revenue from Availability Solutions' contracts is recognized monthly as subscription fees become due. Revenue from Availability Solutions continuity contracts is recognized over the terms of the related contracts or as the service is provided. Revenue from continuity contracts is reported in discontinued operations.

     Cash and Cash Equivalents

         Cash and cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

Allowance for Credit Losses

         See Note 13 of Notes to Consolidated Financial Statements for a description of the policy for reserving for credit losses.

     Cash--Legally Restricted

         Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings, cash and cash equivalents received by the Company from non-owned lease portfolios serviced by the Company and cash and cash equivalents held in escrow or in similar accounts as a result of the various proposed or completed assets sales. Legally restricted cash is comprised of the following at September 30, 2002 and September 30, 2001 (in millions):

                                                  SUCCESSOR   |    PREDECESSOR
                                                     2002     |        2001
                                                  ---------   |    -----------
SunGard escrow                                    $    2      |     $     -
Professional fee escrow                                7      |           -
Letters of credit                                      3      |          26
Cash received on non-owned leases                      6      |          28
                                                  ---------   |    -----------
                                                  $   18      |     $    54
                                                  =========   |    ===========

     Inventory of Equipment

         Inventory of equipment is stated at the lower of cost or market by categories of similar equipment.

     Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. The carrying value of property, plant and equipment is assessed annually and/or when factors indicating an impairment are present. If an impairment is present, the assets are reported at the lower cost of carrying value or fair value. As result of fresh-start accounting adjustments, $27 million of excess fair value of net assets over reorganization value was allocated as a reduction to property, plant and equipment in accordance with AICPA Statement of Position ("SOP") 90-7 and Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the net book value of property, plant and equipment as of September 30, 2002 was zero. See Note 3 of Notes to Consolidated Financial Statements.

     Investment in Equity Securities

         The Company determines the appropriate classification of marketable securities at the time of acquisition and reevaluates such designation at each balance sheet date. Marketable securities classified as available-for-sale are carried at fair value, based on quoted market prices, net of estimated commission expenses, with unrealized gains and losses excluded from earnings
(loss) and reported in accumulated other comprehensive income (loss). Equity investments for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value.

     Warrants

         The Company's investments in warrants (received in connection with its lease or other financings) are initially recorded at zero cost and carried in the consolidated financial statements as follows:

         o Warrants that meet the criteria for classification as available-for-sale are carried at fair value based on quoted market prices with unrealized gains excluded from earnings
               (loss) and reported in accumulated other comprehensive income
               (loss).

         o Warrants that do not meet the criteria for classification as available-for-sale are carried at zero value.

The proceeds received from the sale or liquidation are recorded as income on the trade date.

     Earnings (Loss) Per Common Share

         Earnings (loss) per common share-basic are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding for the period. Earnings (loss) per common share-diluted reflect the maximum dilution that would have resulted from the exercise of stock options. Earnings (loss) per common share-diluted are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding and all dilutive stock options (dilutive stock options are based on the treasury stock method).

     Stock-Based Compensation

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. As result of the confirmation of the Plan and the emergence from bankruptcy, all stock option plans were terminated and all outstanding stock options were cancelled.

     Reclassifications

         Certain reclassifications have been made in the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

     Cumulative Effect of Change in Accounting Principle

         Comdisco, Inc. adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000. In accordance with the transition provisions of SFAS No. 133, Comdisco, Inc. recorded a net-of-tax cumulative-effect adjustment of $2 million in current earnings to recognize at fair value all derivatives that were designated as cash-flow hedging instruments. For the year ended September 30, 2000, prior to the adoption of SFAS No. 133, Comdisco, Inc. entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. For interest rate swaps, the differential to be paid or received was accrued and recognized in interest expense.

         Neither the Company, nor Comdisco, Inc. use derivatives for trading purposes. The Company's derivative financial instruments at September 30, 2002 are recorded at fair value.

Note 3 - Fresh-Start Reporting

         The Company adopted fresh start reporting because, as a result of implementation of the Plan, holders of the Company's existing common stock immediately before filing and confirmation of the Plan retained less than 50% of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its' post-petition liabilities and allowed claims.

         Under Fresh Start Reporting, the reorganization value of the Company is allocated to estimated fair value of the emerging Company's net assets. The Company's reorganization value was based on the consideration of many factors and various valuation methodologies, primarily discounted cash flows, believed by the Company's management and its financial advisors to be representative of the Company's business and industry. The allocation of the Company's reorganization value to the estimated fair value of the net assets of the emerging company was determined in a manner similar to the accounting provisions applied for business combinations under Statement of Financial Accounting Standards No. 141 (SFAS 141) which consisted primarily of discounted cash flows for leased assets, amounts to be paid discounted at current rates for liabilities and recording of deferred taxes in accordance with generally accepted accounting principles.

         The Company's reorganization value was less than the fair value of the emerging Company's net assets as estimated by the Company. In accordance with SFAS 141, the excess of the fair value of the net assets over the reorganization value was used to reduce the value of certain assets (primarily long-lived non-financial assets) to zero. The remaining excess was held as a contra asset on the balance sheet of the Company as of July 31, 2002 (see adjustment (h) below). The Company recognized an extraordinary gain of $241 million, net of tax, in the Successor consolidated financial statements to recognize the excess which remained after reducing property, plant and equipment to zero. The excess of the estimated fair value of the net assets of the emerging Company over the reorganization value primarily relates to three factors: (1) the Company's European IT Leasing business performing better than expected; (2) the strengthening of the Euro from the time of estimation of the reorganization value as disclosed in the Plan; and (3) the reorganization value considered future operating expenses, whereas the estimated fair value of the net assets of the emerging company did not. All future operating expenses will be expensed as incurred in accordance with generally accepted accounting principles.

         The reorganization value and the related allocation to the estimated fair value of the net assets of the emerging Company is based upon a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant uncertainties.

         The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Predecessor's consolidated balance sheet for the period ended July 31, 2002:

ASSETS
                                                                      Reorganization and         |
                                           PREDECESSOR             Fresh-Start Adjustments       |   SUCCESSOR
                                           July 31, 2002           Debit              Credit     | July 31, 2002
                                         --------------------------------------------------------| ----------------
ASSETS                                                                                           |
Cash and equivalents                      $  2,635            $                   $   1,983 (a)  |     $     404
                                                                                        248 (a)
Cash, legally restricted                        59                                               |            59
Receivables, net                               237                    2 (e)                      |           239
Inventory                                       50                                       10 (e)  |            40
Leased assets:                                                                                   |
 Direct financing and sales-type               967                   55 (e)                      |         1,022
 Operating, net of                                                                               |
  accumulated depreciation                     476                                       39 (e)  |           437
                                         ---------------                                         |     ------------
             Net leased assets               1,443                                               |         1,459
Property, plant and equipment, net              39                                       12 (e)  |             -
                                                                                         27 (h)  |
Equity securities                               58                                       16 (e)  |            42
Assets of discontinued operations              191                                        3 (h)  |           188
Other                                          137                                        1 (c)  |           101
                                                                                         35 (e)  |
Excess fair value of net assets                                                                  |
 over reorganization value                                                              241 (h)  |          (241)
                                         ---------------                                         |     ------------
                                                                                                 |
                                         $   4,849                                               |     $   2,291
                                         ===============                                         |     ============
                                                                                                 |
                                                                                                 |
LIABILITIES AND STOCKHOLDERS' EQUITY                                                             |
Notes payable                            $     916                  916 (b)           1,050 (a)  |     $   1,050
Term notes payable                              67                                               |            67
Senior notes                                 2,640                2,640 (b)                      |             -
Accounts payable                               116                   20 (b)                      |            96
Income taxes                                   137                   29 (f)                      |           108
Liabilities related to                                                                           |
 assets of discontinued operations              31                                               |            31
Deferred income                                 94                                               |            94
Other liabilities                              361                  160 (b)              10 (e)  |           128
                                                                     83 (b)                      |
                                                                                                 |             -
                                                                                                 |
Discounted lease rentals                       304                                               |           304
                                         ---------------                                         |     ------------
                                             4,666                                               |         1,878
                                         ---------------                                         |     ------------
                                                                                                 |
Stockholders' equity:                                                                            |
Common stock                                    22                   22 (d)              -  (a)  |             -
Additional paid-in capital                     365                  365 (d)             384 (a)  |           413
                                                                                         29 (d)  |
Accumulated other comprehensive income         (70)                                      70 (d)  |             -
Retained earnings                              486                  332 (d)              29 (f)  |             -
                                                                    271 (h)                      |
                                                                     65 (e)             153 (g)  |
                                         ---------------                                         |     ------------
                                               803                                               |           413
Common stock held in treasury, at cost        (620)                                     620 (d)  |             -
                                         ---------------                                         |     ------------
Total Stockholders' Equity                     183                                               |           413
                                         ---------------                                         |     ------------
                                          $  4,849            $   4,960           $   4,960      |     $   2,291
                                         ===============      =================  ================|     ============
                                                                                                 |
 Explanations of adjustment columns of the balance sheet are as follows:
(a)      To record initial distribution under the Plan, including distribution for Disputed Claims Reserve. Distribution included cash, the issuance of New Debt and New Common Stock (4.2 million shares, par value $.01).
(b)      To reflect the cancellation of the old debt, including related accrued interest, and cancellation of other prepetition obligations subject to compromise.
(c)      To write-off the remaining debt issuance costs.
(d)      To reflect the cancellation of stockholders' equity of the Predecessor.
(e)      To adjust assets to fair value and accrue a liability related to the
         Contingent Distribution Rights.
(f)      Tax effect of adjusting assets to fair value.
(g)      To reflect the extraordinary gain resulting from discharge of indebtedness. The extraordinary credit is calculated as follows (in thousands):

             Historical carrying value of old debt securities                $   3,556
             Historical value of related accrued interest                           83
             Unamortized portion of deferred debt issuance costs                    (1)
             Prepetition accounts payable and estimated liability
               related to disputed claims                                          180
             Plan New Debt                                                      (1,050)
             Plan Cash Distribution                                             (1,983)
             Plan New Common Stock                                                (384)
             Disputed Claims Reserve (cash)                                       (248)
                                                                             ----------------
                                                                                   153
             Tax provision                                                           -
                                                                             ----------------
             Gain on extinguishment of debt                                   $     153
                                                                             ================


           Reconciliation of reorganization value:
           Reorganization value per Plan                                      $    384
           Tax effect of fresh start accounting                                     29
                                                                             ----------------
           Reorganization value per financials                                $    413
                                                                             ================

(h) Record excess fair value of net assets over Plan reorganization value and adjust long-lived assets in accordance with SOP 90-7 and SFAS No.
           141.


Note 4 - Discontinued Operations

     Network Services

         During the second quarter of fiscal 2001, the network consulting business of the Company was discontinued. The network management services segment of the business was transferred to a new provider during the third quarter of fiscal 2001. Network customers purchased bundled consulting, network management and leasing. Even though the consulting and network management services have been discontinued, the leasing element was not discontinued.

     Prism Communication Services, Inc.

         The Company acquired Prism Communication Services, Inc. ("Prism"), a provider of dedicated high-speed connectivity, on February 28, 1999, for a cash purchase of approximately $53 million, of which approximately $45 million was paid in fiscal 1999. From the date of acquisition through September 30, 2001, the Company provided Prism with cash totaling $531 million for the expansion of its network and for its operating costs and wind-down costs.

         On October 2, 2000, the Company ceased funding ongoing operations of Prism. As a result of this decision, Prism ceased operations and pursued the immediate sale of its assets.

     Availability Solutions

         The Company's technology services business was offered for sale in the third quarter of fiscal 2001 with the sale completed in the first quarter of fiscal 2002 (see Note 5 of Notes to Consolidated Financial Statements). The estimated loss on disposal for the Availability Solutions business includes wind-down costs and asset write downs associated with the Company's German and Spanish subsidiaries which were excluded from the sale to SunGard discussed in
Note 5, as well as wind-down costs and asset write downs associated with the Company's Web-Availability Solutions business.

     International Leasing

         On April 9, 2002, the Company announced that it had agreed to sell substantially all of its information technology ("IT") leasing assets in Australia and New Zealand to Allco, an Australian Company specializing in equipment and infrastructure finance and leasing. Results of operations for all periods are included in the statements of earnings (loss) as discontinued operations.

         On October 18, 2002, the Company announced that it had entered into an agreement for the sale of its French operations, Comdisco France SA and Promodata SNC, to Belgium-based computer services provider, Econocom Group. The Company received approximately $70 million from the sale of its French operations on December 23, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment of Long Lived Assets or Disposal of Long-Lived Assets,", during July 2002, the Company recorded a pre-tax charge of $35 million to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. For financial reporting purposes, the assets of the French operations are included in the balance sheet as assets of discontinued operations and in the statement of earnings (loss) as discontinued operations.

         On October 18, 2002, the Company announced that it had sold its Swiss and Austrian-based operations. These transactions closed on October 10, 2002 and August 14, 2002, respectively. During July 2002, the Company recorded a $1 million pre-tax loss on the sale of its Swiss and Austrian-based operations. Results of operations for its Swiss and Austrian-based operations for all periods are included in the statement of earnings (loss) as discontinued operations.

         Each of the transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm.

         As a result of the discontinuance of Network Services and Prism and the sale of Availability Solutions, and the sale of the Company's French, Switzerland, Austrian, Australian and New Zealand-based operations (collectively referred to as "International Leasing" in the following table) amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for these operations as discontinued.

         Following is summary financial information for the Company's discontinued operations. In addition to the businesses sold to SunGard, the Availability Solutions information included below also includes the results from the Company's Availability Solutions businesses in Germany and Spain (in millions):


SUCCESSOR
                                                                      Two months
                                                                        ended
                                                                  September 30, 2002

                                                                International Leasing
                                                               ----------------------------
Revenue                                                                       $   22
                                                                               ============
Loss from discontinued operations:
  Before income taxes                                                         $   (8)
  Income taxes                                                                     1
                                                                               ------------
  Net loss                                                                    $   (9)
                                                                               ============


PREDECESSOR
                                                              Ten months ended July 31, 2002

                                             Availability      Network    International
                                               Solutions       Services     Leasing        Prism          Total
                                            --------------- ------------- ------------- ------------ --------------
Revenue                                     $         67      $     -      $    133     $      -     $      200
                                                 ===========  =========    ==========    =========    ===========

                                                 ----------   ---------    ---------    ----------   ------------
Gain on sale                                $        326      $     -             -            -     $      326
                                                 ===========  =========    ==========    =========    ===========
Income from discontinued operations:
  Before income taxes                       $        339      $     -      $      -     $      (3)   $      336

  Income taxes                                        26            -             2            -             28
                                            --------------- ------------- ------------- ------------ --------------
  Net earnings (loss)                                313            -            (2)           (3)          308

Estimated loss on disposal
  Before income tax benefit                            -            -           (37)           -            (37)
  Income tax benefit                                   -            -             -            -              -
                                            --------------- ------------- ------------- ------------ --------------
  Net loss                                             -            -           (37)           -            (37)
                                            --------------- ------------- ------------- ------------ --------------
Total                                       $        313     $      -      $    (39)     $     (3)   $      271
                                            =============== ============= ============= ============ ==============


                                                             Fiscal year ended September 30, 2001

                                             Availability      Network    International
                                               Solutions       Services     Leasing        Prism          Total
                                            --------------- ------------- ------------- ------------ --------------
Revenue                                     $        487     $      9      $    215      $     -     $      711
                                            =============   =========      =========     =======     ===========


Income (loss) from discontinued
operations:
     Before income taxes (benefit)          $         27     $    (14)     $    (16)     $     -     $       (3)
     Income taxes (benefit)                           13           (5)           (2)           -              6
                                            -----------------------------------------------------------------------
     Net earnings (loss)                              14           (9)          (14)           -             (9)
Estimated loss on disposal
     Before income tax benefit                       (38)         (38)            -          (30)          (106)
     Income tax benefit                              (11)         (15)            -          (12)           (38)
                                            ------------------------------------------------------------------------
     Net loss                                        (27)         (23)            -          (18)           (68)
                                            ------------------------------------------------------------------------
Total                                       $        (13)    $    (32)     $    (14)     $   (18)    $      (77)
                                            ========================================================================


                                                             Fiscal year ended September 30, 2000

                                             Availability      Network    International
                                               Solutions       Services     Leasing        Prism          Total
                                            --------------- ------------- ------------- ------------ --------------
Revenue                                     $        480     $     31      $    264      $     4     $      779
                                            =============   ===========  ===========    ===========  ==========
Income (loss) from discontinued operations:
     Before income taxes (benefit)          $         75     $    (14)     $      1      $  (196)    $     (134)
     Income taxes (benefit)                           27           (5)            1          (76)           (53)
                                            -----------------------------------------------------------------------
     Net earnings (loss)                              48           (9)            -         (120)           (81)
Estimated loss on disposal
     Before income tax benefit                         -            -             -         (331)          (331)
     Income tax benefit                                -            -             -         (129)          (129)
                                            -----------------------------------------------------------------------
     Net loss                                          -            -             -         (202)          (202)
                                            -----------------------------------------------------------------------
Total                                       $         48     $     (9)     $      -      $  (322)    $     (283)
                                            =======================================================================

         Interest expense charged to the discontinued operations of Prism was $29 million in 2000. Interest expense for the period subsequent to the measurement date included in the 2000 estimated loss on disposal of $9 million was calculated based on debt attributed to the Prism operations.

         The estimated loss on disposal before income taxes of the discontinued operations includes the following (in millions):

PREDECESSOR
                                                                                   Ten months
                                                                                      ended
                                                                                  July 31, 2002

                                                                              International Leasing
                                                                              ----------------------
Carrying value of net assets in excess of anticipated proceeds                    $         37
Expenses of asset disposal and anticipated operating loss from the
   discontinued date through the date of disposal                                            -
Loss on disposal before income taxes                                              $         37


PREDECESSOR

                                                     Fiscal year ended September 30, 2001

                                               Availability      Network
                                                 Solutions       Services         Prism         Total
                                              --------------- ------------- ------------ -------------
Carrying value of net assets in excess of     $           33  $         25  $        30  $         88
  anticipated proceeds
Expenses of asset disposal and anticipated
  operating loss from the discontinued
  date through the date of disposal                        5            13            -            18
                                               -------------    -----------   ----------   ----------

Loss on disposal before income taxes          $           38  $         38   $       30   $      106
                                                ============    ==========   ==========    ===========


                                                       Fiscal year ended September 30, 2000

                                               Availability      Network
                                                 Solutions       Services         Prism         Total
                                              --------------- ------------- ------------ -------------
Carrying value of net assets in excess of     $            -  $          -   $      256   $      256
  anticipated proceeds
Expenses of asset disposal and anticipated
  operating loss from the discontinued
  date through the date of disposal                        -             -           75           75
                                               -------------   -----------    ---------   -----------
Loss on disposal before income taxes          $            -  $          -   $      331   $       331
                                                ============   ===========    =========    ==========


         Goodwill related to Prism written off in fiscal 2000, included in the estimated loss on disposal, totaled $52 million.

         Expenses of asset disposal and anticipated operating losses represent the Company's estimate of operational losses to be incurred and the expected losses from disposition of the operations. Actual losses could differ from those estimates and will be reflected as adjustments in future financial statements. No assurances can be given that the recorded losses will be sufficient to cover the actual operational losses and losses incurred upon asset disposition or winding down of the discontinued operations.

Note 5 - Sale of Assets

     Sale of Assets

                  Leasing
                  -------

         On April 18, 2002, the court approved the sale of the Company's Healthcare leasing assets to GE Capital Corporation. In accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), the Company recorded a pre-tax charge of $15 million in the second quarter of fiscal 2002 to reduce cost in excess of fair value (primarily related to the write-down of deferred assets) to reflect the difference between carrying value and estimated proceeds from the sale. On May 31, 2002, the Company and GE Capital completed a first closing on the sale of the Healthcare assets. The Company received approximately $117 million for the sale of these assets, including the assumption of approximately $46 million of related secured debt and other liabilities. On June 30, 2002, the Company and GE Capital completed a second closing on the sale of Healthcare assets for which the Company received an additional $20 million, including the assumption of approximately $5 million of related secured debt and other liabilities. The purchase price for both closings is subject to adjustment based upon the completion of a post-closing review of the purchase price calculations. A portion of the purchase price was held back at each closing pending the resolution of that review. Certain Healthcare assets were not purchased by GE Capital due to documentation, credit, or other issues. The Company, through its CAM group, continues to manage the sale or run-off of these assets.

         On February 5, 2002 the Company announced the completion of the bankruptcy court supervised sales evaluation process for its leasing businesses. During the Court-supervised bidding process concluded in early January 2002, the Company received bids for all of its leasing business units (North American Information Technology ("IT") Leasing, Telecommunications, Healthcare, Electronics and Laboratory and Scientific).

         At the conclusion of the bankruptcy court approved bidding process, the Board of Directors determined to accept no bids for its North American IT Leasing, Telecommunications and Healthcare businesses. Accordingly, on February 5, 2002, the Company announced that it intended to retain the remaining leasing businesses (North American IT, Telecommunications and Healthcare). Subsequent to that date, the Company announced that it had agreed to sell certain of its Healthcare leasing assets in the United States to GE Capital's Healthcare Financial Services unit.

         On January 24, 2002, the bankruptcy court approved the sale of the Company's Electronics and Laboratory and Scientific equipment leasing businesses to General Electric Capital's Commercial Equipment Financing unit (the "Buyer"). In accordance with SFAS 121, the Company recorded a pre-tax charge of $250 million in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. On April 24, 2002, the Company and the Buyer completed a first closing on the sale of approximately $794 million of assets, or approximately 81 percent of the Company's Electronics and Laboratory and Scientific net leased assets at March 31, 2002. The Company received approximately $548 million for the sale of these assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, the Company and the Buyer completed a second closing on the sale of Electronics and Laboratory and Scientific assets, for which the Company received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. The purchase price for both closings is subject to adjustment based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of that review. Certain assets were not purchased by GE Capital due to documentation, credit or other issues. The Company, through its CAM group, continues to manage the sale or run-off of these assets.

                  International Leasing
                  ---------------------

         On October 18, 2002, the Company announced that it, along with Comdisco Global Holdings Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the leasing assets closed on December 23, 2002 and proceeds in the amount of approximately (euro) 69 million were received. These proceeds were converted into $70 million and repatriated by the Company. In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $35 million in the fourth quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. For financial reporting purposes, the assets of the French operations are included in the balance sheet as assets of discontinued operations and in the statement of earnings as discontinued operations.

         On October 18, 2002, the Company announced that it had sold its Swiss and Austrian-based operations. These transactions closed on October 10, 2002 and August 14, 2002, respectively. During the quarter ended September 30, 2002, the Company recorded a $1 million pre-tax loss on the sale of its Swiss and Austrian-based operations. For financial reporting purposes, the assets of the Swiss and Austrian-based operations are included in the balance sheet as assets of discontinued operations and in the statement of earnings (loss) as discontinued operations.

         On April 9, 2002, Comdisco, Inc. announced that it had agreed to sell substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to hire all of the Comdisco Australia and New Zealand employees and purchase most of its assets in Australia and New Zealand in a series of closings. On June 28, 2002, the Company and Allco completed the first closing on the sale of leased assets in Australia and New Zealand. Comdisco, Inc. received approximately $8 million for the sale of these assets. Comdisco, Inc. has received $24 million for the assets sold through November 2002 and the final closing is expected to occur during the second fiscal quarter of 2003. In accordance with SFAS 121, the Company recorded pre-tax charges of $6 million in the third quarter of fiscal 2002 and $2 million in the one month ended July 31, 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. For financial reporting purposes, the assets of the Australia operations are included in the balance sheet as assets of discontinued operations and in the statement of earnings (loss) as discontinued operations.

         Each of the transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm.

                  Services
                  --------

         The Company announced on February 5, 2002 that it had executed an agreement for the sale of substantially all of its North American IT CAP Services contracts to T-Systems Inc. for approximately $7 million, plus consideration for future business with those accounts. The sale was approved by the bankruptcy court on February 14, 2002 and closed on February 28, 2002. During the second quarter of fiscal 2002, the Company recorded a $3 million pre-tax loss on the sale to T-Systems.

         On November 15, 2001, the Company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels). At closing, $45 million of the purchase price was put into escrow to satisfy any post-closing indemnity claims and $15 million was put into escrow to satisfy any closing date working capital shortfalls. Of the $45 million put into escrow, approximately $2 million continues to be held in escrow pending resolution of disputed matters. During the second quarter of fiscal 2002, the Company returned the entire $15 million working capital escrow to SunGard to settle all outstanding working capital adjustment issues. The terms of the sale were arrived at pursuant to the auction process approved by the bankruptcy court. The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP services business. The Company has exited the Availability Solutions businesses in Germany and Spain.

Note 6 - Reorganization Items, Restructuring Costs and Fresh-Start Accounting Adjustments

     Reorganization Items

         In accordance with SOP 90-7, expenses and income of the Predecessor Company directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components for the ten months ended July 31, 2002 and for the year ended September 30, 2001 are as follows (in millions):

PREDECESSOR
                                               2002           2001
                                           -------------  -------------
Estimated loss on sale of leased assets    $  263            $   -
Loss on IT CAP sale                             3                -
DIP financing fee                               8                -
Disputed Claims                               127                -
Other asset write-downs                        22                -
Professional fees                              42               37
Interest income                               (26)              (3)
                                           -------------  -------------
                                           $  439            $  34
                                           =============  =============

         In accordance with SOP 90-7 and SFAS No. 5 "Accounting for Contingencies," in addition to liabilities previously accrued, Comdisco, Inc., the Predecessor Company, recorded in its statement of earnings (loss) for the ten months ended July 31, 2002, an additional liability of $127 million related to the Disputed Claims.

         Professional fees relates to legal, investment advisory and other professional services.

         Interest income includes interest earned on the Company's unrestricted cash balance that would not have been earned if the Company had not filed for Chapter 11 protection.

     Restructuring costs

         As a result of work-force reductions, the Company initially incurred a charge of $8 million in the fiscal third quarter ending June 30, 2001. The Company incurred additional charges of $15 million and $3 million in the three months ended March 31, 2002 and June 30, 2002, respectively. Approximately $26 million has been paid and charged against the accrued liability through September 30, 2002. Cost and expenses associated with the restructuring cost are included in selling, general and administrative expenses.

     Fresh-Start Accounting Adjustments

         The major components of fresh-start accounting adjustments for the ten months ended July 31, 2002 are as follows (in millions):

PREDECESSOR
                                                         2002
                                                     --------------
Fair value adjustment to assets                        $    65
Excess fair value of net assets over
   reorganization value                                    271
Recognition of accumulated other comprehensive loss         70
                                                     --------------
                                                           406
Charges related to assets in
   discontinued operations                                 (37)
                                                     --------------
Total fresh-start accounting adjustments              $    369
                                                     ==============

Leasing

Note 7 - Lease Accounting Policies

         SFAS No. 13, "Accounting for Leases," requires that a lessor account for each lease by either the direct financing, sales-type or operating method.

     Leased Assets

         Direct financing and sales-type leased assets consist of the present value of the future minimum lease payments plus the present value of the residual (collectively referred to as the net investment). Residual is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment's fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the estimated amounts.

         Operating leased assets consist of the equipment cost, less the amount depreciated to date.

     Revenue, Costs and Expenses

         o Direct financing leases: Revenue consists of interest earned on the present value of the lease payments and residual. Revenue is recognized periodically over the lease term as a constant percentage return on the net investment. There are no costs and expenses related to direct financing leases since leasing revenue is recorded on a net basis.

         o Sales-type leases: Revenue consists of the present value of the total contractual lease payments which is recognized at lease inception. Costs and expenses consist of the equipment's net book value at lease inception, less the present value of the residual. Interest earned on the present value of the lease payments and residual, which is recognized periodically over the lease term as a constant percentage return on the net investment, is included in direct financing lease revenue in the statement of earnings (loss).

         o Operating leases: Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment. Depreciation is recognized on a straight-line basis over the lease term to the Company's estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. In estimating the equipment's fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure reasonableness, however the amounts the Company will ultimately realize could differ from the amounts assumed in determining depreciation on the equipment in the operating lease portfolio at September 30, 2002.

         Initial direct costs related to operating and direct financing leases, including salespersons' commissions, are capitalized and amortized over the lease term into leasing costs and expenses. As a result of fresh-start accounting adjustment, all indirect costs have been recognized in the statement of earnings (loss).

Note 8 - Leased Assets

         The components of the net investment in direct financing and sales-type leases as of September 30 are as follows (in millions):

                                             SUCCESSOR    |  PREDECESSOR
                                                2002      |     2001
                                           -------------  |  -------------
Minimum lease payments receivable           $   1,072     |    $   1,941
Estimated residual values                         102     |          171
Less: unearned revenue                           (158)    |         (262)
                                           -------------  |  ------------
Net investment in direct financing                        |
  and sales-type leases                     $   1,016     |    $  1,850
                                           =============  |  =============


         Unearned revenue is recorded as leasing revenue over the lease terms.

         Operating leased assets include the following as of September 30 (in millions):

                                             SUCCESSOR    |   PREDECESSOR
                                                2002      |      2001
                                           -------------  |   -------------
Operating leased assets                    $      836     |     $  3,541
Less: accumulated depreciation                            |
  and amortization                               (540)    |       (1,622)
                                           -------------  |    ------------
Net operating leased assets                $      296     |     $  1,919
                                           =============  |    ============

Note 9 - Lease Portfolio Information

         The size of the Company's lease portfolio can be measured by the cost of leased assets at the date of lease inception. Cost at lease inception represents either the equipment's original cost or its net book value at termination of a prior lease. The following table summarizes by year of projected lease termination, the cost at lease inception for all leased assets recorded at September 30, 2002 (in millions):

SUCCESSOR

                                                              Total
                                                             cost at
           Projected year of lease termination                lease
        2003        2004      2005     2006      2007 +      inception
 ---------------------------------------------------------------------

  $   1,389      $  1,048    $ 495    $  157   $  162       $  3,251


         The following table summarizes the estimated net book value at lease termination, or the residual value, for all leased assets recorded at September 30, 2002. (in millions):

SUCCESSOR

                                                            Total
                                                          net book
                                                          value at
          Projected year of lease termination               lease
        2003       2004     2005     2006    2007 +      termination
 ---------------------------------------------------------------------

  $      129    $   61    $   16    $   1    $    3      $    210

Note 10 - Future Contractual Cash Flows

         The summary presents cash in-flows due in accordance with the contractual terms in existence as of September 30, 2002 (in millions):

SUCCESSOR
                                                                                        Years ending September 30,
                                         2003          2004          2005           2006         2007+       Total
                                     ---------------------------------------------------------------------------------
Contractual cash in-flows:
Leases-US Leasing, Europe,
  and CAM                            $      631     $      383   $       252    $       52    $      34     $ 1,352
Leases-Ventures                             138             53            7             -            -         198
Notes receivable-Ventures                   101             29            6             -            -         136
Leases-discontinued operations               60             33           15             4            -         112
                                     ---------------------------------------------------------------------------------
     Total                           $      930     $      498   $      280     $      56     $     34     $ 1,798
                                     =================================================================================

Note 11 - Interest-Bearing Liabilities

         On April 3, 2001, Comdisco, Inc. drew down approximately $880 million of committed loan facilities for general corporate purposes, including the retirement of commercial paper obligations as they became due. The committed facilities involved in the transaction include the $550 million global credit facility and the $525 million multi-option facility.

         In connection with the Filing, Comdisco, Inc. obtained a two-year, $450 million senior secured Debtor-In-Possession financing facility ("DIP facility"). During the second quarter of fiscal 2002, the Company terminated the DIP facility, without ever drawing down upon it.

         In connection with the DIP facility, Comdisco, Inc. paid an arrangement and structuring fee of $9 million or 2 percent of the credit line. The Company was also required to pay a fifty basis point annual unused line fee and annual administration and collateral monitoring fees, as defined in the agreement. The unamortized fee balance as of September 30, 2001 was expensed in the first quarter of fiscal 2002 (see Note 6 of Notes to Consolidated Financial Statements).

         As a result of the bankruptcy filing, principal and interest payments on outstanding unsecured debt obligations of the Debtors were suspended, which nonpayment, in turn, resulted in a default under its credit lines. Non-debtor subsidiaries continued to make principal and interest payments on their debt obligations under these facilities and the Non-debtor obligations under these facilities were retired during July 2002.

         Upon emergence, the Company's general unsecured creditors received, and the Disputed Claims Reserve was funded with, their pro-rata share of an initial cash distribution of approximately $2.2 billion. In addition, general unsecured claim holders received, and the Disputed Claims Reserve was funded with, their pro-rata share of two separate note issuances: variable rate senior secured notes due 2004 (the "Senior Notes") in the face amount of $400 million with an interest rate of three month LIBOR plus 3 percent and subordinated secured notes due 2005 (the "Subordinated Notes") in the face amount of $650 million with an interest rate of 11 percent. General unsecured claimholders also received, and the Disputed Claims Reserve also was funded with, their pro rata share of 100 percent of the New Common stock of the reorganized Company.

         Interest rates noted below for fiscal year 2001 were calculated based upon contractual interest owed. Interest rates noted below for fiscal year 2002 were calculated based upon debt outstanding subsequent to the emergence date. Interest-bearing liabilities include the following (in millions):


    SUCCESSOR
                                          At September 30, 2002                     Average
                                      ------------------------------        ------------------------
                                         Balance               Rate            Balance          Rate
                                         -------               ----            -------          ----
    Notes payable                      $   1,050               8.62%        $   1,050           8.62%
    Term notes                                35               2.19%               52           2.08%
    Discounted lease rentals                 262               6.36%              283           5.97%
                                       ---------           ---------        ---------        --------
                                       $   1,347               8.01%        $   1,385           7.83%
                                       =========           =========        =========        ========

    PREDECESSOR
                                           At September 30, 2001                     Average
                                      ------------------------------        ------------------------
                                         Balance              Rate              Balance         Rate
                                         -------              ----              -------         ----
    Notes payable:
       Credit lines and loan
         participation contracts       $   1,068               5.78%        $     797           5.95%
       Commercial paper                       28               5.01%              454           6.17%
    Term notes                               360               3.82%              585           6.03%
    Senior notes                           2,639               7.00%            2,924           7.21%
    Discounted lease rentals                 964               6.86%              991           7.58%
                                       ---------           ---------        ---------        --------
                                       $   5,059               6.48%        $   5,751           7.06%
                                       =========           =========        =========        ========

         The changes in financing activities were as follows (notes payable changes are shown net; in millions):


SUCCESSOR
                                                                                      2002
                                                                          Maturities        Outstanding
                                 Outstanding                                 and                end
                                July 31, 2002           Issuances         repurchases          of year
                                -------------        -------------       -------------     ------------
Notes payable                     $         -         $       1,050        $        -        $    1,050
Term notes                                 68                     -               (33)               35
Discounted lease rentals                  304                     -               (42)              262
                                -------------        -------------       -------------     ------------
                                  $       372         $       1,050        $      (75)       $    1,347
                                =============        ==============      =============     ============



PREDECESSOR
                                                                     2002
                              Outstanding                   Maturities                                 Outstanding
                               beginning                       and                     Discharge of        end
                                of year      Issuances     repurchases      Other      indebtedness    July 31, 2002
                              -----------    ---------     -----------      -----     --------------   -------------
Notes payable:
Credit lines and loan
   participation contracts   $     1,068    $        -    $      (179)     $    -      $     (889)      $       -
Commercial paper                      28             -              -           -             (28)              -
Term notes                           360             -           (292)          -               -              68
Senior notes                       2,639             -               -          -          (2,639)              -
Discounted lease rentals             964            10           (378)       (292)              -             304
                                --------      --------     -----------     --------     -----------      --------
                              $    5,059    $       10    $      (849)     $ (292)     $   (3,556)      $     372
                                ========      ========    ============     ========     ===========      ========


                                                                      2001
                              Outstanding                   Maturities     Outstanding
                               beginning                       and             end
                                of year      Issuances     repurchases       of year
                                -------      ---------     -----------       -------
Notes payable:
   Credit lines and loan
    participation contracts   $      729    $       339   $          -     $    1,068
   Commercial paper                  585              -          (557)             28
Term notes                           695              -          (335)            360
Senior notes                       3,452              -          (813)          2,639
Discounted lease rentals             794            589          (419)            964
                                 -------      ---------    -----------      ---------
                              $    6,255    $       928   $    (2,124)     $    5,059
                                 =======      =========     ----------      =========


         The annual maturities of all interest-bearing liabilities at September 30, 2002 are shown in the table below (amounts in millions):


SUCCESSOR
                              2003          2004           2005           2006           2007         Total
                             ------        ------         ------         ------         ------       ------
Notes payable             $     -        $    400       $    650      $       -      $       -      $  1,050
Term notes                      35              -              -              -              -            35
Discounted lease rentals       199             56              5              1              1           262
                             ------        ------         ------         ------         ------        ------
                           $   234       $    456       $    655      $       1      $       1      $  1,347
                             ======        ======         ======         ======         ======        ======

         On October 21, 2002, the Company redeemed the entire $400 million outstanding principal amount of its Senior Notes. The Senior Notes were redeemed at 100 percent of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. Following the redemption of the Senior Notes, the Company will make cash interest payments on the Subordinated Notes. The terms of the Subordinated Notes provided for the interest to be paid-in-kind through the issuance of additional Subordinated Notes while the Senior Notes were outstanding. The initial interest payment date for the Subordinated Notes was December 31, 2002 and, because the Senior Notes were no longer outstanding, the interest payment was in cash on such date to registered holders of the Subordinated Notes at the close of business on December 15, 2002.

         On November 14, 2002, pursuant to its mandatory redemption obligations under the Subordinated Notes, the Company made a partial redemption of $65 million of the outstanding principal amount of its Subordinated Notes. On December 23, 2002, the Company made an optional partial redemption of $200 million principal amount of its Subordinated Notes. On January 9, 2003, the Company made an optional partial redemption of $100 million principal amount of its Subordinated Notes. The total outstanding principal amount of the Subordinated Notes subsequent to the January 9, 2003 redemption is $285 million. Each of these payoffs of the Subordinated Notes were redeemed at a price equal to 100 percent of their principal amount plus accrued and unpaid interest to the redemption date.

     Notes Payable -Predecessor

         As a result of the bankruptcy filing, principal and interest payments on outstanding unsecured debt obligations of the Debtors were stayed, which nonpayment, in turn, resulted in a default under its credit lines. Non-debtor subsidiaries continued to make principal and interest payments on their debt obligations under these facilities. The Predecessor had the following unsecured bank lines outstanding in the United States and foreign countries at September 30, 2001 (amounts in millions):

                                               PREDECESSOR
                                                  2001
                                               -----------

Total credit lines:
   Committed                                       1,071
   Uncommitted                                         8
                                                -----------
                                                   1,079
Utilized at September 30:
   Committed                                       1,071
   Uncommitted                                         8
                                                -----------
      Total credit lines                           1,079
                                                -----------
Loan participation contracts and
   other bank borrowings                              17
                                                -----------
      Total notes payable                          1,096
                                                ===========
Credit lines available at
   September 30                                        -
                                                ===========
Maximum amount outstanding at any
   month end                                       1,288
                                                ===========

         Committed Lines: There were no compensating balance requirements on any of the committed lines.

         The multi-option revolving credit agreements and the global revolving credit agreements (collectively, the "Facilities") permitted the Predecessor Company to borrow in U.S. dollars or in other currencies, on a revolving credit basis. Interest rates on debt outstanding under the Facilities were determined at the time of the borrowings. The Facilities called for the Predecessor Company to pay a weighted average annual fee of ten basis points per annum on the total committed amount.

         Uncommitted Lines and Loan Participation Contracts: In addition to the committed lines, the Predecessor maintained various domestic and international lines of credit for short-term debt with banks under which the Predecessor could borrow on an unsecured basis on such terms as the Company and banks may mutually agreed. The majority of these arrangements did not have maturity dates, and could be withdrawn at the banks' option. There were no fees or compensating balances associated with either the uncommitted lines or the loan participation contracts.

     Term Notes

         At September 30, 2002, the Company had $35 million of floating rate receivable-backed debt obligations.

     Discounted Lease Rentals

         The Company utilizes its lease rentals receivable and underlying equipment in leasing transactions as collateral to borrow from financial institutions at fixed rates on a nonrecourse basis. In return for this secured interest, the Company receives a discounted cash payment. In the event of a default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company. Proceeds from discounting are recorded on the balance sheet as discounted lease rentals; as lessees make payments, lease revenue (i.e., interest income on direct financing and sales-type leases and rental revenue on operating leases) and interest expense are recorded. Discounted lease rentals are accounted for using the interest method.

         Future minimum lease payments and interest expense on leases that have been discounted as of September 30, 2002 are as follows (in millions):

SUCCESSOR
                                                  Discounted
     Years ending          Rentals to               lease            Interest
    September 30,          be received             rentals            expense
    -------------          -----------            ----------        ---------
         2003              $      209             $     199         $    10
         2004                      58                    56               2
         2005                       6                     5               1
         2006                       1                     1               -
         2007                       1                     1               -
                           -----------            ----------        ---------
                           $      275             $     262         $    13

         Interest expense on discounted lease rentals was $3 million and $39 million for the two months ended September 30, 2002 and ten months ended July 31, 2002, respectively. During fiscal year 2001 and 2000, interest expense on discounted lease rentals was $75 million and $32 million, respectively.

     Interest Rate Swap Agreements and Other Derivative Financial Instruments

         The Company entered into interest rate and cross-currency interest rate swap agreements and other financial instruments in order to limit its exposure to adverse fluctuations in foreign currency exchange and interest rates. Interest rate swap contracts generally represent the contractual exchange of fixed and floating rate payments of a single currency. Cross-currency interest rate swap contracts generally involve the exchange of payments which are based on the interest reference rates available at the inception of the contract on two different currency notional balances that are exchanged. The principal balances are re-exchanged at an agreed upon rate at a specified future date. Credit and market risk exist with respect to these instruments.

         The following table presents the contract or notional (face) amounts outstanding and the fair value of the contracts based generally on their termination values at September 30 (amounts in millions):

                                     SUCCESSOR       |         PREDECESSOR
                                       2002          |             2001
                             Notional         Fair   |  Notional         Fair
                              amount         Value   |   amount         value
                              ------         -----   |   ------         -----
Interest rate swap                                   |
  agreements                  $   68      $      2   |  $    97       $    -
Forwards                           -             -   |        8            2


         The impact of these contracts for the two months ended September 30, 2002 was a decrease of $1 million to interest expense. The impact of these contracts for the ten months ended July 31, 2002 was a decrease of $4 million to interest expense and an increase of $4 million to foreign currency losses. The $4 million foreign currency loss is included within selling, general and administrative expenses. For fiscal 2001, the impact was a decrease of $9 million to interest expense. The impact of these contracts on interest expense for fiscal year 2000 was immaterial. The average notional amount outstanding of the floating rate to fixed rate contracts in fiscal 2002 was $27 million, with an average pay rate of 5.32 percent and an average receive rate of 3.61 percent. The average notional amount outstanding of the fixed rate to floating rate contracts in fiscal 2001 was $56 million, with an average pay rate of
6.55 percent and an average receive rate of 6.10 percent. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. Although contract or notional amounts provide one measure of the volume of these transactions, they do not represent the amount of the Company's exposure to credit risk. The amounts subject to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligation(s) exceed the obligation(s) of the Company. The Company attempts to limit credit risk through credit approvals, limits and monitoring procedures. Note 19 of Notes to Consolidated Financial Statements below provides details about the fair value of the Company's financial instruments.

         The Company has issued letters of credit totaling $3 million at September 30, 2002 to the landlords of the Company's customers, principally Comdisco Ventures group, for the guarantee of their leases. The letters of credit are collateralized by restricted cash.

Note 12 - Liabilities Subject to Compromise

         The principal categories of liabilities classified as subject to compromise under reorganization proceedings as of September 30, 2001 are listed below (in millions):

                                          PREDECESSOR
                                              2001
                                         ------------
Notes payable                            $     917
Senior notes                                 2,639
Accounts payable                                22
Other liabilities
    Accrued interest                            83
    Other accrued expenses                      30
                                         ------------
                                         $   3,691
                                         ============

     Notes Payable

         Notes payable subject to compromise included $28 million of commercial paper, $880 million of committed loan facilities which the Company drew down on April 3, 2001 and $9 million of other bank borrowings.

     Senior Notes

         Senior notes subject to compromise included the following at September 30, 2001 (amounts in millions):

                                                      PREDECESSOR
                                                          2001
                                                      -----------
Medium term notes (6.20% to 9.50%)                    $    505
6.130% Senior Notes due 2001                               267
6.375% Senior Notes due 2002                               250
6.000% senior Notes due 2002                               345
5.950% Senior Notes due 2002                               345
7.250% Senior Notes due 2002                               257
6.125% Senior Notes due 2003                               194
9.500% Senior Notes due 2003                               476
                                                      -----------
     Total senior notes                               $  2,639
                                                      ===========

         During fiscal 2001, Comdisco, Inc.'s $275 million of Mandatory Par Put Remarketed Securities-type senior debentures ("MOPPRS") were called. The call was stayed as a result of the Filing. Included in accrued interest subject to compromise is a $10 million obligation to the remarketing agent associated with the call.

         As a result of the reorganization proceedings, no principal or interest payments were made on unsecured pre-petition debt. Therefore, interest on the Predecessor Company's pre-petition unsecured debt was not accrued after the Petition Date. Contractual interest not recorded on unsecured pre-petition debt totaled $198 million for the ten months ended July 31, 2002 and $50 million for the year ended September 30, 2001.

Other Financial Information

Note 13 - Receivables

         Receivables include the following as of September 30 (in millions):

                                           SUCCESSOR    |    PREDECESSOR
                                              2002      |         2001
                                         -------------  |   --------------
Notes                                    $    118       |   $      463
Accounts                                      140       |          290
Income taxes                                    -       |           36
Other                                          83       |          105
                                         -------------  |   --------------
Total receivables                             341       |          894
Allowance for credit losses                  (214)      |        (302)
                                         -------------  |   --------------
Total                                    $    127       |   $      592
                                         =============  |   ==============

     Notes

         The Company provided loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The Company's loans were generally structured as equipment loans or subordinated loans. Substantially all of the loans were made by Comdisco Ventures Group.

         At September 30, 2002 and 2001, Comdisco Ventures group had notes receivable of approximately $117 million and $432 million, respectively. As part of a Ventures note transaction, the Company received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.

         Contractual maturities, including interest, of total note receivables as of September 30, 2002, were as follows: 2003--$101 million; 2004--$29 million; 2005--$6 million. Actual cash flows will vary from contractual maturities due to prepayments and charge-offs.

     Allowance

         The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts included in receivables at September 30, 2002, including estimated losses on future non-cancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

         Changes in the allowance for credit losses (combined notes and accounts receivable) for the year ended September 30 were as follows (in millions):

SUCCESSOR
                                                                   Comdisco
                                          Consolidated          Ventures Group
                                              2002                   2002
                                          ------------          --------------

Balance July 31, 2002                     $      266             $      128
Provision for credit losses                        4                      3
Net credit losses                               (56)                   (21)
                                          ------------          --------------
Balance at end of year                    $      214             $      110
                                          ============          ==============

PREDECESSOR

                                                  Consolidated                   Comdisco Ventures Group
                                      ----------------------------------   ----------------------------------
                                        2002         2001        2000         2002       2001        2000
                                      ---------   ---------   ----------   ----------  ---------   ----------
Balance at beginning of year          $    302    $    119    $     38     $    202    $   95      $     17
Provision for credit losses                149         489         141          118       365           105
Fresh-start adjustment                     (15)          -           -          (15)        -             -
Net credit losses                         (170)       (306)        (60)        (177)     (258)          (27)
                                      ---------   ---------   ----------   ----------  ---------   ----------
Balance at end of year
  (July 31, 2002 for current year)    $    266    $    302    $    119     $    128    $  202      $     95
                                      =========   =========   ==========   =========   =========   ==========


Note 14 - Income Taxes

         The geographical sources of earnings (loss) from continuing operations before income taxes were as follows (in millions):

                                SUCCESSOR     |                PREDECESSOR
                                   Two        |      Ten
                                 months       |    months
                                  ended       |     ended              Year ended
                           September 30, 2002 |  July 31, 2002       2001         2000
                          ------------------- | ---------------   -----------   ---------
United States              $        (11)      |       (857)           (354)       268
Outside United States                 7       |        (63)             25         68
                          ------------------- | ---------------   -----------   ---------
                           $         (4)      |       (920)           (329)       336
                          =================== | ===============   ============  =========

         No income taxes have been provided for the Company's unremitted foreign earnings as management believes that available tax planning strategies will allow it to dispose of these subsidiaries in a manner in which income taxes will not be imposed. Unremitted foreign earnings of the Company were $94 million as of September 30, 2002.

         Income taxes (benefit) included in the consolidated statements of earnings (loss) were as follows (in millions):

                                SUCCESSOR     |                PREDECESSOR
                                   Two        |      Ten
                                 months       |    months
                                  ended       |     ended              Year ended
                           September 30, 2002 |  July 31, 2002       2001         2000
                          ------------------- | ---------------   -----------   ---------
Continuing operations           $     4       |    $      45        $  (132)   $   120
Discontinued operations               1       |           28            (32)      (182)
                          ------------------- | ---------------   -----------   ---------
                                $     5       |    $      73        $  (164)   $   (62)
                          =================== | ===============   ============  =========

         The components of the income tax provision (benefit) charged (credited) to continuing operations were as follows (in millions):

                                SUCCESSOR     |                PREDECESSOR
                                   Two        |      Ten
                                 months       |    months
                                  ended       |     ended              Year ended
                           September 30, 2002 |  July 31, 2002       2001         2000
                          ------------------- | ---------------   -----------   ---------
Current:                                      |
  Inside United States       $    -           |  $       2          $   (25)    $     87
  Outside United States           4           |          7               18            5
                          ------------------- | ---------------   -----------   ---------
                                  4           |          9               (7)          92
Deferred:                                     |
  Inside United States            -           |         36             (115)          11
  Outside United States           -           |          -              (10)          17
                          ------------------- | ---------------   -----------   ---------
                                  -           |         36             (125)          28
                          ------------------- | ---------------   -----------   ---------
                             $    4           |  $      45          $  (132)    $    120
                          =================== | ===============   ============  =========

         The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings (loss) were as follows:

                                              SUCCESSOR     |                PREDECESSOR
                                                 Two        |      Ten
                                               months       |    months
                                                ended       |     ended              Year ended
                                         September 30, 2002 |  July 31, 2002       2001         2000
                                        ------------------- | ---------------   -----------   ---------
                                                            |
U.S. federal income                                         |
   tax rate - tax (benefit)                (35.0)%          |      (35.0)%          (35.0)%      35.0%
Increase (reduction) resulting from:                        |
   State income taxes, net                                  |
     of U.S. federal tax benefit               -            |        0.1             (4.0)        3.2
   Foreign income tax rate                                  |
      differential                          92.0            |        3.2              1.4         0.9
   Non-deductible goodwill                     -            |        9.2                -           -
   Non-deductible legal fees                50.0            |        0.8                -           -
   Tax effect of foreign                                    |
      losses utilized                          -            |          -             (0.6)       (1.1)
   Change in valuation allowance               -            |       24.2                -           -
   Other, net                               (7.0)           |        2.4             (0.7)       (2.0)
                                        ------------------- | ---------------   -----------   ---------
                                           100.0%           |       4.9%            (38.9)%      36.0%
                                        -================== | ===============   ===========   ==========

         Deferred tax assets and liabilities at September 30, 2002 and 2001 were as follows (in millions):

                                            SUCCESSOR    |    PREDECESSOR
                                              2002       |        2001
                                          ---------------| -----------------
      Deferred tax assets (liabilities):                 |
                                                         |
        Foreign loss carryforwards         $    5        |      $    12
        U.S. net operating loss                          |
         carryforwards                        511        |          228
       AMT credit carryforwards                74        |          113
       Deferred income                         24        |           50
       Deferred expenses                       96        |          141
       Other, net                              36        |           66
       Lease accounting                      (545)       |         (577)
       Other comprehensive income               -        |           (2)
       Foreign                                (47)       |          (33)
                                          ---------      |       ---------
      Gross deferred tax assets                          |
       (liabilities)                          154        |           (2)
       Less: valuation allowance             (234)       |          (23)
                                          ----------     |       ---------
      Net deferred tax liabilities         $  (80)       |          (25)
                                          ==========     |       =========


         In connection with fresh-start accounting, Comdisco, Inc.'s assets and liabilities were recorded at their respective fair market values. Deferred tax assets and liabilities were recognized for the tax effects of the differences between the fair values and the tax bases of the Company's assets and liabilities. In addition, deferred tax assets were recognized for future use of the company's net operating losses and other tax credits.

         To the extent that management believes the pre-emergence net deferred tax asset will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance (if any) will increase additional paid-in capital. At September 30, 2002, the Company had not made such a determination.

         In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company will be required, as of the beginning of its 2003 taxable year, to reduce certain of its tax attributes. Management believes that net operating loss carryforwards will be the only tax attribute which must be reduced.

         The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $18 million.

         For financial reporting purposes, the Company has approximately $15 million of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $5 million to offset this deferred tax asset. At September 30, 2002, the Company has available for U.S. federal income tax purposes, the following carryforwards (in millions):

          SUCCESSOR
          Year scheduled to expire      Net operating loss
          ------------------------      ------------------
                     2006                   $     2
                     2013                        47
                     2014                        22
                     2020                        21
                     2021                       410
                     2022                       247
                                           ----------
                                            $   749
                                           ==========

         For U.S. federal income tax purposes, the Company has approximately $74 million of alternative minimum tax ("AMT") credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date. The use of the Company's alternative minimum tax credits will be subject to the section 382 limitation discussed above.

         The Company is currently undergoing a routine audit by the Internal Revenue Service (the "Service") for fiscal years 1996 through 2000. The Company also undergoes audits by foreign, state and local tax jurisdictions. As of September 30, 2002, no material assessments have been made by these tax authorities.

Note 15 - Equity Securities

         Comdisco, Inc. provided financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments were made by Comdisco Ventures group. For equity investments which are non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Included in the fresh-start accounting adjustment (see Note 3 of Notes to Consolidated Financial Statements) is $16 million related to the write-down of equity securities to fair value. For the two months ended September 30, 2002 and for the ten months ended July 31, 2002, impairments in equity securities totaled $3 million and $70 million, respectively. Impairments in equity securities totaled $129 million and $7 million during fiscal 2001 and fiscal 2000, respectively. During fiscal year 2002, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

         Ventures publicly-traded security holdings were as follows (in millions):

                                                Gross        Gross
                                             unrealized   unrealized     Market
                                 Cost          gains        losses       value
                                -------      ----------   ----------   --------
SUCCESSOR
September 30, 2002              $     1       $    -       $    -       $    1
-------------------------------------------------------------------------------
PREDECESSOR
September 30, 2001              $     1       $    1       $    -       $    2


         Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). For the two months ended September 30, 2002, net realized gains from the sale of equity investments were immaterial. For the ten months ended July 31, 2002, net realized gains from the sale of equity investments were $2 million. Net realized gains from the sale of equity investments were $99 million and $233 million in fiscal 2001 and 2000, respectively. For the two months ended September 30, 2002, gross realized gains from the sale of equity investments were immaterial. For the ten months ended July 31, 2002, gross realized gains from the sale of equity investments were $5 million. Gross realized gains from the sale of equity securities were $101 million and $252 million in fiscal years 2001 and 2000, respectively. Net realized gains are included in other revenue in the consolidated statements of earnings (loss).

         The Company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. For the two months ended September 30, 2002 these gains were immaterial. For the ten months ended July 31, 2002, these gains totaled $14 million. These gains were $254 million and $215 million in fiscal 2001 and 2000, respectively. These amounts are included in other revenue in the consolidated statements of earnings (loss).

Note 16 - Preferred Stock

         At a special meeting of stockholders on April 20, 2000, the Company's stockholders authorized the Company to amend and restate its current certificate of incorporation. The Amended and Restated Certificate of Incorporation designated 200,000 shares of the authorized and unissued shares of preferred stock as Series C Junior Participating Preferred Stock and an additional 200,000 shares of the authorized and unissued shares of preferred stock as Series D Junior Participating Preferred Stock. Both of these series were cancelled as part of the reorganization. See Note 17 for further detail of the special meeting of stockholders on April 20, 2000.

         As part of the Company's emergence from bankruptcy, the preferred stock was cancelled. Prior to the emergence, there were 100,000,000 authorized shares of preferred stock at $.10 par value, of which none were outstanding.

Note 17 - Common Stock and Other Comprehensive Income

         Comdisco's Old Common Stock was cancelled on August 12, 2002. Former common shareholders are entitled to distributions of Contingent Distribution Rights under the Plan. In order to be eligible to receive any distribution of Contingent Distribution Rights, former common shareholders must properly complete a transmittal form and surrender all shares of Old Common stock to Mellon Investors Services LLC prior to August 12, 2003.

         Any payments to Contingent Distribution Right holders are based upon the Present Value of Distributions to Creditors as a percentage of Class C-4 Claims in accordance with the Comdisco Contingent Equity Distribution Agreement. The Company has estimated the liability for Contingent Distribution Rights to be $10 million at September 30, 2002. The accrual of this liability is recorded as an operating expense in the consolidated statement of earnings
(loss).

         On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on the Company's Old Common stock.

         At a special meeting of stockholders on April 20, 2000, the Old Common stockholders approved the tracking stock proposal, which authorized Comdisco, Inc. to amend and restate its current certificate of incorporation to increase the total authorized shares of common stock from 750,000,000 to 1,800,000,000 shares; authorized the Board of Directors to issue common stock in multiple series, with the initial two series of common stock being Comdisco stock and Comdisco Ventures group stock; and reclassified each outstanding share of existing common stock as one share of Comdisco stock. Both of these series were cancelled as part of the reorganization. No Comdisco Ventures stock was issued.

         The Company's stock share amounts for basic and diluted earnings
(loss) per share calculations were as follows (in thousands):

                                          SUCCESSOR     |                PREDECESSOR
                                             Two        |      Ten
                                           months       |    months              Years ended
                                            ended       |     ended             September 30,
                                     September 30, 2002 |  July 31, 2002       2001         2000
                                    ------------------- | ---------------   -----------   ---------
                                                        |
Average common shares issued                 $   4,200  |      225,555       225,366        224,259
                                                        |
Average common shares held in treasury               -  |      (74,996)      (74,120)      (72,374)
                                            ----------  |    ----------     ---------     ---------
Basic common shares outstanding                  4,200  |      150,559       151,246        151,885
                                                        |
Stock options                                        -  |            -             -          9,897
                                            ----------  |    ----------     ---------     ---------
                                                        |
Diluted common shares outstanding                4,200  |      150,559        51,246        161,782
                                            ==========  |    ==========     =========     =========


         For the ten months ended July 31, 2002 and for the fiscal year ended 2001, options on 18,179,186 and 15,256,845 shares, respectively, were not included in the calculation of the diluted shares outstanding because their effects would be antidilutive.

         There are no adjustments to net earnings to common stockholders for basic and diluted earnings per share calculations for either the two months ended September 30, 2002, the ten months ended July 31, 2002 or the years ended September 30, 2001 and 2000.

         During fiscal 2001 and 2000, Comdisco, Inc. entered into a series of forward purchase transactions on its Old Common stock. These transactions were settled by paying cash for the forward purchase amount and receiving the underlying shares of stock. Information on these forward transactions is as follows (in millions except per share data):

                                            SUCCESSOR                |             PREDECESSOR
                                               2002                  |                2001
                                               ----                  |                ----
                                                          Average    |
                                                          forward    |                          Average
                                                           price     |                       forward price
                                 Amount       Shares     per share   |  Amount     Shares      per share
                                 ------       ------     ---------   |  ------     ------      ---------
Transaction in place at           $ -           -           $ -      |   $ -          -           $    -
   September 30                                                      |
                                                                     |
Settlements during the fiscal       -           -             -      |    84          3            29.89
   year                                                              |



         Components of other comprehensive earnings (loss) consists of the following (in millions):

                                                           SUCCESSOR           |          PREDECESSOR
                                                                               |
                                                    Two           Ten months   |
                                                months ended        ended      |         Years Ended
                                                September 30,       July 31,   |        September 30,
                                                                               |  --------------------------
                                                   2002              2002      |    2001             2000
                                                ------------     ------------  |  --------         ---------
Foreign currency translation adjustments         $      4         $       24   |  $     1          $  (64)
                                                                               |
Unrealized gains (losses) on derivative                                        |
   instruments                                          -                 (2)  |        4               -
                                                                               |
Unrealized gains (losses) on securities:                                       |
                                                                               |
Unrealized holding gains (losses)                                              |
   arising during the period                            -                 18   |     (295)            945
                                                                               |
Reclassification adjustment for gains                                          |
   included in earnings before income taxes                                    |
   (benefit)                                            -                (16)  |     (353)           (448)
                                                ------------     ------------  |  --------         ---------
Net unrealized gains (losses) on securities, before                            |
   income taxes (benefit)                               -                  2   |     (648)            497
                                                                               |
Income taxes (benefit)                                  -                  1   |     (233)            174
                                                ------------     ------------  |  --------         ---------
                                                                               |
Net unrealized gains (losses) on securities             -                  1   |     (415)            323
                                                ------------     ------------  |  --------         ---------
                                                                               |
Other comprehensive income (loss)                       4                 23   |     (410)            259
                                                                               |
Net earnings (loss)                                   224               (541)  |     (272)            (67)
                                                ------------     ------------  |  --------         ---------
                                                                               |
Total comprehensive income (loss)                $    228         $     (518)  |  $  (682)         $  192
                                                ============     ============  |  ========         =========

         Accumulated other comprehensive income (loss) presented below and in the accompanying balance sheets consists of the following (in millions):

                                                              Unrealized          Unrealized      Accumulated
                                        Foreign currency        gain on             gain on           other
                                          translation      available-for-sale    derivative     comprehensive
SUCCESSOR                                  adjustment         securities         instruments     income (loss)
                                         ------------         ----------         -----------     -------------

Balance at July 31, 2002                  $    -              $     -             $     -         $     -
Pretax amount                                  4                    -                   -               4
Income taxes                                   -                    -                   -               -
                                         ------------         ----------         -----------     -------------
Balance at September 30, 2002             $    4                    -                   -               4
                                         ============         ==========         ===========     =============

PREDECESSOR

Balance at September 30, 1999             $  (34)             $    92             $     -         $    58
Pretax amount                                (64)                 497                   -             433
Income taxes (benefit)                         -                  174                   -             174
                                         ------------         ----------         -----------     -------------
Balance at September 30, 2000                 (98)                415                   -             317
Pretax amount                                   1                (648)                  6            (641)
Income taxes (benefit)                          -                (233)                  2            (231)
                                         ------------         ----------         -----------     -------------
Balance at September 30, 2001             $   (97)            $     -             $     4         $   (93)

Pretax amount                                  24                   2                  (3)             23
Income taxes (benefit)                          -                   1                  (1)              -
Extinguishment of stockholders'
  equity in connection with
  reorganization                               73                  (1)                 (2)             70
                                         ------------         ----------         -----------     -------------
 Balance at July 31, 2002                 $     -             $     -            $      -         $     -
                                         ============         ==========         ===========     ==============

      In February 1998, the SIP Participants purchased over six million shares of Comdisco, Inc.'s common stock for approximately $109 million. Under the SIP, the SIP Participants took out full recourse, personal loans to purchase the shares. Comdisco, Inc. provided a Guaranty to the SIP Lenders.
The SIP Lenders filed a proof of claim in the amount of $133 million ("SIP
Guaranty Claim").    On July 29, 2002, Comdisco, Inc. filed an objection to
the SIP Guaranty Claim.  By this objection, Comdisco, Inc. sought an entry of an Order pursuant to U.S.C. ss.ss. 102(1), 105(a), and 502(b) and Rule 3007 of
the Federal Rules of Bankruptcy Procedure, disallowing the SIP Guaranty Claim filed by the SIP Lenders and expunging the claims therein.  The SIP Guaranty
Claim is a Disputed Claim, which solely for Disputed Claim Reserve purposes was estimated at its face amount.

      Based on Federal Reserve Board interpretations and case law, the Company believes that the underlying SIP obligation of the SIP Participants to the SIP
Lenders, as well as the related Guaranty violates Regulations U and X of the Federal Reserve Board and, therefore, are not enforceable. If the Company receives a favorable ruling from the bankruptcy court, the SIP Guaranty Claim will not be allowed and no obligation under the Guaranty will be borne by the bankruptcy estate of Comdisco, Inc.. The Company based on its own analysis and advice from its legal counsel, believes that it has strong arguments in support of its position. On July 30, 2002, at the Confirmation Hearing for the Plan of Reorganization, the bankruptcy court made the following finding:

       "Disputed Claims Reserve.  The Debtors are required, pursuant to
      Section 10.4 of the Plan to estimate all Disputed General
      Unsecured Claims prior to making any distribution to the holders of such claims under the Plan in a manner to insure that an adequate reserve would be available should each Disputed Claim become an Allowed Claim. Certain claims, including the SIP claim, are not estimatable based on the information available to the Debtors and the testimony of witnesses available at the hearing and, therefore, may be reserved in their full face amount. Such reserve may not be relied upon to show that any Disputed Claim, including the SIP Lender's Claim (to which the
      Debtors intend to object) is either probable or estimable for any other purpose."

         In accordance with the Plan and as directed by the bankruptcy court, a Disputed Claims Reserve was funded with a distribution of cash, notes and stock at the time of the initial distribution to Allowed Claims. In accordance with the Plan, to the extent any Disputed Claim becomes an Allowed Claim, it will receive the same recovery as the other Allowed Claims. Comdisco Holding, as the Successor, has no liability for Disputed Claims beyond the Disputed
Claims Reserve.


Note 18 - Employee Benefit Plans

         All stock option plans, the Employee Stock Ownership Plan, the Non-Employee Directors' stock option plan and the 1996 Deferred Fee Option Plan were cancelled effective July 31, 2002.

         The Company had a profit sharing plan which, together with the Employee Stock Ownership Plan (the "Plans"), covered substantially all domestic employees. Company contributions to the Plans were based on a percentage of employees' compensation. Benefits were accumulated on an individual employee basis.

         Comdisco, Inc.'s stock option plans provided for the granting of incentive stock options and/or nonqualified options to employees and agents to purchase shares of common stock.

         Additionally, under the 1999 Non-Employee Directors' Stock Option Plan, each October 1, each individual who was a Non-Employee Director during the fiscal year was automatically granted an option for 9,450 shares of the Old Common stock at the then fair market value. None were granted during fiscal year 2002.

         Under the 1996 Deferred Fee Option Plan, each Non-Employee Director received options for 2,898 shares of Old Common stock on October 1, 2000 at an option price of $1.00.

         Comdisco, Inc. applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation cost for Comdisco, Inc.'s stock option plans been determined consistent with SFAS No. 123, Comdisco, Inc.'s net earnings (loss) available to common stockholders and earnings (loss) per common and common equivalent share would have been reduced to the pro forma amounts indicated below (in millions except per share data):

     PREDECESSOR

                                       Ten months         Year ended
                                         ended            September 30,
                                        July 31,        ----------------
                                          2002          2001       2000
                                        --------        -------   --------
     Net earnings (loss) to
       common stockholders

       As reported                      $   (541)       $  (272)    $ (67)

       Pro Forma                            (546)          (280)      (76)

     Earnings (loss) per
       Common share:

       As reported-basic                $  (3.59)         (1.80)     (.44)

       Pro forma-basic                     (3.63)         (1.85)     (.50)

       As reported-diluted                 (3.59)         (1.80)     (.41)

       Pro forma-diluted                   (3.63)         (1.85)     (.47)

         Generally, under the stock option plans, the exercise price of each option equaled the market price of the Old Common stock on the date of grant. For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001 and 2000, respectively: dividend yield of 1.0 percent and 1.0 percent; expected volatility of 49 percent and 40 percent; risk free interest rates of 5.51 percent and 5.26 percent; and expected lives of five years. As a result of the reorganization of the Company, all outstanding stock options were canceled effective July 31, 2002.

         Additional information on common shares subject to options is as follows (in thousands except weighted-average exercise price):

PREDECESSOR
                                                2002                        2001                       2000
                                     -------------------------   -------------------------  -------------------------
                                                    Weighted-                 Weighted-                    Weighted-
                                                     average                   average                      average
                                         Number      exercise      Number     exercise       Number         exercise
                                        of shares     price       of shares     price       of shares        price
                                       -----------   ---------   ----------   ---------     ---------      ---------
Outstanding at beginning of year          18,524         $13      15,618          $12         16,977            $10

Granted                                        -           -       7,675           16          3,839             18

Exercised                                      -           -        (838)           6         (4,254)             8

Forfeited                                (18,524)         13      (3,931)          15           (944)            10
                                       -----------   ---------   ----------   ---------     ---------        ---------

Outstanding at the end of the year             -         $ -      18,524          $13         15,618            $12
                                       ===========   =========   ==========   =========     ==========       =========
 (July 31, 2002 for current period)
Options exercisable at year-end                -         $ -      12,478          $12         11,207            $10
                                       ===========   =========   ==========   =========     ==========       =========
Weighted-average fair value of
  options granted during the year                         $-                   $13.22                         $8.35
                                       ===========   =========   ==========   =========     ==========       =========


Note 19 - Fair Value of Financial Instruments

         The estimated fair value of the Company's financial instruments are as follows (in millions):

                                                            SUCCESSOR        |       PREDECESSOR
                                                              2002           |          2001
                                                              ----           |          ----
Assets:                                               Carrying      Fair     | Carrying        Fair
                                                       amount      value     |  amount         value
                                                       ------      -----     |  ------         -----
Cash and cash equivalents                            $    575    $    575    | $     546     $    546
Equity securities                                          36          36    |       138          138
Notes receivable                                          118         118    |       463          463
                                                                             |
Liabilities not subject to compromise:                                       |
Notes payable                                           1,050       1,050    |       179          179
Terms notes, senior notes and discounted lease            297         297    |     1,324        1,350
rentals                                                                      |
                                                                             |
Liabilities subject to compromise:                                           |
Notes payable                                               -           -    |       917          N/A
Senior notes                                                -           -    |     2,639          N/A
                                                                             |
Derivative Financial instruments:                                            |
Forwards                                                    2           2    |         2            2


         Fair values were determined as follows:

         The carrying amounts of cash and cash equivalents, and notes payable, not subject to compromise, approximates fair value because of the short-term maturity of these instruments.

         Equity instruments are based on quoted market prices for available-for-sale securities, and, for non-quoted equity instruments, based on the lower of management's estimates of fair value or cost. The Company's investment in warrants of public companies were valued at the bid quotation.

         Notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar business profiles.

         The fair value of term notes, senior notes and discounted lease rentals, not subject to compromise, was estimated based generally on quoted market prices for the same or similar instruments or on current rates offered the Company for similar debt of the same maturity.

         For liabilities subject to compromise, it was not practicable to estimate the fair value due to the bankruptcy filing.

         The fair value of financial derivative instruments was estimated by obtaining quotes from brokers.

Note 20 - Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the fiscal years ended September 30, 2002 and 2001, are as follows (in millions except per share data):

PREDECESSOR

                                                                       Quarter ended                                    One month
                                     ----------------------------------------------------------------------------------   ended
                                            December 31,         March 31,              June 30,         September 30,  July 31,
                                         2001      2000      2002        2001       2002        2001          2001        2002
                                     ----------  --------  ----------  ---------  ---------   ---------  -------------- ---------

Total revenue                         $   454     $  735   $   404     $   774    $   288     $   529    $   453        $   99

Earnings (loss) from continuing       $  (218)    $   87   $   (96)    $   (12)   $   (89)    $  (166)   $  (106)       $ (562)

Earnings (loss) from discontinued
operations                                206         (1)        2         (42)        (8)          2        (36)           71

Extraordinary gain                          -          -         -           -          -           -          -           153

Cumulative effect of change in
accounting principle                        -          2         -           -          -           -          -             -
                                     ----------- -------- ----------  ---------- ----------  ---------- -------------------------
Net earnings (loss) to common
stockholders                          $   (12)    $   88   $   (94)    $   (54)   $   (97)    $  (164)   $  (142)       $ (338)
                                     =========== ======== ==========  ========== ==========  ========== =========================

Earnings (loss) from continuing
operations- diluted                   $ (1.45)    $ 0.55   $ (0.64)    $ (0.08)   $ (0.59)    $ (1.09)   $ (0.70)       $(3.73)

Earnings (loss) from discontinued
operations                               1.37          -      0.02       (0.27)     (0.05)      0.01       (0.24)         0.46

Extraordinary gain                          -          -         -           -          -           -          -          1.02

Cumulative effect of change in
accounting principle                        -       0.01         -           -          -           -          -             -
                                     ----------- -------- ----------  ---------- ----------  ---------- -------------------------
Net earnings (loss) per common
share-diluted                         $ (0.08)    $ 0.56   $ (0.62)    $ (0.35)   $ (0.64)    $ (1.08)   $ (0.94)       $(2.25)
                                     =========== ======== ==========  ========== ==========  ========== =========================


SUCCESSOR
                                          Two months
                                             ended
                                             September
                                                30,
                                               2002
                                            ------------
Total revenue                                $    170

Loss from continuing operations              $     (8)

Loss from discontinued operations                  (9)

Extraordinary gain                                241
                                            ------------
Net earnings to common stockholders          $    224
                                            ============

Loss from continuing operations--diluted     $   (1.81)

Loss from discontinued operations                (2.20)

Extraordinary gain                               57.38
                                            ------------
Net income per common share--diluted         $   53.37
                                            ============


Note 21 - Industry Segment and Operations by Geographic Areas

         Following Comdisco, Inc.'s emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four reportable business groups. These business groups are: (i) US Leasing, which includes leasing operations in the US and Canada and is managed by Comdisco, Inc.; (ii) European IT Leasing, which is managed by Comdisco Global Holdings Company, Inc.; (iii) Ventures, which is managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management, or CAM, group. For business segment reporting purposes, the CAM group includes various corporate assets and liabilities managed by corporate staff.

         The Company evaluates the performance of its operating segments based on earnings (loss) before income taxes. Intersegment sales are not significant. The information for 2001 and 2000 has been restated from the prior year's presentation in order to conform to the 2002 presentation. Summarized financial information (excluding the gain (loss) from discontinued operations, the extraordinary gain and the cumulative effect of change in accounting principle) (in millions):


SUCCESSOR

Two months ended September 30, 2002   US Leasing     IT Europe        CAM         Ventures        Total
-----------------------------------  ------------   ------------   ----------   -----------     ------------
Revenues                               $ 79             $ 37           $ 15           $ 39          $ 170

Segment profit (loss)                    21               12           ( 26)           (11)            (4)


PREDECESSOR

Ten months ended July 31, 2002       US Leasing       IT Europe         CAM          Ventures         Total
------------------------------      --------------   ------------   ------------   -------------   ------------

Revenues                               $ 346            $ 200          $ 455          $ 244           $ 1,245

Segment profit (loss)                    (49)              25           (728)          (168)             (920)



PREDECESSOR

2001                                  US Leasing       IT Europe         CAM          Ventures         Total
----                                --------------   ------------   ------------   -------------   ------------

Revenues                               $ 746            $ 226          $ 795          $ 724           $ 2,491

Segment profit (loss)                      8                9           (196)          (150)             (329)


PREDECESSOR

2000                                  US Leasing       IT Europe         CAM          Ventures         Total
----                                 --------------   ------------   ------------   -------------   ------------

Revenues                               $ 1,465          $ 271          $ 683          $ 673           $ 3,092

Segment profit                             115             12            (37)           246               336


         The following table presents revenue by geographic location based on the location of the Company's local office (in millions):


                             SUCCESSOR       |                    PREDECESSOR
                          Two months ended   | Ten months ended               Years ended
                         September 30, 2002  |   July 31, 2002         2001                2000
                         ------------------- |   --------------        ----                ----
                                             |
North America                $     118       |   $    851            $  2,053         $   2,612
Europe                              43       |        274                 282               345
Pacific Rim                          9       |        120                 156               135
                             ------------    |   ----------          ----------       ------------
Total:                       $     170       |   $  1,245            $  2,491         $   3,092
                             ============    |   ==========          ==========       =============


         The following table presents total assets by geographic location based on the location of the asset at September 30 (in millions):


                                      SUCCESSOR     |     PREDECESSOR
                                        2002        |        2001
                                     -----------    |     ---------
                                                    |
                North America        $    1,265     |       4,377
                Europe                    1,022     |       1,314
                Pacific Rim                  54     |         511
                                     -----------    |     ---------
                Total                     2,341     |       6,202
                                     ===========    |     =========

         The following table presents total assets for each of the Company's reportable segments at September 30 (in millions):


                                           SUCCESSOR     |    PREDECESSOR
                                             2002        |       2001
                                          -----------    |    -----------
                                                         |
               US Leasing                    $ 549       |      $ 1,543
                                                         |
               IT Europe                       797       |          792
                                                         |
               CAM                             599       |        2,220
                                                         |
               Ventures                        241       |          900

               Assets of discontinued                    |
                 operations                    155       |          747
                                          -----------    |     ---------
                                                         |
               Total                         $ 2,341     |       $ 6,202
                                          ===========    |     =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Ronald C. Mishler (Age 42 - Director since August 2002)

         Mr. Mishler was appointed Chairman, Chief Executive Officer and President of Comdisco, Inc. in August 2002 and, pursuant to the Plan, now holds those same positions with the Company. He had been serving as senior vice president and chief financial officer since September 2001. Mr. Mishler joined Comdisco, Inc. in July 2001 as senior vice president and treasurer. Prior to working for Comdisco, Inc. he served as senior vice president and treasurer of Old Kent Financial Corporation from 1998 to 2001. From 1996 to 1998 he was vice president and treasurer of USF&G Corporation. From 1984 to 1996, he held various financial analysis and management positions at Heller International Corporation.

Jeffrey A. Brodsky  (Age 44 - Director since August 2002)

         Mr. Brodsky is a Managing Director of Quest Turnaround Advisors, L.L.C. and Chairman and CEO of NTL Europe, Inc. Prior to Quest, Mr. Brodsky provided his services as an independent crisis management consultant and worked with Jay Alix & Associates and Alvarez & Marsal, Inc. Previously, Mr. Brodsky was a member of Senior Management of Integrated Resources, Inc., responsible for Integrated's equipment leasing business, leverage buyout business and was actively involved in all aspects of Integrated's reorganization under Chapter 11.

Robert M. Chefitz  (Age 43 - Director since August 2002)

         Mr. Chefitz has been a General Partner with NJTC Venture Fund since 2002. Previously Mr. Chefitz was General Partner of Apax Partners, Managing Director at Patricof and Co. Ventures and Senior Associate at Golder Thoma Cressey and Company. Mr. Chefitz is a Director of World Links, a philanthropic, non-governmental agency and President of New York Venture Capital Forum.

William A. McIntosh  (Age 63 - Director since August 2002)

         Mr. McIntosh is an adjunct faculty member at Howard University in Washington, DC and a consultant to financial institutions. Previously Mr. McIntosh was a General Partner and a member of the Executive Committee of Salomon Brothers. He held various positions during this 34-year career with the firm including US Fixed Income Division Head and National Sales Manager. He is a member of the Board of Directors of MGIC Investment Corp., The Mason Street Mutual Funds, Fairfield University, the Archdiocesan Finance Council of Chicago and the Big Shoulders Fund in Chicago.

Randolph I. Thornton  (Age 57 - Director since August 2002)

         Mr. Thornton is a Managing Director and Senior Credit Officer of Citigroup where he has managed corporate reorganizations and has held various positions for over thirty years. Mr. Thornton has served as a past member of the Board of Directors of Mohasco Corporation and Edison Brothers Stores.

Executive Officers

         The following table sets forth certain information with respect to the executive officers of the Company:


Name                          Age     Position
----                          ---     --------

Ronald C. Mishler              42     Chairman, Chief Executive Officer and President; Chief
                                      Executive Officer and President of Comdisco Domestic Holding
                                      Company, Inc., a direct wholly-owned subsidiary of Comdisco,
                                      Inc.

Robert E. T. Lackey            54     Executive Vice President, Chief Legal Officer and Secretary;
                                      Chief Executive Officer and President of Comdisco Ventures,
                                      Inc., a direct wholly-owned subsidiary of Comdisco, Inc.

Nazneen Razi                   49     Executive Vice President and Chief Administrative Officer

Gregory D. Sabatello           42     Executive Vice President and Chief Information Officer

Francis J. Cirone              44     Executive Vice President; Chief Executive Officer and
                                      President of Comdisco, Inc., a direct wholly-owned
                                      subsidiary of Comdisco Holding

John R. McNally, Jr.           42     Executive Vice President

Robert E. Koe                  57     Executive Vice President; Chief Executive Officer and
                                      President of Comdisco Global Holding Company, Inc., a direct wholly-owned subsidiary of Comdisco Holding

David S. Reynolds              49     Senior Vice President and Controller

Caroline Walters               42     Senior Vice President and Treasurer

Lloyd Cochran                  33     Senior Vice President, Financial Planning and Analysis



Mr. Mishler also is a director of the Company. Please refer to the "Directors"
section immediately above for his biographical information.

Robert E. T. Lackey

         Robert E. T. Lackey was named Executive Vice President, Chief Legal Officer and Secretary of the Company in August 2002. In August 2002, he was named Executive Vice President of Comdisco, Inc. He joined Comdisco in June 2001 as senior vice president, chief legal officer and secretary. Mr. Lackey served as vice president, secretary and general counsel of Burns International Services Corporation, since 1997. From 1991 to 1995, he was the vice president, secretary and general counsel for Transamerica Commercial Finance Corporation and, from 1985 to 1991, he worked in various legal and management positions for Heller Financial, Inc. Mr. Lackey also serves as the Chief Executive Officer and President of Comdisco Ventures, Inc., a direct wholly-owned subsidiary of Comdisco, Inc.

Nazneen Razi

         Nazneen Razi was promoted to Executive Vice President and Chief Administrative Officer of the Company in April 2002. She joined Comdisco, Inc. as Senior Vice President, Human Resources in November 2000. She previously held various positions within CNA Insurance Companies, including senior vice president and senior human resources officer for CNA Risk Management.

Gregory D. Sabatello

         Gregory D. Sabatello was promoted to Executive Vice President of the Company and retained his position of Chief Information officer in April 2002. He had been Senior Vice President since October 1998 and Chief Information Officer since October 1997. He was Vice President of Comdisco from July 1994 through November 1998 and Comdisco's Business Systems Manager from October 1993 through July 1994.

Francis J. Cirone

         Francis J. Cirone was named Executive Vice President of the Company in August 2002. He holds the position of Chief Executive Officer and President of Comdisco, Inc. since August 2002 and is responsible for leading the US Leasing business. Prior to this assignment, Mr. Cirone was CEO and President of Comdisco's Ventures Division. Mr. Cirone joined Comdisco, Inc. in 1984, performing various corporate finance management roles for the Company's US, European and Pacific Rim operations. Subsequently, he served as Senior Vice President of IT Leasing and Market Development and as Group President of Comdisco's Telecommunications and Laboratory and Scientific business groups. Before joining Comdisco, Inc., he worked in public accounting for Arthur Young & Co.

John R. McNally, Jr.

         John R. McNally was named Executive Vice President of the Company in August 2002. He has held the position of Senior Vice President and President of the CAM group of Comdisco, Inc. since April 2002. Mr. McNally has also been an Executive Vice President of Comdisco Global Holding Company, Inc., a wholly-owned subsidiary of the Company, and of Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc., both wholly-owned subsidiaries of Comdisco, Inc., since August 2002. Mr. McNally joined Comdisco in 1988 and has held various positions in Comdisco's Tax Department and Leasing Operations. Before coming to Comdisco, he worked at Amoco Corporation from 1983 to 1988.

Robert E. Koe

         Robert E. Koe has served as the Executive Vice President of the Company since August 2002. In March 2002, he became the President and Chief Executive Officer, Comdisco Europe for Comdisco, Inc. Before joining Comdisco, Mr. Koe served as Managing Director, International Operations, for Ocwen Financial Corporation, where he had previously served as Managing Director from July 1996 to May 1998. He has been a Director of Ocwen Federal Bank FSB since January 1994. From 1990 to 1996, Mr. Koe was Chairman, President and Chief Executive Officer of United States Leather, Inc. ("USL"). Prior to joining USL, Mr. Koe was Vice Chairman of Heller Financial, Inc. and had served as a member of the board of its parent company, Heller International Corp., as well as Heller Overseas Corp. Mr. Koe also serves as the Chief Executive Officer and President of Comdisco Global Holding Company, Inc., a direct wholly-owned subsidiary of the Company.

David S. Reynolds

         David S. Reynolds was appointed Senior Vice President and Controller of the Company in August 2002. He also holds the position of Controller for Comdisco Global Holding Company, Inc., a wholly-owned subsidiary of Comdisco Holding Company, Inc. and for Comdisco Domestic Holding Company, Inc., a wholly-owned subsidiary of Comdisco, Inc. Mr. Reynolds also serves as the Senior Vice President and Controller of Comdisco, Inc.

Caroline Walters

         Caroline Walters was appointed Senior Vice President and Treasurer of the Company in August 2002. She has also served in that position with Comdisco, Inc. and as Treasurer of Comdisco Global Holding Company Inc. since August 2002; both are wholly-owned subsidiaries of the Company. She is also the Treasurer of Comdisco Ventures, Inc., a wholly-owned subsidiary of Comdisco, Inc. Caroline Walters joined the Company in 1986 and was involved in the development of the Treasury department. Prior to joining Comdisco, she was Director of Communications for Rayan Inc. and a high school teacher.

Lloyd Cochran

         Lloyd Cochran was named Senior Vice President of the Company in August 2002 and has led the Financial Planning and Analysis department since January 2002. He also holds that position with Comdisco, Inc., a wholly-owned subsidiary of the Company. Mr. Cochran joined Comdisco in September 1999 as Vice President of Finance for Comdisco Healthcare Group. Prior to working for Comdisco, he worked in public accounting from 1991 to 1999, most recently for KPMG from 1994 to 1999 where he served in various positions, including senior manager from 1997 to 1999.

Directors, Executive Officers, and Greater-than-10 percent Stockholders Compliance with Section 16(a) Beneficial Ownership Reporting in Fiscal 2002

         Section 16(a) of the Securities and Exchange Act of 1934 requires our directors, certain officers and greater-than-10 percent stockholders to file reports of their initial ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and on written representations of our directors and officers, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2002.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

         This table shows the compensation paid to (i) Ronald C. Mishler, our Chairman, Chief Executive Officer and President, (ii) our four other most highly compensated executive officers serving as of September 30, 2002, (iii) Norman P. Blake, Jr., who served as Chairman and Chief Executive Officer from February 2001 through August 2002, (iv) Michael A. Fazio, who served as President, Chief Operating Officer and Chief Executive Officer Europe from September 2001 through February 2002 and (v) Michael F. Herman, who served as Senior Vice President from January 1996 through February 2002. The persons named in this table and in this section are referred to as the "named executive officers."

                                           Annual Compensation              Long-Term Compensation
                                   -------------------------------------   -------------------------
                                                                             Awards       Payouts
                                                                           ------------  ------------
                                                                           Securities
                                                               Other       Underlying    Long-term
 Name and Principal                                           Annual         Options     Incentive       All Other
      Position            Year      Salary      Bonus       Compensation    (shares)      Payouts      Compensation
--------------------     ------    ---------- ----------    ------------   ----------    ---------     ------------

Ronald C. Mishler          2002    343,750    545,000  (1)      5,500 (3)          -                       1,635    (7)
Chairman, Chief            2001     58,814    192,500           1,323 (3)          -            -              -
Executive Officer,         2000          -          -               -              -            -              -
President


Francis J. Cirone          2002    309,583    363,750  (2)      3,400 (3)          -                     211,846    (8)
Executive Vice             2001    239,583    386,250           4,800 (3)          -            -        233,910    (9)
President                  2000    176,875    275,000           1,400 (3)          -            -          6,289    (7)


Robert E. T. Lackey        2002    288,542    410,000  (1)          -              -                         635    (7)
Executive Vice             2001     67,868    160,000               -              -            -              -
President, Chief           2000          -          -               -              -            -              -
Legal Officer and
Secretary


Gregory D. Sabatello       2002    236,458    505,625  (2)          -              -                     271,847   (10)
Executive Vice             2001    224,375    228,750               -         25,000            -        201,660   (11)
President and Chief        2000    209,167    110,000               -         23,809            -          6,289    (7)
Information Officer



John R. McNally, Jr.       2002    215,048    335,000  (1)          -              -                     106,847   (12)
Executive Vice             2001    131,250     65,000             267 (4)          -            -        116,410   (13)
President                  2000    120,000    105,000           3,816 (4)          -            -          6,289    (7)


Norman P. Blake, Jr.       2002    695,063  3,054,314         297,538 (5)          -            -      4,200,776   (14)
Chairman and Chief         2001    384,551  2,000,000         116,081 (6)          -            -             34    (7)
Executive Officer          2000          -          -               -              -            -              -


Michael A. Fazio           2002    246,914    248,265               -              -            -      1,000,000   (15)
President, Chief           2001     96,794    250,000               -              -            -        500,000
Operating Officer          2000          -          -               -              -            -              -
and Chief Executive
Officer Europe


Michael F. Herman          2002    191,537          -           1,892 (3)          -            -        880,000   (16)
Senior Vice                2001    342,375    366,000           4,800 (3)    150,000            -        699,410   (17)
President                  2000    217,333    385,150           4,800 (3)     47,833       53,150          6,289    (7)


(1) Includes quarterly amounts under the annual incentive plans, commission plans and the chairman's discretionary fund plans which were in place prior to April 1, 2002. Also includes amounts under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy Court-Approved Compensation Plans) for the period April 1, 2002 through September 30, 2002. Under the terms and conditions of the Semiannual Bonus Plan, participants were paid half their earned amount for the period and half was deferred until job elimination. Deferred payments will be forfeited if the participant voluntarily resigns or is terminated for cause.

(2) Includes quarterly amounts under the annual incentive plans, commission plans and the chairman's discretionary fund plans which were in place prior to April 1, 2002. Also includes amounts under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy Court-Approved Compensation Plans) for the period April 1, 2002 through September 30, 2002. As approved by the bankruptcy court and described in the terms and conditions of the SIP Relief program described in Item 1, above, participants were paid half their earned amount for the period. The remaining half will be deferred until job elimination and applied to the balance of their SIP payment obligation. Deferred amounts will be forfeited and not applied to the balance of SIP payment obligation if the participant voluntarily resigns or is terminated for cause.

(3) Amounts reflect car allowance payments.

(4) Amounts include taxable income from Employee Stock Purchase Plan.

(5) Amount reflects payments made per employment contract for personal use of aviation services paid for by the Company for fiscal 2001 and fiscal 2002. The amounts also reflect tax gross-up payments with respect to provision of such aviation/transportation services.

(6) Amount reflects a one-time payment for the reimbursement of relocation costs.

(7) Amounts include contributions by the Company to the 401(k) Retirement Plan for the benefit of the named executive officer.

(8) Includes $210,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were cash bonus plans designed to aid the company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,846 in contributions made by the Company to Mr. Cirone's 401(k) Retirement Plan.

(9) Includes $222,500 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were cash bonus plans designed to aid the company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,410 in contributions made by the Company to Mr. Cirone's 401(k) Retirement Plan.

(10) Includes $270,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were cash bonus plans designed to aid the company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,847 in contributions made by the Company to Mr. Sabatello's 401(k) Retirement Plan.

(11) Includes $200,250 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were cash bonus plans designed to aid the company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,410 in contributions made by the Company to Mr. Sabatello's 401(k) Retirement Plan.

(12) Includes $105,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were cash bonus plans designed to aid the company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,847 in contributions made by the Company to Mr. McNally's 401(k) Retirement Plan.

(13) Includes $115,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were cash bonus plans designed to aid the company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,410 in contributions made by the Company to Mr. McNally's 401(k) Retirement Plan.

(14) Includes $4,200,000 paid as a one time severance payment. See information on Employment Contracts. Also includes $776 in contributions made by the Company to Mr. Blake's 401(k) Retirement Plan.

(15) Amount includes a one time severance payment. See information on Employment Contracts.

(16) Amount reflects a one time severance payment made upon job elimination according to the bankruptcy court approved Executive Severance Plan.

(17) Includes $698,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were cash bonus plans designed to aid the company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,410 in contributions made by the Company to Mr. Herman's 401(k) Retirement Plan.

Option/SAR Grants/Exercises in the Last Fiscal Year

         No stock options or stock appreciation rights ("SARs") were outstanding nor were any granted to or exercised by the named executive officers in fiscal 2002. The Company does not plan to issue any options or SARs in the foreseeable future.

Aggregated Option/SAR Exercise and Fiscal Year-End Options/SAR Values

         No stock options or SARs were outstanding as of September 30, 2002. The Company does not plan to issue any options or SARs in the foreseeable future.

Bankruptcy Court-Approved Compensation Plans: Management Incentive and Stay Bonus Plans

         In order to maximize recoveries under the Plan, it is essential that critical employees be retained and remain motivated to execute the Company's post-emergence run-off strategies. Specifically, management and the Board of Directors of Comdisco, Inc. (in conjunction with the statutory committees) believed that value can be maximized in connection with the run-off or sale of various segments of the business by leveraging the long-standing relationships that Comdisco's current employees have in the marketplace. Thus, prior to emergence from bankruptcy, Comdisco developed a comprehensive compensation program that includes the Management Incentive Plan (the "MIP"), which is designed to retain key employees and give them incentive to maximize the value of the assets; and the Stay Bonus Plan, which is designed to retain essential support and professional staff. These compensation plans were heavily negotiated with the Creditors' Committee and approved by the bankruptcy court on June 18, 2002, with a retroactive effective date of April 1, 2002. (The MIP and Stay Bonus plans comprise the "Compensation Plans," which are more fully described in Exhibits 10.1, 10.2 and 10.3, filed herewith.)

         For fiscal 2002, participants in the MIP earned $6.5 million in non-base earnings, and participants in the Stay Bonus Plan earned $5.0 million in non-base earnings. These plans are described below.

         The Company's MIP covers key managers and employees directly responsible for the overall direction of a particular business unit and the results achieved within that business unit. Additionally, the MIP covers key corporate employees whose services are required to facilitate business operations and to administer claims and related bankruptcy matters. The MIP replaces any prior bonus/incentive/commission compensation programs for which such employees may have been eligible. Employees who voluntarily terminate their employment prior to their respective payment dates under the MIP or who are terminated for cause are not eligible for any payments from these plans that have not already been paid, with the exception of any payments with respect to previously approved retention programs and payments from the previously approved chairman's discretionary fund.

         The MIP is tailored to provide appropriate levels of compensation to key employees in each of the Company's business units - US Leasing, European IT Leasing, Ventures and CAM - as well as at the corporate level. While the award opportunities differ for each of these units, the MIP as a whole is intended to provide adequate compensation for retention of key employees within a unit as that unit moves toward its post-emergence business targets and to provide additional performance-based reward opportunities if those targets are exceeded.

         The MIP establishes varying levels of incentive compensation depending upon whether a given business unit reaches its "threshold target" or "business plan target." A threshold target and a higher business plan target have been established for each of the business units. For purposes of measuring achievement relative to threshold or plan, cash flows will be discounted using rates specified for each business unit.

         Each of the business unit's management teams participate in the MIP. The MIP includes two components: Semiannual Performance Bonuses ("SAB") and Upside Sharing opportunities for specified employees. For US Leasing, there are 32 participants in the SAB component with a total maximum cost of approximately $9.0 million; and there are 22 participants in the Upside Sharing component with a $10.7 million incentive sharing pool upon reaching plan target recoveries. For Ventures, there are 25 participants in the SAB component with a total maximum cost of approximately $4.0 million; and there are 25 participants in the Upside Sharing component with a $5.2 million incentive sharing pool upon reaching plan target recoveries. For CAM group, there are 5 participants in the SAB component with a total maximum cost of approximately $1.4 million; there are 5 participants in the Upside Sharing component with a $1.2 million incentive sharing pool upon reaching plan target recoveries. For Consolidated Corporate, there are 17 participants in the SAB component with a total maximum cost of approximately $9.9 million; 2 participants in the Upside Sharing component with a $1.6 million incentive sharing pool upon reaching plan target recoveries; and 8 participants in a $0.6 million Upside Sharing component based on reducing off-balance sheet claims and tax claims below a certain threshold.

         The MIP for European IT Leasing has three components: SAB, core country (Germany and France) portfolio sale/liquidation bonuses and non-core country portfolio sale/liquidation bonuses. There are 2 participants in the MIP plans for European IT Leasing with a total maximum cost of approximately $1.7 million.

         The Stay Bonus Plan is a retention program which covered approximately 382 U.S. employees and is designed to retain essential support and professional personnel who assist managers and key employees most directly responsible for the success of the Plan. Eligible participants under this compensation plan will accrue one week's salary for each two weeks of work after April 1, 2002. One-half of such accrued benefits will be paid in semiannual installments to be paid each year on or about May 15 and November 15 (with the first such payment made on November 15, 2002). The remaining one-half will be paid upon job termination other than for cause or voluntary resignation. The total cost of the Stay Bonus Plan is expected to be approximately $18.5 million. Employees eligible for the Stay Bonus Plan are not eligible to participate in the MIP. The Stay Bonus Plan for U.S. employees replaces any prior bonus/incentive/commission compensation programs for which such employees may have been eligible, with the exception of any payments with respect to previously approved retention programs and payments from previously approved and made from the chairman's discretionary fund.

Long-Term Incentive Plans

         The table below contains information on the Upside Sharing plan for the named executive officers:


                                                Performance               Estimated Future Payouts Under
                           Number Of             or Other               Non-Stock Price-Based Plans (1)
                         Shares, Units         Period Until   -------------------------------------------------------
                            or Other            Maturation                                   10% Above
        Name                Rights               Or Payout    Threshold        Target         Target      Maximum
        ----             ------------           ----------    ---------        ------       ----------    -------
Ronald C. Mishler                 -               -              -             $900,000     $2,100,000        -

Francis J. Cirone                 -               -              -              845,000      1,885,000        -

Robert E. T. Lackey               -               -              -              418,663      1,217,811        -

Gregory D. Sabatello              -               -              -                    -              -        -

John R. McNally, Jr.              -               -              -              261,192        602,592        -

Norman P. Blake, Jr.              -               -              -                    -              -        -

Michael A. Fazio                  -               -              -                    -              -        -

Michael F. Herman                 -               -              -                    -              -        -


(1) There are no maximum payouts under the Upside Sharing plan component of the MIP (as more fully described in Exhibits 10.1, 10.2 and 10.3 "Compensation Plans" filed herewith). The Upside Sharing plan includes pre-established present value recovery Threshold and Targets, each defined in the Compensation Plans, for each business unit and on a consolidated corporate basis. No payments are made in the Upside Sharing plan until the applicable Threshold is exceeded. Amounts reflected are net of any applicable severance payment amount as described in the Compensation Plans.

Directors' Compensation

Employee directors receive no additional compensation for serving on the board of directors or its committees. Non-employee directors are paid a quarterly retainer of $6,000, a board meeting fee of $2,000 plus expenses, and a committee meeting fee of $1,000 plus expenses if the committee meeting is not held on the same day as a board of directors meeting. Directors are reimbursed for customary and usual travel expenses. In fiscal 2002 the Board of Directors of Comdisco, Inc. met thirty-four times and the Board of Directors of Comdisco Holding Company, Inc. met five times.

Employment Contracts and Termination of Employment and
Change-In-Control Arrangements

         Norman P. Blake, Jr.

         On February 27, 2001, Comdisco, Inc. entered into an agreement to employ Mr. Blake as the Company's Chairman of the Board of Directors, President and Chief Executive Officer for a period of three years with automatic one-year extensions unless either party gives notice of non-renewal. The agreement provided for an annual base salary of $700,000 with annual reviews by the Board of Directors to determine if increases were appropriate; annual bonuses of up to a maximum of 200 percent of base salary based on performance goals established by the Board of Directors, and the grant of stock options for 1,006,500 shares on the commencement of employment and for 500,000 shares on the first and second anniversaries of Mr. Blake's employment with the Company. Mr. Blake's employment agreement provided for the use of aviation services for commuting to his residence in Carmel, Indiana. The agreement also provided Mr. Blake reimbursement of relocation costs associated with his move from his prior residence in Colorado Springs, Colorado to his residence in Carmel, Indiana.

         Mr. Blake's employment agreement was amended on April 13, 2001 and again on June 4, 2001. Under the amended agreement, in lieu of an annual bonus for 2001, Mr. Blake received a lump sum cash payment of $2 million that he was required to repay to the Company if he voluntarily terminated employment with the Company without good reason or if his employment with the Company was terminated for cause, in either case before the earlier of July 31, 2001 or the occurrence of one of a number of specific strategic transactions. The April 13, 2001 amendment also provided for the immediate grant of the stock options that were scheduled to have been granted on the first and second anniversaries of employment under the original agreement. However, the June 4, 2001 amendment provided that, in exchange for the cancellation of all stock options granted to Mr. Blake prior to June 4, 2001, and any stock options to be awarded to him by virtue of the original terms of his employment agreement, the Company would make certain contributions to foundations and charities that Mr. Blake specified. The amount of the contributions was to be based on the degree to which Mr. Blake achieved specified and objective financial goals relating to the sale of the assets of the Company's Services and US Leasing and European IT Leasing operations and was not to exceed a total of $9.6 million. In addition, Mr. Blake was to receive an equity incentive equal in value to 2 percent of the equity value remaining or created for the Company's current stockholders upon the Company's emergence from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or liquidation, whichever occurred first. The value of the equity incentive was to be based upon the value of any assets allocated or remaining to the current shareholders in connection with a plan of reorganization or liquidation, as determined by the bankruptcy court. This equity incentive was to be paid to Mr. Blake either in cash or in kind, at the Company's election. Finally, the June 4, 2001 amendment required the Company to issue a $5 million letter of credit to secure Mr. Blake's rights to payments under his employment agreement. Notwithstanding the express provisions of Mr. Blake's employment agreement, pursuant to a March 14, 2002 order of the United States District Court for the Northern District of Illinois (Eastern Division), docket number 01-C-7255, the total maximum compensation that Mr. Blake was permitted to receive under both the incentive and severance provisions of his employment agreement was capped at $7.25 million in the aggregate.

         In the event that Mr. Blake was deemed to be discharged without cause or terminated employment with good reason (as defined in his employment agreement), he was entitled to receive a lump sum payment equal to his salary and certain specified annual bonus payments that he would be deemed to have received if he had remained employed by the Company until the later of the third anniversary of his commencement of employment or the second anniversary of the date his employment was terminated. However, if Mr. Blake was deemed to be discharged without cause in anticipation of a change in control, or discharged without cause, or constructively discharged, within two years following a change in control, he was entitled to a lump sum payment equal to the salary and specified annual bonus payments that he would be deemed to have received for the three years following his date of termination. In addition, to the extent that any payments made in connection with a change in control of the Company would be subject to certain excise taxes, the Company was to make an additional payment to Mr. Blake to offset the effect of those excise taxes. In order to receive these post-termination benefits, Mr. Blake signed a release of claims against the Company. Mr. Blake also agreed to certain confidentiality, non-disclosure, non-competition and non-solicitation provisions.

         Michael Fazio

         On July 5, 2001, Comdisco, Inc. entered into an agreement to employ Mr. Fazio in the position of Executive Vice President and Chief Financial Officer, or a more senior position, for a period of two years. Under the terms of the agreement, Mr. Fazio also served on Comdisco, Inc.'s Board of Directors. The employment agreement provided for an annual base salary of at least $500,000 and a signing bonus of $500,000. The agreement also provided that Mr. Fazio was eligible for an annual bonus of up to 100 percent of his annual salary based on performance goals established by the Comdisco, Inc.'s Board of Directors. However, for his first year of employment, he was entitled to a guaranteed bonus of 100 percent of his base salary, which would have offset any annual bonus payments for the 2001 and 2002 fiscal years and which would have been payable in quarterly installments beginning on September 30, 2001 provided he was employed on the installment payment dates. Mr. Fazio was eligible for a special bonus of $1 million if Comdisco, Inc.'s Chapter 11 plan of reorganization provided for the emergence and reorganization of at least one of the principal businesses in which Comdisco, Inc. was engaged on the date of his employment agreement and Mr. Fazio remained in the employ of the Company and met reasonable performance criteria established by the Chief Executive Officer and Comdisco Inc.'s Board of Directors.

         In the event that Mr. Fazio was discharged without cause or terminated employment with good reason (as defined in his employment agreement), he was entitled to receive a lump sum payment equal to the salary and certain specified annual bonus payments that he would be deemed to have received if he had remained employed by Comdisco, Inc. until the one year anniversary of his date of termination. In order to receive these post-termination benefits, Mr. Fazio signed a release of claims against Comdisco, Inc. Mr. Fazio also agreed to certain confidentiality, non-disclosure, non-competition, and non-solicitation provisions.

         Gregory D. Sabatello

         The Company's Management Incentive Plan provides for an employment agreement with Mr. Gregory D. Sabatello. In addition to being eligible for the Management Incentive Plan beginning April 1, 2002, Mr. Sabatello's employment agreement includes, without limitation, the following: (a) participation in the semiannual bonus plan component of the MIP (at three times his base salary each year or $750,000 annually); (b) a guaranteed two-year term; and (c) if terminated prior to April 1, 2004, receipt of semiannual bonus and base salary payment for the period between the termination date and April 1, 2004. Mr. Sabatello's employment agreement was executed upon his acceptance of the SIP Relief program described in Item 1.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         Mr. McIntosh, Mr. Chefitz, and Mr. Thornton are the three members of the Compensation Committee of the board. Mr. McIntosh is the Chairperson of the Compensation Committee. No member of the Compensation Committee was at any time an officer or employee of the Company or its subsidiaries. There is no director or executive officer who is, or during the last fiscal year was, a member of any other company, partnership or other entity's compensation committee or similar committee or otherwise was involved in making decisions regarding compensation of other entities' executives.

         Randolph I. Thornton, who has been a member of the Company's Board of Directors since August 2002, also is a Managing Director within the Institutional Recovery Management Department within Citigroup, Inc. ("Citigroup"). Citigroup was a creditor of Comdisco, Inc. and Mr. Thornton was a co-chair of the Creditors' Committee. On September 30, 2002, as part of the initial distribution to holders of allowed Class C-4 Claims conducted in accordance with the Plan, Citigroup received $35.3 million in cash, $6.3 million and $10.3 million of Senior Notes and Subordinated Notes, respectively, and approximately 66,521 shares of the Company's Common Stock. Since that time, Citigroup has adopted certain procedures to govern disclosure by Mr. Thornton of the Company's confidential information.

         The Compensation Committee has met twice, on November 11, 2002 and December 12, 2002, since the Board of Directors of the Company was formed in August 2002. The purpose of the Compensation Committee is to ensure that the senior executives, the management and employees of the Company and its wholly-owned subsidiaries are compensated effectively in a manner consistent with the stated compensation strategy of the Company in furtherance of its Plan of Reorganization and requirements of the appropriate regulatory bodies. The committee's charter states that the Compensation Committee shall be composed of at least three independent directors. The members are designated annually by the Board of Directors upon the recommendations of the Chairman of the Board. The duties and responsibilities of the committee include (but are not limited to): (a) reviewing the Company's compensation strategy, (b) reviewing and determining the individual elements of total compensation for the CEO, (c) reviewing and approving appropriate discretionary bonus recommendations by the CEO for managers and officers, (d) reviewing and approving disposition of forfeited monies as a result of voluntary resignation or for-cause termination for the Management Incentive and Stay Bonus Plans, and (e) reviewing employee benefit plans of the Company.

         The Compensation Committee approved the compensation plan for the Chief Executive Officer. As Chief Executive Officer, Ronald C. Mishler had a compensation package for fiscal 2002 which was negotiated with the Creditors' Committee and approved by the bankruptcy court. Mr. Mishler's compensation package provided for an annual base salary of $400,000. Mr. Mishler is also eligible for the MIP. The semiannual bonus component of the MIP is 0.75 times his base salary (or $600,000 annually); one-half of the semiannual bonus is paid every 6 months, and one-half is paid upon job termination other than for cause or voluntary resignation. In fiscal 2002, Mr. Mishler received one payment of $150,000 under this component of the MIP; $150,000 was deferred until job termination under the terms and conditions of the plan. The other MIP component in which Mr. Mishler participates is a consolidated corporate Upside Sharing plan. Upon achievement of plan target, Mr. Mishler is eligible to receive a payment of $1.1 million, less any applicable severance payment amount as described in the Compensation Plans (Exhibits 10.1, 10.2 and 10.3 filed herewith).

         The Board of Directors engaged independent legal counsel to assist the Board in determining that the Compensation Plans complied with the Creditors' Committee approval and the bankruptcy court approval. All open issues identified in this summary were discussed with and satisfactorily resolved by management, the Compensation Committee and the Board of Directors.

         The Board of Directors also engaged KPMG to assist the Company in evaluating the amounts accrued, paid and deferred by Comdisco in accordance with the provisions of the MIP and the Stay Bonus Plan for each semiannual period. KPMG will apply agreed-upon procedures performed in accordance with standards established by the American Institute of Certified Public Accountants in their evaluations.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Owned by Certain Beneficial Owners

         The following table reflects the number of shares of Common Stock beneficially owned on January 6, 2003 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

         Stockholders Owning at Least 5 percent of the Company's Common Stock

                                              Shares Beneficially    Percent of
                      Name                           Owned              Class

      Berkshire Hathaway, Inc. (1)                 1,452,548            34.58%
        1440 Kiewit Plaza
        Omaha, Nebraska 68131



      Angelo, Gordon & Co., LP (2)                  257,968              6.14%
        245 Park Avenue
        New York, New York 10167



      Davidson Kemper Partners (3)                  377,594              9.00%
        883 Third Avenue, Suite 3300
        New York, New York 1002



         (1) The information with respect to 1,452,548 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on a Report on Schedule 13D dated October 1, 2002 and filed with the SEC on October 11, 2002, as amended by a Report on Schedule 13D dated October 1, 2002 and filed with the SEC on October 21, 2002.

         (2) The information with respect to 257,968 shares of Common Stock beneficially owned by Angelo, Gordon & Co., LP is based on a Report on Schedule 13G dated October 1, 2002 and filed with the SEC on November 19, 2002.

         (3) The information with respect to 377,594 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on Schedule 13G dated October 1, 2002 and filed with the SEC on October 11, 2002.


Common Stock Owned by Directors and Executive Officers

         The following table reflects the number of shares of Common Stock beneficially owned on January 6, 2003 by (i) each director of the Company,
(ii) each of the executive officers as set forth above in the Summary Compensation Table, (iii) all directors and executive officers as set forth above in the Summary Compensation Table as a group and (iv) all directors and current executive officers as a group. The address of each director and executive officer is c/o Comdisco Holding Company, Inc., 6111 North River Road, Rosemont, Illinois 60018.


            Common Stock Owned by Directors and Executive Officers

                                     Shares Beneficially Owned on
         Name                             January 6, 2003                 Percent of Class

   Ronald C. Mishler                           0                                *
   Jeffrey A. Brodsky                          0                                *
   Robert M. Chefitz                           0                                *
   William A. McIntosh                         0                                *
   Randolph I. Thornton                        0                                *
   Francis J. Cirone                           0 (1)                            *
   Robert E. T. Lackey                         0 (2)                            *
   Gregory J. Sabatello                        0 (3)                            *
   John R. McNally                             0 (4)                            *
   Norman P. Blake, Jr.                        0                                *
   Michael A. Fazio                            0                                *
   Michael F. Herman                           0 (5)                            *


All Directors and Current Named                0 (6)                            *
Executive Officers as a Group:

All Directors and Current                      0 (7)                            *
Executive  Officers as a Group:

                                                                      --------------------
                                                                      * Indicates holdings
                                                                        of less than one
                                                                        percent

(1) Does not include 41,368 Contingent Distribution Rights beneficially owned by Mr. Cirone.
(2) Does not include 500 Contingent Distribution Rights beneficially owned by Mr. Lackey.
(3) Does not include 155,282 Contingent Distribution Rights beneficially owned by Mr. Sabatello.
(4) Does not include 1,066 Contingent Distribution Rights beneficially owned by Mr. McNally.
(5) Does not include 59,988 Contingent Distribution Rights beneficially owned by Mr. Herman.
(6) Does not include 258,204 Contingent Distribution Rights beneficially owned by all directors and current named executive officers as a group.
(7) Does not include 198,660 Contingent Distribution Rights beneficially owned by all directors and current executive officers as a group.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Randolph I. Thornton, who has been a member of the Company's Board of Directors since August 2002, also is a Managing Director within the Institutional Recovery Management Department within Citigroup. Citigroup was a creditor of Comdisco, Inc. and Mr. Thornton was a co-chair of the Creditors' Committee. On September 30, 2002, as part of the initial distribution to holders of allowed Class C-4 Claims conducted in accordance with the Plan, Citigroup received approximately $35.3 million in cash, $6.3 million and $10.3 million of Senior Notes and Subordinated Notes, respectively, and 66,521 shares of the Company's Common Stock. Since that time, Citigroup has adopted certain procedures to govern disclosure by Mr. Thornton of the Company's confidential information.

ITEM 14. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         The disclosure controls and procedures of the Company are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. In addition, the Company has formed a Disclosure Control Committee. Our chief executive officer, our principal financial officer and the Disclosure Control Committee have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within ninety days prior to the filing date of this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that the Company's controls and procedures were effective as of a date within ninety days prior to the filing date of this report at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         Change in Internal Controls

         We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are carefully followed. For the fiscal year ended September 30, 2002 and to support our emergence from bankruptcy, our internal controls were further enhanced by the implementation of a Disclosure Control Committee, an Asset Divestiture and Credit Committee, a Related Party Transaction Policy and a Conflict of Interest Questionnaire which was completed by 102 managers of the Company. Otherwise, there were no significant changes to our internal controls, or in other factors that could significantly affect our internal controls, and we have not identified any significant deficiencies or material weaknesses in our internal controls.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

         See Index to Financial Statements contained in Item 8, Financial Statements and Supplementary Data, above.

Financial Statement Schedules

         All Financial Statement Schedules have been omitted because (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Financial Statements or the Notes thereto or (iii) the information required in the schedules is not applicable to the Company.

Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.      Description of Exhibit
-----------      ----------------------

     2.1 Joint Plan of Reorganization of Comdisco, Inc. and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 99.3 filed with Comdisco, Inc.'s Current Report on Form 8-K dated April 26, 2002, as filed with the Commission on May 10, 2002, File No. 1-7725).

     2.2         First Amended Joint Plan of Reorganization of Comdisco, Inc.
                 and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.2 filed with Comdisco, Inc.'s Current Report on Form 8-K dated
                 July 30, 2002, as filed with the Commission on August 9, 2002, File No. 1-7725).

     2.3 Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C.ss.ss.1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amendment Plan of Reorganization of Comdisco, Inc. and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.1 filed with Comdisco, Inc.'s Current Report on Form 8-K dated July 30, 2002, as filed with the Commission on August 9, 2002, File No. 1-7725).

     3.1 Certificate of Incorporation of Registrant, dated August 8, 2002 (Filed herewith).

     3.2         By-Laws of Registrant, adopted as of August 9, 2002
                 (Filed herewith).

     4.1 Indenture Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of August 12, 2002 (said Indenture defines certain rights of Senior Note holders)(Filed herewith).

     4.2 First Supplemental Indenture Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of October 7, 2002 (said Indenture defines certain rights of Senior Note holders)(Filed herewith).

     4.3 Indenture Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of August 12, 2002 (said Indenture defines certain rights of Subordinated Note holders)(Filed herewith).

     4.4 First Supplemental Indenture Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of October 7, 2002 (said Indenture defines certain rights of Subordinated Note holders)(Filed herewith).

     4.5 Rights Agent Agreement between Registrant and Mellon Investor Services, L.L.C., as Rights Agent, dated as of August 12, 2002 (Filed herewith).

     4.6 Pledge Agreement between Registrant, Comdisco, Inc. and Well Fargo Bank Minnesota, N.A., as Trustee, dated as of August 12, 2002 (Filed herewith).

     10.1 Motion, dated May 24, 2002, and Order, dated as of June 18, 2002, Pursuant to 11 U.S.C. ss.ss. 105(a) and 363(b)(1)
                 Approving and Authorizing the Debtors' Stay Bonus Plan and Management Incentive Plan, dated June 18, 2002 (Filed herewith).

     10.2 First Letter from Ronald C. Mishler to the Official Committee of Unsecured Creditors of Comdisco, Inc., dated May 29, 2002 (Filed herewith).

     10.3 Second Letter from Ronald C. Mishler to the Official Committee of Unsecured Creditors of Comdisco, Inc., dated July 3, 2002 (Filed herewith).

     10.4 Employment Agreement of Norman P. Blake, Jr., dated February 27, 2001, as amended on April 13, 2001 and as amended and restated June 4, 2001 (Incorporated by reference to Exhibits
                 10.10 and 10.20 filed with Comdisco, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 and Exhibit 10.10 filed with Comdisco, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2001, File No. 1-7725).

     10.5 Agreed Motion for Dismissal With Prejudice, dated March 7, 2002, and Agreed Order for Dismissal with Prejudice dated March 14, 2002 (Filed herewith).

     10.6 Employment Agreement of Michael Fazio, dated as of July 5, 2001 (Filed herewith).

     10.7 Employment Agreement of Gregory D. Sabatello, dated as of September 9, 2002 (Filed herewith).

     10.8 Acquisition Agreement, dated effective July 15, 2001, and executed as of October 12, 2001, between Comdisco, Inc. and SunGard Data Systems, Inc. (Incorporated by reference to
                 Exhibit 99.1 filed with Comdisco, Inc.'s Current Report on Form 8-K dated November 15, 2001, as filed with the Commission on December 3, 2001).

     10.9 Amended and Restated Asset Purchase Agreement (Electronics), dated as of April 10, 2002 but effective as of January 23, 2002, between Comdisco, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.1 filed with Comdisco, Inc.'s Current Report on Form 8-K dated April 24, 2002, as filed with the Commission on May 9, 2002, File No. 1-7725).

     10.10 First Amendment to the Amended and Restated Asset Purchase Agreement (Electronics), dated as of April 24, 2002, by and between Comdisco, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.2 filed with Comdisco, Inc.'s Current Report on Form 8-K dated April 24, 2002, as filed with the Commission on May 9, 2002, File No. 1-7725).

     10.11 Amended and Restated Asset Purchase Agreement (Lab and Scientific), dated as of April 10, 2002 but effective as of January 23, 2002, between Comdisco, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit
                 99.3 filed with Comdisco, Inc.'s Current Report on Form 8-K dated April 24, 2002, as filed with the Commission on May 9, 2002, File No. 1-7725).

     10.12 First Amendment to the Amended and Restated Asset Purchase Agreement (Lab and Scientific), dated as of April 24, 2002, by and between Comdisco, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 99.4 filed with Comdisco, Inc.'s Current Report on Form 8-K dated April 24, 2002, as filed with the Commission on May 9, 2002, File No. 1-7725).

     10.13 Asset Acquisition Agreement, dated as of January 31, 2002, between Comdisco, Inc. and T-Systems Inc. (Filed herewith).

     10.14 Amendment to Asset Acquisition Agreement, dated as of February 13, 2002, between Comdisco, Inc. and T-Systems Inc. (Filed herewith).

     10.15 Second Amendment to Asset Acquisition Agreement, dated as of February 27, 2002, between Comdisco, Inc. and T-Systems Inc. (Filed herewith).

     10.16 Asset Purchase Agreement (Healthcare), dated as of April 2, 2002, between General Electric Capital Corporation, Comdisco, Inc. and Comdisco Healthcare Group, Inc. (Filed herewith).

     10.17 Asset Sale Agreement, dated as of April 8, 2002, between Comdisco Australia Pty Limited, Comdisco New Zealand, Nadlo Pty Limited, Codis Limited and Rellim Pty Limited (Filed herewith).

     10.18 Share Purchase Agreement, dated as of August 14, 2002, between Comdisco, Inc. and PH Holding GmbH (Filed herewith).

     10.19 Share Purchase Agreement, dated as of October 10, 2002, between Comdisco Global Holding Company, Inc. and Comprendium Investment S.A. (Filed herewith).

     10.20 Share Purchase Agreement relating to the Acquisition of Comdisco France SA and Promodata SNC, dated October 1, 2002, between Econocom Group SA/NV, Comdisco Global Holding Company, Inc. and Comdisco Holding Company, Inc. (Filed herewith).

     11.1        Statement re computation of per share earnings.

     21.1        Subsidiaries of the registrant.

     99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

     99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).


Reports on Form 8-K

         Since the beginning of the fourth quarter of fiscal 2002, the Company filed the following current reports on Form 8-K which have not been previously reported:

         On August 19, 2002, the Company filed a Current Report on Form 8-K, dated August 19, 2002. Pursuant to Item 7, the Report added two exhibits entitled Statement Under Oath of Principal Executive Officer and Statement Under Oath of Principal Financial Officer.

         On August 20, 2002, the Company filed a Current Report on Form 8-K, dated August 19, 2002. Pursuant to Item 7, the Report added exhibits entitled Statement Under Oath of Principal Executive Officer and Statement Under Oath of Principal Financial Officer that had been omitted from the Report filed on August 19, 2002.

         On August 21, 2002, the Company filed a Current Report on Form 8-K, dated August 12, 2002. Pursuant to Item 5 of its Report, the Company disclosed that it would issue Contingent Distribution Rights to the former holders of Comdisco, Inc. common stock. On August 12, 2002, the Company filed a Registration Statement on Form 8-A describing the terms and conditions of the Contingent Distribution Rights.

         On October 17, 2002, the Company filed a Current Report on Form 8-K, dated September 30, 2002. Pursuant to Item 5 of its Report, the Company reported that it issued a press release on October 1, 2002 announcing that the initial distribution to holders of allowed claims commenced on September 30, 2002. The Company also issued a press release on October 9, 2002 announcing the redemption of the entire $400 million outstanding principal amount of the Variable Rate Senior Secured Notes due 2004. Prism Communication Services, Inc. issued a press release on October 10, 2002 announcing that it had commenced its initial distribution to holders of allowed claims. Finally, the Report added the press releases as exhibits pursuant to Item 7.

         On October 18, 2002, the Company filed a Current Report on Form 8-K, dated October 18, 2002. Pursuant to Item 5 of its Report, the Company reported that it issued a press release on October 18, 2002 announcing that it had entered into an agreement for the sale of its French operations to Econocom Group SA/NV. In addition, it announced that it had sold its Swiss and Austrian-based operations. The Report added the press release as an exhibit pursuant to Item 7.

         On October 28, 2002, the Company filed a Current Report on Form 8-K, dated October 21, 2002. Pursuant to Item 5 of its Report, the Company reported that it issued a press release on October 12, 2002 announcing that it had redeemed the entire $400 million outstanding principal amount of its Variable Rate Senior Secured Notes due 2004. The Report added the press release as an exhibit pursuant to Item 7.

         On October 30, 2002, the Company filed a Current Report on Form 8-K, dated October 29, 2002. Pursuant to Item 5 of its Report, the Company reported that it issued a press release on October 29, 2002 announcing the mandatory partial redemption of $65 million of the outstanding principal amount of its 11 percent Subordinated Secured Notes due 2005. The Report added the press release as an exhibit pursuant to Item 7.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMDISCO HOLDING COMPANY, INC.


Dated: January 14, 2003                   By:  /s/ Ronald C. Mishler
                                               ---------------------
                                          Name:   Ronald C. Mishler
                                          Title:  Chairman, Chief Executive
                                                  Officer and President
                                                  (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on January 14, 2003.

SIGNATURE                                                    DATE

/s/ David S. Reynolds                                        January 14, 2003
----------------------------
Name:   David S. Reynolds
Title:  Senior Vice President and Controller
        (Principal Financial and Accounting Officer)

/s/ Jeffrey A. Brodsky                                       January 14, 2003
----------------------------
Name:   Jeffrey A. Brodsky
Title:  Director

/s/ Robert M. Chefitz                                        January 14, 2003
----------------------------
Name:   Robert M. Chefitz
Title:  Director

/s/ William A. McIntosh                                      January 14, 2003
----------------------------
Name:   William A. McIntosh
Title:  Director

/s/ Randolph I. Thornton                                     January 14, 2003
----------------------------
Name:   Randolph I. Thornton
Title:  Director

                                 CERTIFICATION
                                 -------------

                 Certification of Principal Executive Officer

I, Ronald C. Mishler, Chairman, Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K of Comdisco Holding Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: January 14, 2003                       By:  /s/ Ronald C. Mishler
                                                  ------------------------
                                              Name:   Ronald C. Mishler
                                              Title:  Chairman, Chief Executive
                                                      Officer and President

                                 CERTIFICATION
                                 -------------

                 Certification of Principal Financial Officer

I, David S. Reynolds, Senior Vice President and Controller, certify that:

1. I have reviewed this annual report on Form 10-K of Comdisco Holding Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 14, 2003                         By:  /s/ David S. Reynolds
                                                     ---------------------
                                                Name:   David S. Reynolds
                                                Title:  Senior Vice President
                                                        and Controller