Form 10-Q
period 2002-12-31
COMDISCO HOLDING CO INC
filed 2003-02-14
CIK 1179484

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

|X|     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2002

                                      or


[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

     For the transition period from _________________ to _________________

                       Commission file number 000-499-68

                        COMDISCO HOLDING COMPANY, INC.
            (Exact name of registrant as specified in its charter)

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


            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No [ ]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,200,000 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on February 14, 2003.



                        COMDISCO HOLDING COMPANY, INC.

                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I.       FINANCIAL INFORMATION....................................................................1

   Item 1.    Financial Statements.....................................................................2

     Consolidated Statements of Earnings (Loss) (Unaudited) Three months ended
     December 31, 2002 (Successor) and the three months ended December 31, 2001 (Predecessor)..........2

     Consolidated Balance Sheets (Unaudited) December 31, 2002 (Successor) and
     September 30, 2002 (Successor)....................................................................3

     Consolidated Statements of Cash Flows (Unaudited) Three months ended
     December 31, 2002 (Successor) and the three months ended December 31, 2001 (Predecessor)..........4

     Notes to Consolidated Financial Statements (Unaudited)............................................6

   Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................................................18

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................31

   Item 4.    Controls and Procedures.................................................................31

PART II.  OTHER INFORMATION...........................................................................32

   Item 1.    Legal Proceedings.......................................................................32

   Item 2.    Changes in Securities and Use of Proceeds...............................................32

   Item 3.    Defaults Upon Senior Securities.........................................................32

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................32

   Item 5.    Other Information.......................................................................32

   Item 6.    Exhibits and Reports on Form 8-K........................................................32

SIGNATURES............................................................................................34

CERTIFICATIONS........................................................................................35


                                    PART I

                             FINANCIAL INFORMATION
                             ---------------------

Forward-Looking Statements

         This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written and oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan, cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

         Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, below. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.


ITEM 1.     FINANCIAL STATEMENTS

                        COMDISCO HOLDING COMPANY, INC.
            CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
                      (in millions except per share data)


                                                          SUCCESSOR           PREDECESSOR
                                                     -------------------    ------------------
                                                                Three Months Ended
                                                                   December 31,
                                                     -------------------  | ------------------
                                                            2002          |       2001
                                                     -------------------  | ------------------
REVENUE                                                                   |
Leasing                                                                   |
     Operating                                        $             100   |    $         280
     Direct financing                                                15   |               34
     Sales-type                                                       3   |                9
                                                     -------------------  |  ----------------
        Total leasing                                               118   |              323
                                                                          |
Sales                                                                53   |               95
Technology services                                                  10   |               23
Other                                                                 6   |               13
                                                     -------------------  |  ----------------
        Total revenue                                               187   |              454
                                                     -------------------  |  ----------------
                                                                          |
COSTS AND EXPENSES                                                        |
Leasing                                                                   |
     Operating                                                       84   |              223
     Sales-type                                                       1   |                8
                                                     -------------------  |  ----------------
        Total leasing                                                85   |              231
                                                                          |
Sales                                                                33   |               82
Technology services                                                   7   |               15
Selling, general and administrative                                  29   |               59
Write-down of equity securities                                       7   |               21
Bad debt expense                                                     (5)  |               50
Interest (total Predecessor contractual interest                          |
for the three months ended December 31, 2001 - $78)                  21   |               18
Reorganization items                                                  -   |              267
                                                     -------------------  |  ----------------
     Total costs and expenses                                       177   |              743
                                                     -------------------  |  ----------------
                                                                          |
Earnings (loss) from continuing operations before                         |
   income taxes (benefit)                                            10   |             (289)
Income taxes (benefit)                                                1   |              (71)
                                                     -------------------  |  ----------------
Earnings (loss) from continuing operations                            9   |             (218)
Earnings (loss) from discontinued operations,                             |
net of tax                                                            -   |              206
                                                     -------------------  |  ----------------
Net earnings (loss)                                   $               9   |    $         (12)
                                                     ===================  |  ================
                                                                          |
Basic earnings (loss) per common share:                                   |
  Earnings (loss) from continuing operations          $            2.04   |    $       (1.45)
  Earnings (loss) from discontinued operations                     0.05   |             1.37
                                                     -------------------  | -----------------
  Net earnings (loss)                                 $            2.09   |    $       (0.08)
                                                     ===================  | =================
                                                                          |
Diluted earnings (loss) per common share:                                 |
  Earnings (loss) from continuing operations          $            2.04   |   $        (1.45)
  Earnings (loss) from discontinued operations                     0.05   |             1.37
                                                      ------------------- |  ------------------
  Net earnings (loss)                                 $            2.09   |   $        (0.08)
                                                     ===================  | ==================

See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                            December 31,      September 30,
                                                                2002               2002
                                                           ----------------   ---------------
ASSETS
Cash and cash equivalents                                   $          223    $          565
Cash-legally restricted                                                 13                18
Receivables, net                                                        78               127
Inventory of equipment                                                  40                24
Leased assets:
  Direct financing and sales-type                                      799             1,016
  Operating (net of accumulated depreciation)                          261               333
                                                           ----------------   ---------------
  Net leased assets                                                  1,060             1,349
Equity securities                                                       27                36
Assets of discontinued operations                                       16               128
Other assets                                                            85                94
                                                           ----------------   ---------------
                                                            $        1,542    $        2,341
                                                           ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Term notes payable                                          $            7    $           35
Discounted lease rentals                                               214               262
Notes payable                                                          385             1,050
Accounts payable                                                        21                36
Income taxes                                                            73                82
Liabilities related to assets of discontinued operations                 2                29
Deferred income                                                         32                34
Other liabilities                                                      139               172
                                                           ----------------   ---------------
                                                                       873             1,700

Stockholders' equity:
  Common Stock, $.01 par value.
    Authorized 10,000,000 shares;
    issued 4,200,000 shares                                              -                 -
  Additional paid-in capital                                           413               413
  Accumulated other comprehensive income                                23                 4
  Retained earnings                                                    233               224
                                                           ----------------   ---------------
      Total stockholders' equity                                       669               641
                                                           ----------------   ---------------
                                                            $        1,542    $        2,341
                                                           ================   ===============

See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in millions)

                                                                              SUCCESSOR          PREDECESSOR
                                                                           ---------------   ------------------
                                                                              For the Three Months Ended
                                                                                     December 31,
                                                                           --------------- |  ------------------
                                                                                2002       |        2001
                                                                           --------------- |  ------------------
Cash flows from operating activities:                                                      |
   Operating lease and other leasing receipts                                $       324   |      $        583
   Leasing costs, primarily rentals paid                                              (1)  |                (3)
   Lease portfolio sales                                                               6   |                 -
   Sales of equipment                                                                 50   |               103
   Sales costs                                                                        (1)  |                (3)
   Technology services receipts                                                        7   |                15
   Technology services costs                                                          (1)  |                (8)
   Notes receivable receipts                                                          34   |                65
   Warrant proceeds                                                                    -   |                 1
   Other revenue                                                                       8   |                10
   Selling, general and administrative expenses                                      (33)  |               (53)
   Interest                                                                          (34)  |               (25)
   Income taxes                                                                       (9)  |                10
                                                                           --------------- |  ------------------
    Net cash provided by continuing operations                                       350   |               695
    Net cash provided by discontinued operations                                      82   |               911
                                                                           --------------- |  ------------------
    Net cash provided by operating activities before reorganization items            432   |             1,606
Operating cash flows from reorganization items:                                            |
   Interest received on cash accumulated because of Chapter 11 proceeding              -   |                 5
   Professional fees paid for services rendered in connection with                         |
     the Chapter 11 proceeding                                                         -   |               (14)
                                                                           --------------- |  ------------------
    Net cash used by reorganization items                                              -   |                (9)
                                                                           --------------- |  ------------------
    Net cash provided by operating activities                                        432   |             1,597
                                                                                           |
Cash flows from investing activities:                                                      |
   Equipment purchased for leasing                                                   (28)  |               (84)
   Notes receivable                                                                   (1)  |                (6)
   Equity investments                                                                  -   |                (1)
   Capital expenditures on discontinued operations                                     -   |               (22)
   Other                                                                               9   |                 2
                                                                           --------------- |  ------------------
    Net cash used in investing activities                                            (20)  |              (111)
                                                                                           |
Cash flows from financing activities:                                                      |
   Discounted lease proceeds                                                           -   |                 4
   Cash provided by discontinued operations                                            -   |                22
   Net decrease in notes and term notes payable                                     (693)  |              (136)
   Principal payments on secured debt                                                (60)  |              (141)
   Decrease (increase) in legally restricted cash                                      5   |               (42)
   Other                                                                              (6)  |                (6)
                                                                           --------------- |  ------------------
    Net cash used in financing activities                                           (754)  |              (299)
                                                                                           |
Net increase (decrease) in cash and cash equivalents                                (342)  |             1,187
Cash and cash equivalents at beginning of period                                     565   |               519
                                                                           --------------- |  ------------------
Cash and cash equivalents at end of period                                   $       223   |    $        1,706
                                                                           =============== |  ==================

See accompanying notes to consolidated financial statements.



                        COMDISCO HOLDING COMPANY, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
                                 (in millions)

                                                                      SUCCESSOR          PREDECESSOR
                                                                    ---------------   -------------------
                                                                        For the Three Months Ended
                                                                               December 31,
                                                                    --------------- |  -------------------
                                                                         2002       |         2001
                                                                    --------------- |  -------------------
                                                                                    |
Reconciliation of earnings (losses) from continuing                                 |
  operations to net cash provided by operating activities:                          |
Earnings (losses) from continuing operations                          $       15    |       $    (218)
Adjustments to reconcile earnings (losses) from continuing                          |
    operations to net cash provided by operating activities                         |
    Leasing costs, primarily                                                        |
       depreciation and amortization                                          84    |             228
    Leasing revenue, primarily principal portion of                                 |
       direct financing and sales-type lease rentals                         206    |             260
    Cost of sales                                                             32    |              79
    Technology services costs, primarily                                            |
        depreciation and amortization                                          6    |               7
    Interest                                                                 (13)   |              (7)
    Income taxes                                                              (8)   |             (61)
    Principal portion of notes receivable                                     30    |              56
    Selling, general, and administrative expenses                             (8)   |              77
    Warrant proceeds in excess of income                                       -    |               1
    Reorganization items                                                       -    |             258
    Lease portfolio sales                                                      6    |               -
    Other, net                                                                 -    |               6
                                                                    --------------- |  -------------------
        Net cash provided by continuing operations                           350    |             686
        Net cash provided by discontinued operations                          82    |             911
                                                                    --------------- |  -------------------
        Net cash provided by operating activities                     $      432    |       $   1,597
                                                                    =============== |  ===================
    Supplemental schedule of non-cash financing activities;                         |
        Increase in discounted lease rentals attributable to
        exchange rate gain                                            $       12    |       $       -
                                                                    =============== |  ===================

See accompanying notes to consolidated financial statements.

                        COMDISCO HOLDING COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          December 31, 2002 and 2001

1.          Reorganization

            On July 16, 2001, Comdisco, Inc. ("Predecessor") and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois (consolidated case number 01-24795) (the "Filing"). Comdisco Holding Company, Inc., as the successor company ("Successor") to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002 (the "Effective Date"). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

         Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which manages the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which manages the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (a direct wholly-owned subsidiary of Comdisco, Inc.), which manages the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management, or CAM, group is responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism is now a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc.

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

         Consummation of the Plan resulted in (i) the distribution of cash totaling approximately $2.2 billion; (ii) the issuance of variable rate senior secured notes due 2004 in aggregate principal amount of $400 million (the "Senior Notes"); (iii) the issuance of 11% subordinated secured notes due 2005 in aggregate principal amount of $650 million (the "Subordinated Notes"); (iv) the issuance of 4.2 million shares of new common stock ("Common Stock"); (v) the issuance of contingent distribution rights (the "Contingent Distribution Rights") to holders of the Predecessor company's common stock; and (vi) the cancellation of the Predecessor company's notes, notes payable, common stock and stock options.

         Consummation of the Plan resulted in the election of a new Board of Directors for the Company (the "Board"). The Board is comprised of five members. The management director is Ronald C. Mishler, Chief Executive Officer. The four additional members of the Board are Jeffrey A. Brodsky, Robert M. Chefitz, William A. McIntosh and Randolph I. Thornton.

2.       Basis of Presentation

         In this quarterly report on Form 10-Q, references to "the
Company," "Comdisco Holding," "we," "us" and "our" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco Global Holding Company, Inc., Comdisco, Inc., Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc., and its predecessors, except in each case where the context indicates otherwise. References to "Comdisco, Inc." mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

         Due to the Company's reorganization and implementation of fresh-start reporting, the consolidated financial statements for the Successor company are not comparable to those of the Predecessor company.

         A black line has been drawn on the accompanying consolidated financial statements to distinguish between the Successor company and the Predecessor company.

         Certain reclassifications, including those for discontinued operations, have been made in the 2001 financial statements to conform to the 2002 presentation.

         Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings, cash and cash equivalents received by the Company from non-owned lease portfolios serviced by the Company and cash and cash equivalents held in escrow or in similar accounts as a result of the various proposed or completed assets sales and incentive compensation plans. Legally restricted cash is comprised of the following at December 31, 2002 and September 30, 2002 (in millions):

                                               December 31,     September 30,
                                                  2002              2002
                                              -------------    --------------

         SunGard escrow                       $      2          $      2
         Professional fee escrow                     2                 7
         Letters of credit                           3                 3
         Incentive compensation escrow               4                 -
         Cash received on non-owned leases           1                 6
         Other                                       1                 -
                                              --------------   --------------
                                              $     13          $     18
                                              ==============   ==============

3.       Discontinued Operations

         Availability Solutions

         The Company's Availability Solutions business was offered for sale in the third quarter of fiscal 2001 with the sale completed in the first quarter of fiscal 2002 (see Note 4 of Notes to Consolidated Financial Statements). The gain for the Availability Solutions business is net of estimated wind-down costs and asset write downs associated with the Company's German and Spanish subsidiaries which were excluded from the sale to SunGard discussed in Note 4, as well as wind-down costs and asset write downs associated with the Company's Web-Availability Solutions business.

         International Leasing

         On October 18, 2002, the Company announced that it had sold its Swiss and Austrian-based operations. These transactions closed on October 10, 2002 and August 14, 2002, respectively. During July 2002, the Company recorded a $1 million pre-tax loss on the sale of its Swiss and Austrian-based operations.

         On December 23, 2002, the Company completed the sale of its French operations, Comdisco France SA and Promodata SNC, to Belgium-based computer services provider, Econocom Group and the Company received approximately $70 million from such sale. The sale was effective as of August 31, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during July 2002, the Company recorded a pre-tax charge of $35 million to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

         The Company also has sold substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to purchase most of the assets in Australia and New Zealand in a series of closings. On June 28, 2002, the Company and Allco completed the first closing on the sale of leased assets in Australia and New Zealand. Comdisco, Inc. received approximately $8 million for the sale of these assets. Comdisco, Inc. has received $24 million for the assets sold through November 2002 and the final closing is expected to occur during the second fiscal quarter of 2003. In accordance with SFAS No. 121, the Company recorded pre-tax charges of $6 million in the third quarter of fiscal 2002 and $2 million in the one month ended July 31, 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

         Each of the aforementioned transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm.

         As a result of the sale of Availability Solutions and the sale of the Company's French, Swiss, Austrian, Australian and New Zealand-based operations (collectively referred to as "International Leasing" in the following table) amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for these operations as discontinued.

         Following is summary financial information for the Company's discontinued operations. In addition to the businesses sold to SunGard, the Availability Solutions information included below also includes the results from the Company's Availability Solutions businesses in Germany and Spain (in millions):

PREDECESSOR
                                            For the Three Months Ended
                                                 December 31, 2001
                                     ------------------------------------------

                                     Availability  International
                                       Solutions      Leasing         Total
                                     ------------  ------------  --------------
Revenue                               $       67    $      42    $     109
                                     ============  ============  ==============

Gain on sale                          $      326   $        -    $     326
Income from discontinued operations:
  Before income taxes                 $      334   $        3    $     337
  Income taxes                               130            1          131
                                     ------------  ------------  --------------
  Net earnings                        $      204   $        2    $     206
                                     ============  ============  ==============


         The revenues and expenses for each of the discontinued businesses mentioned above were immaterial during the three months ended December 31, 2002.

4.       Sale of Assets

         Leasing

         On January 24, 2002, the bankruptcy court approved the sale of the Company's Electronics and Laboratory and Scientific equipment leasing businesses to General Electric Capital Corporation ("GE Capital"). In accordance with the FASB's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" ("SFAS No. 121"), the Company recorded a pre-tax charge of $250 million in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. On April 24, 2002, the Company and GE Capital completed a first closing on the sale of approximately $794 million of assets, or approximately 81% of the Company's Electronics and Laboratory and Scientific net leased assets at March 31, 2002. The Company received approximately $548 million for the sale of these assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, the Company and GE Capital completed a second closing on the sale of Electronics and Laboratory and Scientific assets, for which the Company received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. The purchase price for both closings is subject to adjustment based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of that review. Certain assets were not purchased by GE Capital due to documentation, credit or other issues. The Company, through its CAM group, continues to manage the sale or run-off of those assets.

         On February 5, 2002 the Company announced the completion of the bankruptcy court supervised sales evaluation process for its leasing businesses. During the court-supervised bidding process concluded in early January 2002, the Company received bids for certain of its leasing business units (North American Information Technology ("IT") Leasing, Telecommunications, Healthcare, Electronics and Laboratory and Scientific).

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

         On April 18, 2002, the court approved the sale of the Company's Healthcare leasing assets to GE Capital. In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $15 million in the second quarter of fiscal 2002 to reduce cost in excess of fair value (primarily related to the write-down of deferred assets) to reflect the difference between carrying value and estimated proceeds from the sale. On May 31, 2002, the Company and GE Capital completed a first closing on the sale of the Healthcare assets. The Company received approximately $117 million for the sale of these assets, including the assumption of approximately $46 million of related secured debt and other liabilities. On June 30, 2002, the Company and GE Capital completed a second closing on the sale of Healthcare assets for which the Company received an additional $20 million, including the assumption of approximately $5 million of related secured debt and other liabilities. The purchase price for both closings is subject to adjustment based upon the completion of a post-closing review of the purchase price calculations. A portion of the purchase price was held back at each closing pending the resolution of that review. Certain Healthcare assets were not purchased by GE Capital due to documentation, credit, or other issues. The Company, through its CAM group, continues to manage the sale or run-off of those assets.

         International Leasing

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

         On October 18, 2002, the Company announced that it, along with Comdisco Global Holdings Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the leasing assets closed on December 23, 2002 and proceeds in the amount of approximately (euro) 69 million were received. The sale was effective as of August 31, 2002. These proceeds were converted into $70 million and repatriated by the Company. In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $35 million in the fourth quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. For financial reporting purposes, the assets of the French operations are included in the balance sheet as assets of discontinued operations and in the statement of earnings as discontinued operations.

         The Company also has sold substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to purchase most of the assets in Australia and New Zealand in a series of closings. On June 28, 2002, the Company and Allco completed the first closing on the sale of leased assets in Australia and New Zealand. Comdisco, Inc. received approximately $8 million for the sale of these assets. Comdisco, Inc. has received $24 million for the assets sold through November 2002 and the final closing is expected to occur during the second fiscal quarter of 2003. In accordance with SFAS No. 121, the Company recorded pre-tax charges of $6 million in the third quarter of fiscal 2002 and $2 million in the one month ended July 31, 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. For financial reporting purposes, the assets of the Australia and New Zealand operations are included in the balance sheet as assets of discontinued operations and in the statement of earnings (loss) as discontinued operations.

         Each of the aforementioned transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm.

         Services

         On November 15, 2001, the Company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels). At closing, $45 million of the purchase price was put into escrow to satisfy any post-closing indemnity claims and $15 million was put into escrow to satisfy any closing date working capital shortfalls. Of the $45 million put into escrow, the Company has received approximately $43 million and approximately $2 million continues to be held in escrow pending resolution of disputed matters. During the second quarter of fiscal 2002, the Company returned the entire $15 million working capital escrow to SunGard to settle all outstanding working capital adjustment issues. The terms of the sale were arrived at pursuant to the auction process approved by the bankruptcy court. The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP services business. The Company has exited the Availability Solutions businesses in Germany and Spain.

         The Company announced on February 5, 2002 that it had executed an agreement for the sale of substantially all of its North American IT CAP Services contracts to T-Systems Inc. ("T-Systems") for approximately $7 million, plus consideration for future business with those accounts. The sale was approved by the bankruptcy court on February 14, 2002 and closed on February 28, 2002. During the second quarter of fiscal 2002, the Company recorded a $3 million pre-tax loss on the sale to T-Systems.

5.       Reorganization Items

         Expenses and income of the Predecessor company directly incurred or realized as a result of the Chapter 11 cases have been segregated from the normal operations and are disclosed separately. The major components for three months ended December 31, 2001 are as follows (in millions):

PREDECESSOR
                                                      2001
                                                  -------------
Estimated loss on sale of leased assets            $     250
Professional fees                                         14
DIP facility fees                                          8
Interest income                                           (5)
                                                  -------------
Total reorganization items                         $     267
                                                  =============

         Professional fees relate to legal, investment advisory and other professional services. DIP facility fees relate to the write-off of previously capitalized arrangement and structuring fees the Company incurred in connection with the Debtor-In-Possession (DIP) facility (see Note 6 of Notes to Consolidated Financial Statements). Interest income includes interest earned on the Company's unrestricted cash balance that would not have been earned if the Company had not filed for Chapter 11 protection.

6.       Interest-Bearing Liabilities

         In connection with the Filing, the Company obtained a two-year, $450 million senior secured Debtor-In-Possession financing facility ("DIP facility"). During the second quarter of fiscal 2002, the Company terminated the DIP facility, without ever drawing down upon it.

         In connection with the DIP facility, the Company paid an arrangement and structuring fee of $9 million or 2% of the credit line. The Company was also required to pay a 50 basis point annual unused line fee and annual administration and collateral monitoring fees, as defined in the agreement. The unamortized fee balance as of September 30, 2001 was expensed in the first quarter of fiscal 2002 (see Note 5 of Notes to Consolidated Financial Statements).

         Upon emergence, the Company's general unsecured creditors received, and the Disputed Claims Reserve was funded with, their pro-rata share of an initial cash distribution of approximately $2.2 billion. In addition, general unsecured claim holders received, and the Disputed Claims Reserve was funded with, their pro-rata share of two separate note issuances: the Senior Notes in aggregate principal amount of $400 million with an interest rate of three month LIBOR plus 3% and the Subordinated Notes in aggregate principal amount of $650 million with an interest rate of 11%. General unsecured claimholders also received, and the Disputed Claims Reserve also was funded with, their pro rata share of 100% of the Common Stock of the reorganized Company.

         On October 21, 2002, the Company redeemed the entire $400 million outstanding principal amount of its Senior Notes. The Senior Notes were redeemed at 100% of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. Following the redemption of the Senior Notes, the Company was required to make cash interest payments on the Subordinated Notes. The terms of the Subordinated Notes provided for the interest to be paid-in-kind through the issuance of additional Subordinated Notes while the Senior Notes were outstanding. The initial interest payment date for the Subordinated Notes was December 31, 2002 and, because the Senior Notes were no longer outstanding, the interest payment was paid in cash on such date to registered holders of the Subordinated Notes at the close of business on December 15, 2002.

         On November 14, 2002, pursuant to its obligations under the Subordinated Notes, the Company made a mandatory partial redemption of $65 million of the outstanding principal amount of its Subordinated Notes. On December 23, 2002, the Company made an optional partial redemption of $200 million principal amount of its Subordinated Notes. On December 31, 2002, the Company made an approximately $16 million interest payment with respect to the Subordinated Notes. On January 9, 2003, the Company made an optional partial redemption of $100 million principal amount of its Subordinated Notes. On February 10, 2003, the Company made an optional partial redemption of $50 million principal amount of its Subordinated Notes. The total outstanding principal amount of the Subordinated Notes subsequent to the February 10, 2003 redemption is $235 million. Each of these partial redemptions of the Subordinated Notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date. On February 14, 2003, the Company announced that an optional partial redemption of $75 million principal amount of its Subordinated Notes is scheduled to occur on March 3, 2003.

         The average daily borrowings outstanding during the three months ended December 31, 2002 were approximately $952 million, with a related contractual weighted average interest rate of 8.84%. This compares to average daily borrowings during the three months ended December 31, 2001 of approximately $4.9 billion, with a contractual related weighted average interest rate of 6.66%. A significant portion of the contractual interest for the three months ended December 31, 2001 was not paid due to the Company's bankruptcy proceedings.

         The Company has issued contractual letters of credit totaling $3 million at December 31, 2002 to landlords of the Company's customers, principally Ventures' customers, for the guarantee of their office space leases in the event of default by the Company's customer. The Company believes that $3 million, which is held in restricted cash, is the maximum potential amount of undiscounted future payments for which the Company would be required to remit under these guarantees. No liability has been recorded for these letters of credit as of December 31, 2002 as the Company believes it is not probable that it will have to perform under these guarantees. For the letters of credit, if drawn upon, no significant recovery from the defaulting customer would be expected.

7.       Receivables

         Receivables include the following as of December 31, 2002 and September 30, 2002 (in millions):

                                        December 31,         September 30,
                                           2002                  2002
                                     -----------------     -----------------

Notes                                 $            74       $           118
Accounts                                          117                   140
Other                                              68                    83
                                     -----------------     -----------------
Total receivables                                 259                   341
Allowance for credit losses                      (181)                 (214)
                                     -----------------     -----------------
Total                                 $            78       $           127
                                     =================     =================


         Notes

         The Company provided loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The Company's loans were generally structured as equipment loans or subordinated loans. Substantially all of the loans were made by Ventures.

         At December 31, 2002 and September 30, 2002, Ventures had notes receivable of approximately $72 million and $117 million, respectively. As part of a Ventures note transaction, the Company received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.

         Accounts

         Accounts receivable represent lease rentals, notes receivable and equipment sales proceeds due but unpaid as of the balance sheet date.

         Other

         This amount is primarily comprised of the portions of the purchase price of leased assets acquired by GE Capital which were held back at each closing pending resolution of a post-closing review (see Note 4 of Notes to Consolidated Financial Statements.)

         Allowance

         The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts, including estimated losses on future non-cancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

         Changes in the allowance for credit losses for the three months ended December 31, 2002 and 2001 were as follows (in millions):

                                              Consolidated                        Ventures
                                    -------------------------------    --------------------------------
                                       SUCCESSOR  |   PREDECESSOR         SUCCESSOR   |    PREDECESSOR
                                     December 31, |   December 31,       December 31, |   December 31,
                                         2002     |       2001               2002     |       2001
                                    ------------- | ---------------    -------------- |  --------------
Balance at beginning of period        $     214   |  $       302               110    |    $    202
Provision for credit losses                  (5)  |           50                (7)   |          45
Net credit losses                           (28)  |  $       (86)              (21)   |         (72)
                                    ------------- | ---------------    -------------- |  -------------
Balance at end of period              $     181   |  $       266          $     82    |    $    175
                                    ============= | ===============    ============== |  =============


8.       Equity Securities

         The Company provided financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments were made by the Company's Ventures group. For equity investments which are non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Impairments in equity securities totaled $7 million and $21 million during the three months ended December 31, 2002 and 2001, respectively.

         Ventures publicly traded security holdings were as follows (in millions):

                                           Gross         Gross
                                         unrealized    unrealized    Market
                                Cost       gains         losses       value
                              --------  -----------   -----------   ---------

December 31, 2002             $    -    $       -       $    -      $     -
September 30, 2002            $    1    $       -       $    -      $     1

         Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). There were no net or gross realized gains or losses in either the three months ended December 31, 2002 or December 31, 2001. Net realized gains would be included in other revenue in the consolidated statements of earnings (loss).

         The Company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. There were no warrant gains in either the three months ended December 31, 2002 or December 31, 2001. These amounts would be included in other revenue in the consolidated statements of earnings
(loss).

9.       Stockholders' Equity

         The Predecessor company's common stock was cancelled on August 12, 2002. The Predecessor company's common shareholders are entitled to distributions of Contingent Distribution Rights under the Plan. In order to be eligible to receive any distribution of Contingent Distribution Rights, those former common shareholders must properly complete a transmittal form and surrender all of their shares of the Predecessor company's common stock to Mellon Investors Services LLC prior to August 12, 2003.

         Any payments to Contingent Distribution Right holders will be based upon the present value of distributions to creditors as a percentage of Class C-4 Claims in accordance with the Contingent Distribution Rights Agreement. The Company has estimated the liability for Contingent Distribution Rights to be $16 million at December 31, 2002.


         Total comprehensive income (loss) consists of the following (in millions):

                                                       SUCCESSOR           PREDECESSOR
                                                              Three Months
                                                             Ended December 31,
                                                      -------------------------------
                                                          2002             2001
                                                      ------------- |   -------------
                                                                    |
Foreign currency translation adjustments,              $       19   |   $     (6)
   net of taxes of $0                                               |
                                                                    |
Unrealized gains (losses) on derivative instruments             -   |         (2)
                                                                    |
Unrealized gains (losses) on securities:                            |
  Unrealized holding gains (losses) arising                         |
   during the period                                            -   |         13
  Reclassification adjustment for gains                             |
   included in earnings before                                      |
   income taxes (benefit)                                       -   |          -
                                                      ------------- |   -------------
Net unrealized gains (losses), before                               |
   income taxes (benefit)                                       -   |         13
Income taxes (benefit)                                          -   |          5
                                                      ------------- |   -------------
Net unrealized gains (losses)                                   -   |          8
                                                      ------------- |   -------------
Other comprehensive income (loss)                              19   |          -
Net earnings (loss)                                             9   |        (12)
                                                      ------------- |   -------------
Total comprehensive income (loss)                      $       28   |    $   (12)
                                                      ============= |   =============



         Accumulated other comprehensive income presented below and in the accompanying balance sheets consists of the following (in millions):

                                                            Unrealized
                                            Foreign           Gain on         Unrealized         Accumulated
                                            Currency         Available-        Gain on              Other
                                          Translation         for-Sale        Derivative        Comprehensive
                                           Adjustment        Securities      Instruments            Income

Balance at September 30, 2002             $       4          $     -         $        -          $       4
Current period change                            19                -                  -                 19
                                         -------------     ------------      ------------       -------------
Balance at December 31, 2002              $      23          $     -         $        -          $      23
                                         =============     ============      ============       =============



10.      Financial Information by Business Segment and Geographic Area

         Following the Company's emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four reportable business groups. These business groups are: (i) US Leasing, which includes leasing operations in the US and Canada and is managed by Comdisco, Inc.; (ii) European IT Leasing, which is managed by Comdisco Global Holdings Company, Inc.; (iii) Ventures, which is managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management, or CAM, group. The Company's CAM group is responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff.

         The Company evaluates the performance of its operating segments based on cash flow from operations and on earnings (loss) before income taxes. Intersegment sales are not significant and all intersegment balances have been eliminated in the summarized financial information presented below. The information for 2001 has been restated from the prior year's presentation in order to conform to the 2002 presentation. Cash flow from operations for 2001 are not available.

         The following table presents cash flow from operations (in millions):

                                     SUCCESSOR
                                    Three months
                                       ended
                                 December 31, 2002
                                 -------------------

US Leasing                        $          209
European IT Leasing                           60
CAM group                                     (4)
Ventures                                      85
Discontinued Operations                       82
                                 -------------------
Total                             $          432
                                 ===================



         The following table presents segment revenues and earnings (loss) before income taxes (in millions):

                                        SUCCESSOR             PREDECESSOR
                                     -----------------     -----------------
                                                 Three Months Ended
                                                    December 31,
                                           2002         |           2001
                                     -----------------  |  -----------------
REVENUES:                                               |
US Leasing                            $        68       |    $       115
European IT Leasing                            47       |             61
CAM group                                      24       |            199
Ventures                                       48       |             79
                                     -----------------  |  -----------------
Total                                 $       187       |    $       454
                                     =================  |  =================
                                                        |
SEGMENT EARNINGS (LOSS):                                |
US Leasing                            $         8       |    $         2
European IT Leasing                             3       |              8
CAM group                                       2       |           (230)
Ventures                                       (3)      |            (69)
                                     -----------------  |  -----------------
Total                                 $        10       |    $      (289)
                                     =================  |  =================



         The following table presents revenue by geographic location based on the location of the Company's local offices (in millions):

                                 SUCCESSOR             PREDECESSOR
                             ------------------     -----------------
                                     For the Three Months Ended
                                            December 31,
                                   2002                   2001
                             ------------------  |  -----------------
                                                 |
North America                   $ 130            |     $     305
                                                 |
Europe                             57            |            78
                                                 |
Pacific Rim                        -             |            71
                             ------------------  | -------------------
Total                           $ 187            |     $     454
                             ==================  | ===================


         The following table presents total assets by geographic location based on the location of the Company's local offices (in millions):

                                December 31,           September 30,
                                    2002                   2002
                              ------------------     ------------------

North America                   $     813                $    1,474

Europe                                682                       815

Pacific Rim                            47                        52
                              ------------------     ------------------
Total                           $   1,542                $    2,341
                              ==================     ==================


         The following table presents total assets for each of the Company's reportable segments (in millions):

                                December 31,           September 30,
                                    2002                   2002
                              ------------------     ------------------

US Leasing                      $     383                $      549

European IT Leasing                   628                       616

CAM group                             354                       807

Ventures                              161                       241

Assets of discontinued
   operations held for sale            16                       128
                              ------------------     ------------------
Total                           $   1,542                $    2,341
                              ==================     ==================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

         Overview

         On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries voluntarily filed for bankruptcy. Prior to bankruptcy, the Company provided technology services including leasing to customers worldwide, offered leasing to key vertical industries and, through its venture financing group, provided equipment leasing and other financing and services to venture capital-backed companies. Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc. In addition, the Company's operations were reorganized into four reportable groups of business:
US Leasing; European IT Leasing; the Corporate Asset Management, or CAM, group; and Ventures.

         Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. The Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets.

         All funds generated from the Company's remaining asset portfolios in excess of defined cash reserves and operating expenses is required by the Plan to be used to satisfy creditors of the Company and, if available after the redemption of all debt with respect to the Senior Notes and Subordinated Notes, pay dividends on the Company's Common Stock and, if applicable, make distributions with respect to the Contingent Distribution Rights in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

         The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and run-off of its remaining assets, including the sale of one or more of its leasing asset portfolios. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash and made distributions of all available cash to its Common Stock and Contingent Distribution Rights holders in the manner and priorities set forth in the Plan. At that point, it is expected that the Company will cease operations as a going concern and that no further distributions will be made.

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

         The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR No. 60") which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

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

     o Residual Value of Rental Equipment: Direct financing and sale-type leased assets consist of the present value of the future minimum lease payments plus the present value of the residual (collectively referred to as the "Net Investment"). Residual is the estimated fair market value of the equipment on lease at lease termination. Revenue on operating leases consists of the contractual lease payments which is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment. Depreciation is recognized on a straight-line basis over the lease term to the Company's estimate of the equipment's fair market value at lease termination, commonly referred to as "residual value." In estimating the equipment's fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the amounts assumed in determining the fair market value of the equipment at lease termination and the ultimate gain or loss on disposition of assets.

         The above listing is not intended to be a comprehensive list of all the Company's accounting policies. Please refer to the Company's consolidated financial statements and notes thereto which contain the Company's significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

         Basis of Presentation

         The Company and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois on July 16, 2001. Prior to emerging from Chapter 11 on August 12, 2002, Comdisco, Inc. operated its business as a debtor-in-possession subject to the jurisdiction of the United States Bankruptcy Court. The reorganized Company adopted fresh-start reporting and gave effect to its emergence as of July 31, 2002 for financial reporting purposes.

         Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of December 31, 2002 and September 30, 2002, the consolidated balances as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

Recent Developments

         On October 18, 2002, the Company announced that it had sold its Swiss and Austrian-based operations. These transactions closed on October 10, 2002 and August 14, 2002, respectively. During July 2002, the Company recorded a $1 million pre-tax loss on the sale of its Swiss and Austrian-based operations.

         On December 23, 2002, the Company completed the sale of its French operations, Comdisco France SA and Promodata SNC, to Belgium-based computer services provider, Econocom Group and the Company received approximately $70 million from such sale. The sale was effective as of August 31, 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during July 2002, the Company recorded a pre-tax charge of $35 million to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

         The Company also has sold substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to purchase most of the assets in Australia and New Zealand in a series of closings. On June 28, 2002, the Company and Allco completed the first closing on the sale of leased assets in Australia and New Zealand. Comdisco, Inc. received approximately $8 million for the sale of these assets. Comdisco, Inc. has received $24 million for the assets sold through November 2002 and the final closing is expected to occur during the second fiscal quarter of 2003. In accordance with SFAS No. 121, the Company recorded pre-tax charges of $6 million in the third quarter of fiscal 2002 and $2 million in the one month ended July 31, 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

         On October 21, 2002, the Company voluntarily redeemed the entire $400 million outstanding principal amount of its Senior Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On November 14, 2002, pursuant to its obligations under the Subordinated Notes, the Company made a mandatory partial redemption of $65 million of the outstanding principal amount of its Subordinated Notes. On December 23, 2002, the Company made an optional partial redemption of $200 million principal amount of its Subordinated Notes. On December 31, 2002, the Company made an approximately $16 million interest payment with respect to the Subordinated Notes. On January 9, 2003, the Company made an optional partial redemption of $100 million principal amount of its Subordinated Notes. On February 10, 2003, the Company made an optional partial redemption of $50 million principal amount of its Subordinated Notes. The total outstanding principal amount of the Subordinated Notes subsequent to the February 10, 2003 redemption is $235 million. Each of these partial redemptions of the Subordinated Notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date. On February 14, 2003, the Company announced that an optional partial redemption of $75 million principal amount of its Subordinated Notes is scheduled to occur on March 3, 2003.

Results of Operations

         Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2002 consolidated financial statements. As a result of the reorganization, the recording of the restructuring transactions, the asset disposition transactions and the implementation of fresh-start reporting pursuant to SOP 90-7, the Company's results of operations for the three months ended December 31, 2002 are not comparable to the results of operations for the three months ended December 31, 2001. The information in this section should be read in conjunction with the consolidated financial statements and the related notes thereto.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

         Total Revenue

         Total revenue decreased 58 percent to $187 million for the three months ended December 31, 2002 from $454 million for the three months ended December 31, 2001. The decrease is due to lower revenues from all of the Company's operations. During the three months ended December 31, 2001 and 2002, the Company's operations were limited by the Company's financial constraints and the related impact on new business volume and remarketing, general economic conditions, anticipated asset sales and actual lease portfolio sales, significant reductions in personnel and the impact of the filing on the business. See the Risk Factor entitled "Uncertainties Relating to the Bankruptcy Plan" in this Item 2, below, for more information. Additional revenue information for each of the Company's current four business segments, US Leasing, European IT Leasing, Ventures and CAM group, is set forth below.

                  Total Leasing Revenue

         Total leasing revenue decreased 64 percent to $118 million for the three months ended December 31, 2002 from $323 million for the three months ended December 31, 2001. The decrease in total leasing revenue is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the emphasis by the Company on sales rather than the extension of existing leases. Total leasing revenue from the Company's US Leasing operations decreased 57 percent to $37 million for the three months ended December 31, 2002. Total leasing revenue from the Company's European IT Leasing operations decreased 33 percent to $31 million for the three months ended December 31, 2002. Ventures total leasing revenue decreased 40 percent to $40 million for the three months ended December 31, 2002. Total leasing revenue from the Company's CAM group decreased 92 percent to $10 million for the three months ended December 31, 2002. The decrease in total leasing revenue from the Company's CAM group is primarily due to the leased asset sales to GE Capital and other organizations discussed in Note 4 of Notes to Consolidated Financial Statements.

                  Sales Revenue

         The Company generates sales from two sources: (a) the sale of used equipment from its inventory; and (b) the sale of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Given the Company's limited business purpose, it is focused on completing these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales decreased 44 percent to $53 million for the three months ended December 31, 2002 from $95 million for the three months ended December 31, 2001. This decrease is due primarily to the declining lease base and the completion of a sale to a single customer in the CAM group which generated $38 million of sales revenue during the three months ended December 31, 2001. US Leasing sales revenue increased 11 percent to $31 million for the three months ended December 31, 2002. European IT Leasing sales revenue increased 175 percent to $11 million for the three months ended December 31, 2002. Ventures sales revenue increased 33 percent to $4 million for the three months ended December 31, 2002. CAM group sales revenue decreased 88 percent to $7 million for the three months ended December 31, 2002.

                  Technology Services Revenue

         Revenue from technology services decreased 57 percent to $10 million for the three months ended December 31, 2002 from $23 million for the three months ended December 31, 2001. The decrease is primarily the result of the sale of the North American portion of the IT CAP Services business in February 2002.

         Other Revenue

         Other revenue decreased 54 percent to $6 million for the three months ended December 31, 2002 from $13 million for the three months ended December 31, 2001. Interest income on notes decreased 55 percent to $4 million compared for the three months ended December 31, 2002 from $9 million for the three months ended December 31, 2001. The components of other revenue were as follows (in millions):

                                       SUCCESSOR              PREDECESSOR
                                           For the three months ended
                                                  December 31,
                                         2002                    2001
                                   ------------------ | -----------------
 Ventures:                                            |
                                                      |
  Sale of equity holdings             $      -        |    $     -
  Interest income on notes                   4        |          9
                                   ------------------ | -----------------
    Total                                    4        |          9
Other reportable segments:                            |
  Investment income                          1        |          -
  Other                                      1        |          4
                                   ------------------ | -----------------
    Total                                    2        |          4
                                   ------------------ | -----------------
Total other revenue                   $      6        |    $    13
                                   ================== | =================


         Total Costs and Expenses

         Total operating costs and expenses decreased 76 percent to $177 million for the three months ended December 31, 2002 from $743 million for the three months ended December 31, 2001. In the three months ended December 31, 2001, the Company recorded $267 million of reorganization items, including the $250 million of pre-tax charges for the sales of electronics, laboratory and scientific leased asset portfolios discussed in Note 4 of Notes to Consolidated Financial Statements. Additional cost and expense information for each of the Company's current business segments is set forth below.

                  Total Leasing Costs and Expenses

         Total leasing costs and expenses decreased 63 percent to $85 million for the three months ended December 31, 2002 from $231 million for the three months ended December 31, 2001. The decrease in total leasing costs and expenses is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the emphasis by the Company on sales rather than the extension of existing leases. Total leasing costs and expenses from the Company's US Leasing operations decreased 75 percent to $13 million for the three months ended December 31, 2002. Total leasing costs and expenses from the Company's European IT Leasing operations decreased 30 percent to $26 million for the three months ended December 31, 2002. Ventures total leasing costs and expenses decreased 30 percent to $38 million for the three months ended December 31, 2002. Total leasing costs and expenses from the Company's CAM group decreased 90 percent to $8 million for the three months ended December 31, 2002. The decrease in total leasing costs and expenses from the Company's CAM group is primarily due to the leased asset sales to GE Capital and other organizations discussed in Note 4 of Notes to Consolidated Financial Statements.

                  Sales Costs and Expenses

         Sales costs and expenses decreased 60 percent to $33 million for the three months ended December 31, 2002 from $82 million for the three months ended December 31, 2001. The decrease in the three months ended December 31, 2002 compared to the three months ended December 31, 2001 reflects continued reductions in assets available for sale, while margins have improved due to the Company's focus on sales transactions. US Leasing sales costs and expenses decreased 18 percent to $18 million for the three months ended December 31, 2002. Margins on those sales were 42 percent and 21 percent in the three months ended December 31, 2002 and 2001, respectively. European IT Leasing sales costs and expenses increased 133 percent to $7 million for the three months ended December 31, 2002. Ventures sales costs and expenses were zero for the three months ended December 31, 2002 compared to $2 million for the three months ended December 31, 2001. CAM group sales costs and expenses decreased 85 percent to $8 million for the three months ended December 31, 2002. CAM group sales in the current quarter are primarily electronics equipment remarketed from inventory.

                  Technology Services Costs and Expenses

         Technology services costs and expenses decreased 53 percent to $7 million for the three months ended December 31, 2002 from $15 million for the three months ended December 31, 2001. The decrease is primarily the result of the sale of the North American portion of the IT CAP Services business in February 2002.

                  Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 51 percent to $29 million for the three months ended December 31, 2002 from $59 million for the three months ended December 31, 2001. The following table summarizes selling, general and administrative expenses (in millions):

                                       SUCCESSOR         PREDECESSOR
                                           For the three months ended
                                                  December 31,
                                         2002               2001
                                   ----------------- | ----------------
                                                     |
Incentive compensation                $     11       |    $  13
Other compensation and benefits             10       |       25
Outside professional services               12       |        8
Foreign exchange gain                      (12)      |        -
Other expenses                               8       |       13
                                    ---------------- | -----------------
                                      $     29       |    $  59
                                    ================ | =================

         The decreases in compensation and benefits in the current year compared to the year earlier period reflect the continued reduction in personnel. As of July 16, 2001, the date the Company filed bankruptcy, the Company had approximately 2,100 domestic employees. As of the date of emergence from bankruptcy, the Company had approximately 400 domestic employees. As of December 31, 2002, the Company had approximately 325 domestic employees. Included in other expenses for the three months ended December 31, 2002 is $6 million related to the increase in the estimated liability for Contingent Distribution Rights as of December 31, 2002. The liability increased primarily due to the distributions on February 14, 2003 and the increase in shareholders' equity for the three months ended December 31, 2002.

         Write-down of Equity Securities

         The charge for write-down of equity securities decreased 66 percent to $7 million for the three months ended December 31, 2002 from $21 million for the three months ended December 31, 2001. The decrease reflects the overall reduction in the carrying value of the Company's equity securities.

         Bad Debt Expense

         Bad debt expense decreased 110 percent to $(5) million for the three months ended December 31, 2002 from $50 million for the three months ended December 31, 2001 primarily due to management's reassessment of the reserves necessary for the Company's Ventures portfolio.

         Interest Expense

         Interest expense increased 17 percent to $21 million for the three months ended December 31, 2002 from $18 million for the three months ended December 31, 2001. Effective August 12, 2002, the Company, along with its direct wholly-owned subsidiary, Comdisco, Inc., co-issued the Senior Notes in the aggregate principal amount of $400 million and the Subordinated Notes in the aggregate principal amount of $650 million.

         As of July 16, 2001, the Company ceased accruing interest on the unsecured debt obligations of the Debtors. Contractual interest on all obligations for the three months ended December 31, 2001 was $60 million in excess of recorded interest expense included in the accompanying financial statements.

         Reorganization Items

         Charges for reorganization items were $267 million for the three months ended December 31, 2001. See Note 5 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the $250 million of pre-tax charges for the sales of electronics, laboratory and scientific leased asset portfolios.

         Net Earnings (Loss) from Continuing Operations

         Net earnings from continuing operations were $9 million in the three months ended December 31, 2002, or $2.04 per common share, compared to a net loss of $218 million, or $1.45 per share in the three months ended December 31, 2001. The net loss from continuing operations in the three months ended December 31, 2001 is primarily the result of losses on asset sales during the quarter, (see Note 4 of Notes to Consolidated Financial Statements).

         Discontinued operations

         Net earnings from discontinued operations were $197 thousand for the three months ended December 31, 2002 compared to net earnings from discontinued operations of $206 million for the three months ended December 31, 2001.

     o International Leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The results of operations of these European subsidiaries as well as the Company's Australian and New Zealand operations ("International Leasing") have been classified as discontinued operations and prior year periods have been restated. Revenue from discontinued International Leasing was immaterial during the three months ended December 31, 2002 compared to $42 million during the three months ended December 31, 2001. Costs and expenses for these operations were immaterial during the three months ended December 31, 2002 compared to $39 million during the three months ended December 31, 2001. The decrease in both revenues and costs in the current year period compared to the prior year period is a result of the sale. Net earnings for International Leasing was $2 million during the three months ended December 31, 2001.

     o Availability Solutions: On November 15, 2001, the Company completed the sale of its availability solutions business to SunGard. The results of operations of availability solutions have been classified as discontinued operations and prior periods have been restated. Revenue from availability solutions was $67 million for the three months ended December 31, 2001. Availability solutions costs were $59 million for the three months ended December 31, 2001.

          Net earnings of the availability solutions business were $204 million for the three months ended December 31, 2001. Approximately $199 million of the net earnings within discontinued operations for the three months ended December 31, 2001 relates to the gain on the sale of the availability solutions business.

          The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the Company's intention to exit the availability solutions businesses of Germany and Spain
          (including the possible sale of assets in either or both countries), the Company has also accounted for these businesses as discontinued operations. Revenue and expenses for the Company's operations in Germany and Spain for the three months ended December 31, 2002 and 2001 were immaterial.

          Net Earnings (Loss)

          Net earnings for the three months ended December 31, 2002 were $9 million compared to a net loss of $12 million for the three months ended December 31, 2001.

Financial Condition

         On September 30, 2002, in accordance with the Plan, the Company made an initial distribution to the holders of certain Allowed Claims (as defined in the Plan) against the Comdisco, Inc. bankruptcy estate. As part of that initial distribution, the Company, along with its direct wholly-owned subsidiary, Comdisco, Inc., co-issued the Senior Notes in aggregate principal amount of $400 million and the Subordinated Notes in aggregate principal amount of $650 million.

         The Senior Notes were issued pursuant to an indenture dated as of August 12, 2002 and amended as of October 7, 2002 (the "Senior Note Indenture"). Similarly, the Subordinated Notes were issued pursuant to an indenture dated as of August 12, 2002 and amended as of October 7, 2002 (the "Subordinated Note Indenture"). On October 21, 2002, the Company voluntarily redeemed the entire $400 million outstanding principal amount of its Senior Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On November 14, 2002, pursuant to its obligations under the Subordinated Notes, the Company made a mandatory partial redemption of $65 million of the outstanding principal amount of its Subordinated Notes. On December 23, 2002, the Company made an optional partial redemption of $200 million principal amount of its Subordinated Notes. On December 31, 2002, the Company made an approximately $16 million interest payment with respect to the Subordinated Notes. On January 9, 2003, the Company made an optional partial redemption of $100 million principal amount of its Subordinated Notes. On February 10, 2003, the Company made an optional partial redemption of $50 million principal amount of its Subordinated Notes. The total outstanding principal amount of the Subordinated Notes subsequent to the February 10, 2003 redemption is $235 million. Each of these partial redemptions of the Subordinated Notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date. On February 14, 2003, the Company announced that an optional partial redemption of $75 million principal amount of its Subordinated Notes is scheduled to occur on March 3, 2003.

         The Company's obligations with respect to payment of interest and principal under the Subordinated Notes have been secured by a first-priority security interest in all the capital stock of Comdisco Global Holding Company, Inc., Comdisco, Inc., Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc. and certain other property that may be acquired by the Company in the future. Because the Company's investments in its subsidiaries are pledged to secure the obligations under the Subordinated Notes, Comdisco Holding's ability to obtain additional or alternate financing is severely restricted. Accordingly, the Company must rely on cash generated from the orderly sale and run-off of its assets to meet its liquidity needs.

         Permitted uses of cash are specified in the Subordinated Note Indenture and the Plan. Generally, the Company is permitted to use cash only to fund its operating reserve, pay operating expenses, and make certain payments under its management incentive plan and stay-bonus plan. All cash in excess of amounts necessary to satisfy those obligations must be used to redeem Subordinated Notes in accordance with the Subordinated Note Indenture. The Company is not permitted to make distributions with respect to its Common Stock or Contingent Distribution Rights until all debt evidenced by the Subordinated Notes is extinguished.

         The Company continually evaluates opportunities for the orderly sale and run-off of its remaining assets, including the sale of one or more of its leasing asset portfolios. Comdisco, Inc.'s bankruptcy filing and the potential sale of some or all of these businesses created uncertainty that had an adverse impact on the Company's business, ability to obtain credit, customer's confidence, its ability to retain employees and employees' performance in future periods. The Company believes this uncertainty negatively impacted the Company's financial results for the three months ended December 31, 2002. Furthermore, and in addition to the uncertainty created by the Company's limited business purpose, this uncertainty will continue to have an impact on the Company's operations and its ability to implement the Plan. See Risk Factors below for additional risks associated with the bankruptcy filing and the Company's future results of operations.

         At December 31, 2002, the Company had unrestricted cash and cash equivalents of approximately $223 million, a decrease of approximately $342 million compared to September 30, 2002. Net cash provided by operating activities for the three months ended December 31, 2002 was $432 million. Net cash used in investing activities was $20 million for the three months ended December 31, 2002.

         The Company's operating activities during the three months ended December 31, 2002, including capital expenditures, were funded primarily by cash flows from operations (primarily lease receipts), including the realization of residual values through remarketing activities. The Company's liquidity has typically been augmented by the realization of cash from the remarketing of leased equipment. Liquidity from remarketing during the three months ended December 31, 2002 decreased compared to the year earlier period and this trend is expected to continue as the Company's asset base decreases and is reduced to cash. See the risk factor entitled "Remarketing Results Are Uncertain" in Risk Factors Relating to the Company, below, for information regarding remarketing.

         The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of February 11, 2003, the Company's unrestricted cash balances exceeded $100 million. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operating expenses, interest payments and debt obligations for the foreseeable future.

         The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the Company to implement its reorganization Plan, timely payment by its customers, global economic conditions and controlling operating costs and expenses.

Contingent Distribution Rights

         As previously discussed, all shares of the Predecessor company's common stock were cancelled on August 12, 2002. Holders of the Predecessor company's common stock meeting certain requirements may exchange their shares for Contingent Distribution Rights. More information on the Contingent Distribution Rights can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the Securities and Exchange Commission.

         Pursuant to the terms of the Contingent Distribution Rights distributed in accordance with the Plan, the Company agreed to provide information regarding the present value of distributions to holders of allowed Class C-4 Claims in its annual and quarterly reports. As the present value of distributions to those creditors reaches certain levels of recovery established pursuant to the Plan, the holders of the Contingent Distribution Rights are entitled to share in distributions made by the Company on the terms set forth in the Plan and further clarified in the Contingent Distribution Rights Agreement. As of February 14, 2003, and after giving effect to the cash portion (approximately $56 million) of the distributions under the Plan that were made on such date, the present value of the distributions to creditors holding Class C-4 Claims that have been allowed was approximately $2.754 billion and the aggregate amount of Class C-4 Claims that have been allowed was approximately $3.657 billion. Accordingly, the percentage recovery of creditors holding Class C-4 Claims that have been allowed is approximately 75 percent through February 14, 2003. The present value of distributions to creditors includes the present value of each of the following, after deducting amounts contributed to the Disputed Claims Reserve:

     o the cash portion (approximately $2.2 billion) of the initial distribution on September 30, 2002;

     o the optional redemption of the entire $400 million principal amount of Senior Notes (plus accrued interest) on October 21, 2002;

     o the mandatory partial redemption of $65 million principal amount of Subordinated Notes (plus accrued interest) on November 14, 2002;

     o the optional partial redemption of $200 million principal amount of Subordinated Notes (plus accrued interest) on December 23, 2002;

     o the approximately $16 million interest payment with respect to the Subordinated Notes on December 31, 2002;

     o the optional partial redemption of $100 million principal amount of Subordinated Notes (plus accrued interest) on January 9, 2003;

     o the optional partial redemption of $50 million principal amount of Subordinated Notes (plus accrued interest) on February 10, 2003;

     o the cash portion (approximately $22 million) paid on February 14, 2003 to newly-allowed Class C-4 Claims in the face amount of approximately $29 million that received a distribution from the Disputed Claims Reserve; and

     o the cash portion (approximately $34 million) of the supplemental distribution made on February 14, 2003 to creditors holding Class C-4 Claims that have been allowed as of that date.

         Cash contributed to the Disputed Claims Reserve through February 14, 2003 in respect of claims that have not been allowed or otherwise resolved totaled approximately $288 million. Claims remaining in the Disputed Claims Reserve as of February 14, 2003, which claims have not been allowed or otherwise resolved, were estimated by the Company in the amount of $375 million pursuant to bankruptcy court authority.

Risk Factors Relating to the Company

         The following risk factors and other information included in this quarterly report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones the Company confronts. Additional risks and uncertainties not presently known to it or that it currently deems immaterial also may impair the Company's business operations and the implementation of the Plan. If any of the following risks actually occurs, the Company's business, financial condition, operating results and the implementation of the Plan could be materially adversely affected.

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

         Inherent Uncertainty of Limited Business Plan

         The Company's post-bankruptcy business plan is limited to an orderly run-off or sale of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business plan. This business plan is based on numerous assumptions including the anticipated future performance of the Company in running off its operations, the time frame for the run-off, general business and economic conditions, and other matters, many of which are beyond the control of the Company and some of which may not materialize. As a result, the Company's ability to effectively implement this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of this quarterly report may affect the actual financial results of the Company's operations.

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

         Current Economic Conditions Have Made It Difficult for Ventures to Timely Realize on its Investments and Have Adversely Affected the Ability of Ventures Customers to Timely Meet Their Obligations to the Company

         Ventures, through Comdisco, Inc.'s former Ventures group, leased equipment to, made loans to and equity investments in various privately held companies. The Company's Ventures operations are now directed by Comdisco Ventures, Inc., a wholly-owned subsidiary of Comdisco, Inc. Prior to the bankruptcy filing, the companies in which Ventures invested were typically in an early stage of development with limited operating histories and limited or no revenues and expectations of substantial losses. The current slowdown in economic growth has and could continue to materially affect these companies. Accordingly, investments in these companies may not result in any return and the Company may lose its entire investment and/or principal balance. Many of the companies to which Ventures provided venture financing prior to the bankruptcy filing are dependent on third parties for liquidity. The significant change in the availability of funds has had, and may continue to have, a material impact on the fair market value of the Company's equity instruments and credit risk on its debt instruments. If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the Company's credit losses. Further, increases in credit losses during fiscal year 2002 indicate that there is an increasing number of companies in the Ventures' portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term. Early-stage companies, unable to obtain additional financing, are reducing overhead or closing down completely. Management has an on-going portfolio review process intended to identify problem companies within the Ventures' financing portfolio. To the extent there are revisions in management's estimates requiring additional bad debt provisions, the Company's operating results and financial condition could be materially adversely affected.

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

         Company Exposed to Customer Concentration Risk

         The Company's customer concentrations expose the Company to additional risk in that the failure of any single customer, which represents a concentration in the Company's existing portfolio of assets, to meet its obligations to the Company could significantly negatively impact the Company's revenues and cash flows.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

         There has been no material change during the first three months ended December 31, 2002 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The disclosure controls and procedures of the Company are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. In addition, the Company has formed a Disclosure Controls Committee. The Company's chief executive officer, the Company's principal financial officer and the Disclosure Controls Committee have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within ninety days prior to the filing date of this report. Based on that evaluation, the Company's chief executive officer and the Company's principal financial officer have concluded that the Company's controls and procedures were effective as of a date within 90 days prior to the filing date of this report at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

Change in Internal Controls

         We maintain a system of internal accounting controls that is designed to provide reasonable assurance that the Company's books and records accurately reflect the Company's transactions and that the Company's established policies and procedures are carefully followed. The Company's internal controls were further enhanced, to support the Company's emergence from bankruptcy, by the implementation of a Disclosure Controls Committee, an Asset Divestiture and Credit Committee, a Related Party Transaction Policy and the redistribution of the Company's code of conduct and insider trading policies to all employees. Otherwise, there were no significant changes to the Company's internal controls, or in other factors that could significantly affect the Company's internal controls, and the Company has not identified any significant deficiencies or material weaknesses in its internal controls.

                                    PART II
                               OTHER INFORMATION
                               -----------------

ITEM 1.     LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.     OTHER INFORMATION

         Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.     Description of Exhibit
-----------     ----------------------
    3.1         Certificate of Incorporation of Registrant dated August 8,
                2002 (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report of Form 10-K dated September
                30, 2002, as filed with the Commission on January 14, 2003,
                File No. 0-49968).

    3.2 By-Laws of Registrant dated August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

   11.1         Statement re computation of per share earnings (Filed herewith).

   99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

   99.2 Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).


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

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMDISCO HOLDING COMPANY, INC.


Dated: February 14, 2003               By:    /s/ David S. Reynolds
                                              ---------------------------------
                                       Name:  David S. Reynolds
                                       Title: Senior Vice President and
                                              Controller (Principal
                                              Financial and Accounting Officer)

                                 CERTIFICATION
                 Certification of Principal Executive Officer

         I, Ronald C. Mishler, Chairman, Chief Executive Officer and President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comdisco Holding Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 14, 2003                    By:     /s/ Ronald C. Mishler
                                                   ----------------------------
                                            Name:   Ronald C. Mishler
                                            Title:  Chairman, Chief Executive
                                                    Officer and President

                                 CERTIFICATION
                 Certification of Principal Financial Officer

         I, David S. Reynolds, Senior Vice President and Controller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comdisco Holding Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 14, 2003                      By:     /s/ David S. Reynolds
                                                     ---------------------------
                                              Name:   David S. Reynolds
                                              Title:  Senior Vice President
                                                      and Controller

                                                                    Exhibit 11.1

                        COMDISCO HOLDING COMPANY, INC.

                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                     (in thousands except per share data)

         Average shares used in computing earnings (loss) per common and common equivalent share were as follows:

                                                             SUCCESSOR          PREDECESSOR
                                                         -----------------   -------------------
                                                                   Three Months Ended
                                                                      December 31,
                                                               2002                2001
                                                         ----------------- | --------------------
Average shares outstanding-basic                                    4,200  |          150,559
Effect of dilutive options                                              -  |                -
                                                         ----------------- | --------------------
Average shares outstanding-diluted                                  4,200  |          150,559
                                                         ================= | ====================
Net earnings (loss) to common stockholders                 $        8,782  |      $   (12,115)
                                                         ================= | ====================
Net earnings (loss) per common share:                                      |
Earnings (loss) per common share-basic:                                    |
    Earnings (loss) from continuing operations             $        2.04   |      $     (1.45)
    Earnings from discontinued operations                           0.05   |             1.37
                                                         ----------------- | --------------------
                                                           $        2.09   |      $     (0.08)
                                                         ================= | ====================
Net Earnings (loss) per common share-diluted:                              |
    Earnings (loss) from continuing operations             $        2.04   |      $     (1.45)
    Earnings from discontinued operations                           0.05   |             1.37
                                                         ----------------- | --------------------
                                                           $        2.09   |     $      (0.08)
                                                         ================= | ====================

         In accordance with Statement of Financial Accounting Standards No. 128--Earnings Per Share, no potential common shares (the assumed exercise of stock options) are included in the computation of any diluted per share amount when a loss from continuing operations exists.

                                                                  Exhibit 99.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q of Comdisco Holding Company, Inc. (the "Company") for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald C. Mishler, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 14, 2003                       By:    /s/ Ronald C. Mishler
                                                       ------------------------
                                                Name:  Ronald C. Mishler
                                                Title: Chairman, Chief Executive
                                                       Officer and President

                                                                  Exhibit 99.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
     AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Form 10-Q of Comdisco Holding Company, Inc. (the "Company") for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
S. Reynolds, Controller and the principal financial officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 14, 2003                      By:     /s/ David S. Reynolds
                                                     ---------------------------
                                              Name:   David S. Reynolds
                                              Title:  Senior Vice President
                                                      and Controller