Form 10-Q
period 2003-03-31
COMDISCO HOLDING CO INC
filed 2003-05-14
CIK 1179484

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

                                      or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to _______

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,197,100 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on May 14, 2003.

                        COMDISCO HOLDING COMPANY, INC.
                                     INDEX


                                                                          Page
                                                                          ----

PART I.     FINANCIAL INFORMATION...........................................1

  Item 1.   Financial Statements

   Consolidated Statements of Earnings (Loss) (Unaudited)-Three
   and six months ended March 31, 2003 (Successor) and the three and six months ended March 31, 2002 (Predecessor)........................2

   Consolidated Balance Sheets (Unaudited) March 31, 2003
   (Successor) and September 30, 2002 (Successor)...........................3

   Consolidated Statements of Cash Flows (Unaudited)-Six months ended March 31, 2003 (Successor) and the six months ended
   March 31, 2002 (Predecessor).............................................4

   Notes to Consolidated Financial Statements (Unaudited)...................6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................25

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....40

  Item 4.   Controls and Procedures........................................40

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings..............................................42

  Item 2.   Changes in Securities and Use of Proceeds......................42

  Item 3.   Defaults Upon Senior Securities................................42

  Item 4.   Submission of Matters to a Vote of Security Holders............42

  Item 5.   Other Information..............................................42

  Item 6.   Exhibits and Reports on Form 8-K...............................42

SIGNATURES.................................................................43

CERTIFICATIONS.............................................................44

                                    PART I
                             FINANCIAL INFORMATION
                             ---------------------

Forward-Looking Statements

         This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written and oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar importance. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan, cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

         Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, below. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.

ITEM 1. FINANCIAL STATEMENTS

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)
                                                                         Three months ended,                 Six months ended,
                                                                             March 31,                          March 31,
                                                                   SUCCESSOR        PREDECESSOR        SUCCESSOR        PREDECESSOR
                                                                 ---------------   -------------    --------------    -------------
                                                                           2003  |         2002              2003  |           2002
                                                                 --------------- | -------------    -------------- |  -------------
                                                                                 |                                 |
Revenue                                                                          |                                 |
Leasing                                                                          |                                 |
     Operating                                                   $           55  |   $       217     $         135 |    $      467
     Direct financing                                                         6  |            21                16 |            48
     Sales-type                                                               2  |            14                 4 |            23
                                                                 --------------- |  -------------    --------------|   -------------
        Total leasing                                                        63  |           252               155 |           538
                                                                                 |                                 |
Sales                                                                        41  |            72                87 |           165
Technology services                                                           5  |            13                10 |            26
Other                                                                        12  |            16                31 |            28
                                                                 --------------- |  -------------    --------------|   -------------
        Total revenue                                                       121  |           353               283 |           757
                                                                 --------------- |  -------------    --------------|   -------------
                                                                                 |                                 |
Costs and expenses                                                               |                                 |
Leasing                                                                          |                                 |
     Operating                                                               39  |           164               101 |           357
     Sales-type                                                               1  |            12                 2 |            20
                                                                 --------------- |  -------------    --------------|   -------------
        Total leasing                                                        40  |           176               103 |           377
                                                                                 |                                 |
Sales                                                                        45  |            82                73 |           163
Technology services                                                           2  |             8                 6 |            19
Selling, general and administrative                                          45  |            66                88 |           124
Write-down of equity securities                                               1  |            10                 8 |            43
Bad debt expense                                                            (55) |            72               (60)|           110
Interest (total Predecessor contractual                                          |                                 |
  interest 2002 - $72 and $144)                                               6  |            13                22 |            25
Reorganization items                                                          -  |            21                 - |           288
                                                                 --------------- |  -------------    --------------|   -------------
     Total costs and expenses                                                84  |           448               240 |         1,149
                                                                 --------------- |  -------------    --------------|   -------------
                                                                                 |                                 |
Earnings (loss) from continuing operations                                       |                                 |
  before income taxes (benefit)                                              37  |          (95)                43 |          (392)
Income taxes (benefit)                                                        -  |            1                  - |           (70)
                                                                 --------------- |  -------------    --------------|   -------------
Earnings (loss) from continuing operations                                   37  |          (96)                43 |          (322)
Earnings (loss) from discontinued operations, net of tax                      -  |            2                  2 |           216
                                                                 --------------- |  -------------    --------------|   -------------
Net earnings (loss)                                               $          37  |  $       (94)     $          45 |    $     (106)
                                                                 =============== |  =============    ==============|   =============
                                                                                 |                                 |
Basic earnings (loss) per common share:                                          |                                 |
  Earnings (loss) from continuing operations                      $        8.70  |   $     (0.64)    $       10.32 |   $      (2.14)
  Earnings (loss) from discontinued operations                            (0.03) |          0.02              0.44 |           1.44
                                                                 --------------- |  -------------    --------------|   -------------
  Net earnings (loss)                                             $        8.67  |   $     (0.62)    $       10.76 |    $     (0.70)
                                                                 =============== |  =============    ==============|   =============
Diluted earnings (loss) per common share:                                        |                                 |
  Earnings (loss) from continuing operations                      $        8.70  |   $     (0.64)    $       10.32 |    $     (2.14)
  Earnings (loss) from discontinued operations                            (0.03) |          0.02              0.44 |           1.44
                                                                 --------------- |  -------------    --------------|   -------------
  Net earnings (loss)                                             $        8.67  |   $     (0.62)    $       10.76 |    $     (0.70)
                                                                 ===============    =============    ==============   =============

See accompanying notes to consolidated financial statements.


Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                                         Unaudited          Audited
                                                                         March 31,        September 30,
                                                                           2003               2002
                                                                     ---------------    ---------------
ASSETS
Cash and cash equivalents                                             $         157      $         546
Cash - legally restricted                                                        12                 18
Receivables, net                                                                 68                117
Inventory of equipment                                                           24                 23
Leased assets:
  Direct financing and sales-type                                               251                508
  Operating (net of accumulated depreciation)                                   164                324
                                                                     ---------------    ---------------
    Net leased assets                                                           415                832
Equity securities                                                                25                 36
Assets of discontinued operations                                               541                687
Other assets                                                                     69                 82
                                                                     ---------------    ---------------
                                                                      $       1,311      $       2,341
                                                                     ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Term notes payable                                                    $           -      $          35
Discounted lease rentals                                                         45                 90
Notes payable                                                                   160              1,050
Accounts payable                                                                 12                 27
Income taxes                                                                     30                 49
Liabilities related to assets of discontinued operations                        177                261
Deferred income                                                                  43                 28
Other liabilities                                                               124                160
                                                                     ---------------    ---------------
                                                                                591              1,700

Stockholders' equity:
  Common stock $.01 par value. Authorized 10,000,000 shares;
    issued and outstanding 4,200,000 shares.                                      -                  -
  Additional paid-in capital                                                    413                413
  Accumulated other comprehensive income                                         38                  4
  Retained earnings                                                             269                224
                                                                     ---------------    ---------------
      Total stockholders' equity                                                720                641
                                                                     ---------------    ---------------
                                                                      $       1,311      $       2,341
                                                                     ===============    ===============

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
For the six months ended March 31, 2003 and 2002


                                                                                        SUCCESSOR |       PREDECESSOR
                                                                                            2003  |              2002
                                                                                  --------------- |  -----------------
Cash flows from operating activities:                                                             |
   Operating lease and other leasing receipts                                      $        427   |   $          898
   Leasing costs, primarily rentals paid                                                     (3)  |               (4)
   Lease portfolio sales                                                                      7   |                -
   Sales of equipment                                                                        89   |              194
   Sales costs                                                                               (2)  |               (6)
   Technology services receipts                                                              11   |               32
   Technology services costs                                                                 (1)  |              (14)
   Note receivable receipts                                                                  58   |              144
   Warrant proceeds                                                                           2   |               17
   Other revenue                                                                             20   |               24
   Selling, general and administrative expenses                                             (51)  |              (89)
   Interest                                                                                 (39)  |              (33)
   Income taxes                                                                             (20)  |                4
                                                                                  --------------- |  -----------------
     Net cash provided by continuing operations                                             498   |            1,167
     Net cash provided by discontinued operations                                           229   |            1,050
                                                                                  --------------- |  -----------------
     Net cash provided by operating activities before reorganization items                  727   |            2,217
                                                                                  --------------- |  -----------------
Operating cash flows from reorganization items:                                                   |
   Interest received on cash accumulated because of Chapter 11                                    |
     proceeding                                                                               -   |               12
   Professional fees paid for services rendered in connection with                                |
     the Chapter 11 proceeding                                                                -   |              (27)
                                                                                  --------------- |  -----------------
     Net cash used by reorganization items                                                    -   |              (15)
                                                                                  --------------- |  -----------------
     Net cash provided by operating activities                                              727   |            2,202
                                                                                  --------------- |  -----------------
Cash flows from investing activities:                                                             |
   Equipment purchased for leasing                                                           (6)  |              (57)
   Notes receivable                                                                          (1)  |               (6)
   Equity investments                                                                         -   |               (1)
   Equipment purchased for leasing by discontinued operations                               (25)  |             (150)
   Other                                                                                      -   |                3
                                                                                  --------------- |  -----------------
     Net cash used in investing activities                                                  (32)  |             (211)
                                                                                  --------------- |  -----------------
Cash flows from financing activities:                                                             |
   Cash used by discontinued operations                                                     (97)  |              (48)
   Net decrease in notes and term notes payable                                            (925)  |             (219)
   Principal payments on secured debt                                                       (47)  |             (242)
   Decrease (increase) in legally restricted cash                                             6   |              (20)
   Other                                                                                    (21)  |               10
                                                                                  --------------- |  -----------------
     Net cash used in financing activities                                               (1,084)  |             (519)
                                                                                  --------------- |  -----------------
                                                                                                  |
Net increase (decrease) in cash and cash equivalents                                       (389)  |            1,472
Cash and cash equivalents at beginning of period                                            546   |              515
                                                                                  --------------- | -----------------
Cash and cash equivalents at end of period                                         $        157   | $          1,987
                                                                                  ===============   =================

See accompanying notes to consolidated financial statements.



Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED (in millions)
For the six months ended March 31, 2003 and 2002


                                                                                   SUCCESSOR           PREDECESSOR
                                                                                        2003                  2002
                                                                               -------------    |    --------------
                                                                                                |
Reconciliation of earnings (losses) from continuing operations to net cash                      |
provided by operating activities:                                                               |
                                                                                                |
Earnings (losses) from continuing operations                                   $         43     |    $      (322)
                                                                                                |
Adjustments to reconcile earnings (losses) from continuing                                      |
    operations to net cash provided by operating activities                                     |
                                                                                                |
    Leasing costs, primarily                                                                    |
      depreciation and amortization                                                     100     |            373
    Leasing revenue, primarily principal portion of                                             |
      direct financing and sales-type lease rentals                                     272     |            360
    Cost of sales                                                                        71     |            157
    Technology services costs, primarily                                                        |
       depreciation and amortization                                                      5     |              5
    Interest                                                                            (17)    |             (8)
    Income taxes                                                                        (20)    |            (66)
    Principal portion of notes receivable                                                53     |            127
    Selling, general, and administrative expenses                                       (15)    |            190
    Warrant proceeds in excess of income                                                  1     |              9
    Reorganization items                                                                  -     |            273
    Lease portfolio sales                                                                 7     |              -
    Other, net                                                                           (2)    |             54
                                                                               -------------    |    --------------
          Net cash provided by continuing operations                                    498     |          1,152
          Net cash provided by discontinued operations                                  229     |          1,050
                                                                               -------------    |    --------------
          Net cash provided by operating activities                            $        727     |    $     2,202
                                                                               =============    |    ==============
                                                                                                |
Supplemental schedule of non-cash financing activities:                                         |
    Increase in discounted lease rentals attributable to exchange rate                          |
    gain                                                                       $          2     |    $         -
                                                                               =============    |    ==============

See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                            March 31, 2003 and 2002

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

           Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which manages the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which manages the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (a direct wholly-owned subsidiary of Comdisco, Inc.), which manages the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management group ("CAM group"), is responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism is now a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc.

           Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. As more fully described in the Plan, the Company's business purpose is limited to the orderly sale or run-off of all its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Prior to the bankruptcy, Comdisco, Inc. provided technology services worldwide to help its customers maximize technology functionality, predictability and availability, while freeing them from the complexity of managing their technology. Comdisco, Inc. offered leasing to key vertical industries, including semiconductor manufacturing and electronic assembly, healthcare, telecommunication, pharmaceutical, biotechnology and manufacturing. Through its Comdisco Ventures group, Comdisco, Inc. provided equipment leasing and other financing and services to venture capital-backed companies.

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

           Consummation of the Plan resulted in the election of a new Board of Directors for the Company (the "Board"). The Board is comprised of five members. The management director and Chairman is Ronald C. Mishler, Chief Executive Officer. The four additional members of the Board are Jeffrey A. Brodsky, Robert M. Chefitz, William A. McIntosh and Randolph I. Thornton.


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

           Certain reclassifications, including those for discontinued operations, have been made in the 2002 financial statements to conform to the 2003 presentation.

           On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany (See Note 3 of Notes to Consolidated Financial Statements). Unaudited pro forma consolidated results after giving effect to the sale are presented in Note 4 of Notes to Consolidated Financial Statements.

           Legally restricted cash is comprised of the following at March 31, 2003 and September 30, 2002 (in millions):

                                                  March 31,     September 30,
                                                    2003            2002
                                               --------------   --------------
SunGard escrow                                 $       2         $    2
Professional fee escrow                                -              7
Letters of credit                                      3              3
Incentive compensation escrow                          5              -
Cash received on non-owned leases                      -              6
Other                                                  2              -
                                               --------------   --------------
                                               $      12         $   18
                                               ==============   ==============


3.         Discontinued Operations

           German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Comprendium Investment SA is controlled by Thomas Flohr, who until January 2001 served as president of Comdisco Europe, a division of Comdisco, Inc. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately
(euro)285 million (approximately $316 million) at closing, and will receive four additional payments totaling up to approximately (euro)38 million (approximately $42 million) over the next 42 months, contingent upon specific portfolio performance criteria. The four additional payments are subject to reduction if certain customers exercise contractual termination provisions, the probability of which the Company believes is remote. The U.S. dollar equivalents were calculated using the average exchange rate of the foreign exchange transactions completed by the Company on April 30, 2003. The transaction resulted from an extensive offering and bidding process run by the Company's independent investment banking firm.

           For financial reporting purposes, the assets and liabilities of the Company's Germany leasing subsidiary as of March 31, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to discontinued operations and the results of operations of the Company's German leasing subsidiary are included in the statement of earnings (loss) as discontinued operations. An adjustment to the estimated fair value of the stock sold was recognized in conjunction with the adoption of fresh-start reporting as of July 31, 2002. The Company expects to realize a gain on the sale of approximately $3 million in the third quarter of fiscal 2003.

           International Leasing: "International Leasing" refers to the Company's French, Swiss, Austrian, Australian and New Zealand leasing operations. The Company sold the stock of its French, Swiss and Austrian subsidiaries and sold the assets of its Australian and New Zealand operations.

           On October 18, 2002, the Company announced that it had sold its Swiss and Austrian-based operations to Comprendium Investment SA and to PH Holding GmbH, respectively. The Company received approximately $20 million from the sales. These transactions closed on October 10, 2002 and August 14, 2002, respectively. During July 2002, the Company recorded a $1 million pre-tax loss on the sale of its Swiss and Austrian-based operations.

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

            The Company also has sold substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to purchase most of the assets in Australia and New Zealand in a series of closings. On June 28, 2002, the Company and Allco completed the first closing on the sale of leased assets in Australia and New Zealand. Comdisco, Inc. received approximately $8 million for the sale of these assets. Comdisco, Inc. has received $24 million for the assets sold through March 2003 and the final closing is expected to close during the third fiscal quarter of 2003. In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" ("SFAS No. 121"), the Company recorded pre-tax charges of $6 million in the third quarter of fiscal 2002 and $2 million in the one month ended July 31, 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

           Availability Solutions: The Company's Availability Solutions business was offered for sale in the third quarter of fiscal 2001 with the sale completed in the first quarter of fiscal 2002 (see Note 4 of Notes to Consolidated Financial Statements). The gain for the Availability Solutions business is net of estimated wind-down costs and asset write downs associated with the Company's German and Spanish subsidiaries which were excluded from the sale to SunGard discussed in Note 4, as well as wind-down costs and asset write downs associated with the Company's Web-Availability Solutions business.

           Each of the aforementioned transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm. In the case of Availability Solutions, the sale also resulted from a bankruptcy court-supervised auction process.

           As a result of the sale of the stock of its leasing subsidiary in Germany, the sales of its International Leasing operations and the sale of Availability Solutions, amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for these operations as discontinued.

           Following is summary financial information for the Company's discontinued operations for the three and six months ended March 31, 2003 and 2002. The Availability Solutions information below includes the results from the Company's Availability Solutions businesses sold to SunGard as well as the Availability Solutions operations discontinued in Germany and Spain (in millions):



SUCCESSOR                                                 Three months ended March 31, 2003
                                             Availability    International  German Leasing
                                               Solutions        Leasing       Subsidiary        Total
                                           --------------  -------------- ---------------  ------------
Revenue                                    $       -       $       -      $        35      $        35
                                           ==============  ============== ===============  ============

Gain (loss) on sale                        $       -       $       -      $        -       $         -
                                           ==============  ============== ===============  ============
Loss from discontinued operations:

  Before income taxes                      $       -       $       -      $          1     $         1

  Income taxes                                     -               -                 1               1
                                           --------------  -------------- ---------------  ------------
  Net loss                                 $       -       $       -      $          -     $         -
                                           ==============  ============== ===============  ============



PREDECESSOR
                                                          Three months ended March 31, 2002
                                             Availability    International   German Leasing
                                               Solutions       Leasing         Subsidiary         Total
                                          --------------   --------------    ---------------  -------------
Revenue                                    $          -     $         40      $         48     $      88
                                          ==============   ==============    ===============  =============

Gain (loss) on sale                        $        -       $          -      $          -     $       -
                                          ==============   ==============    ===============  =============
Earnings from discontinued operations:

  Before income taxes                      $ -              $          3      $          5     $       8

  Income taxes                               -                         1                 5             6
                                          --------------   --------------    ---------------  -------------
  Net earnings                             $ -              $          2      $          -     $       2
                                          ==============   ==============    ===============  =============



SUCCESSOR
                                                           Six months ended March 31, 2003
                                           Availability     International    German Leasing
                                             Solutions        Leasing         Subsidiary         Total
                                          --------------   --------------    ---------------  -------------
Revenue                                    $         -     $         -       $          75    $        75
                                          ==============   ==============    ===============  =============

Gain (loss) on sale                        $         -     $         -       $           -    $         -
                                          ==============  ==============     ===============  =============
Loss from discontinued operations:

  Before income taxes                      $         -     $         -       $           5    $         5

  Income taxes                                       -               -                   3              3
                                          --------------   --------------    ---------------  ------------
  Net loss                                 $         -      $        -       $           2    $         2
                                          ==============   ==============   ===============   =============


PREDECESSOR
                                                            Six months ended March 31, 2002
                                           Availability     International    German Leasing
                                             Solutions        Leasing         Subsidiary         Total
                                          --------------   --------------    ---------------  -------------
Revenue                                    $        67     $         81       $         98     $       246
                                          ==============   ==============    ===============  =============

Gain (loss) on sale                        $       326     $          -       $          -     $       326
                                          ==============   ==============    ===============  =============
Earnings from discontinued operations:

  Before income taxes                      $       334     $          5       $         14     $       353

  Income taxes                                     130                2                  5             137
                                          --------------   --------------    ---------------  -------------
  Net earnings                             $       204     $          3       $          9     $       216
                                          ==============   ==============    ===============  =============

4.        Sale of Assets

          Leasing

           On January 24, 2002, the bankruptcy court approved the sale of the Company's Electronics and Laboratory and Scientific equipment leasing businesses to General Electric Capital Corporation ("GE Capital"). In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $250 million in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. On April 24, 2002, the Company and GE Capital completed a first closing on the sale of approximately $794 million of assets, or approximately 81% of the Company's Electronics and Laboratory and Scientific net leased assets at March 31, 2002. The Company received approximately $548 million for the sale of those assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, the Company and GE Capital completed a second closing on the sale of Electronics and Laboratory and Scientific assets, for which the Company received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. The purchase price for both closings is subject to adjustment based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of that review. Certain assets were not purchased by GE Capital due to documentation, credit or other issues. The Company, through its CAM group, continues to manage the sale or run-off of those assets.

           On February 5, 2002 the Company announced the completion of the bankruptcy court supervised sales evaluation process for its leasing businesses. During the court-supervised bidding process concluded in early January 2002, the Company received bids for certain of its leasing business units (North American Information Technology Leasing ("North American IT"), Telecommunications, Healthcare, Electronics and Laboratory and Scientific).

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

           On April 18, 2002, the court approved the sale of the Company's Healthcare leasing assets to GE Capital. In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $15 million in the second quarter of fiscal 2002 to reduce cost in excess of fair value (primarily related to the write-down of deferred assets) to reflect the difference between carrying value and estimated proceeds from the sale. On May 31, 2002, the Company and GE Capital completed a first closing on the sale of the Healthcare assets. The Company received approximately $117 million for the sale of those assets, including the assumption of approximately $46 million of related secured debt and other liabilities. On June 30, 2002, the Company and GE Capital completed a second closing on the sale of Healthcare assets for which the Company received an additional $20 million, including the assumption of approximately $5 million of related secured debt and other liabilities. The purchase price for both closings is subject to adjustment based upon the completion of a post-closing review of the purchase price calculations. A portion of the purchase price was held back at each closing pending the resolution of that review. Certain Healthcare assets were not purchased by GE Capital due to documentation, credit, or other issues. The Company, through its CAM group, continues to manage the sale or run-off of those assets.

           International Leasing

           On October 18, 2002, the Company announced that it had sold its Swiss and Austrian-based operations. These transactions closed on October 10, 2002 and August 14, 2002, respectively. During the quarter ended September 30, 2002, the Company recorded a $1 million pre-tax loss on the sale of its Swiss and Austrian-based operations. For financial reporting purposes, the assets and liabilities of the Swiss and Austrian-based operations are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of these operations are included in the statement of earnings (loss) as discontinued operations.

           On October 18, 2002, the Company announced that it, along with Comdisco Global Holdings Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the leasing assets closed on December 23, 2002 and proceeds in the amount of approximately (euro)69 million were received. The sale was effective as of August 31, 2002. In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $35 million in the fourth quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. For financial reporting purposes, the assets and liabilities of the French operations are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of these operations are included in the statement of earnings (loss) as discontinued operations.

           The Company also has sold substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to purchase most of the assets in Australia and New Zealand in a series of closings. On June 28, 2002, the Company and Allco completed the first closing on the sale of leased assets in Australia and New Zealand. Comdisco, Inc. received approximately $8 million for the sale of these assets. Comdisco, Inc. has received $24 million for the assets sold through March 31, 2003 and the final closing is expected to occur during the third fiscal quarter of 2003. In accordance with SFAS No. 121, the Company recorded pre-tax charges of $6 million in the third quarter of fiscal 2002 and $2 million in the one month ended July 31, 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. For financial reporting purposes, the assets and liabilities of the Australian and New Zealand operations not sold as of March 31, 2003 are included in the balance sheet as assets and liabilities of discontinued operations and in the statement of earnings (loss) as discontinued operations.

           German Leasing Subsidiary

           On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Comprendium Investment SA is controlled by Thomas Flohr, who until January 2001 served as president of Comdisco Europe, a division of Comdisco, Inc. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately (euro)285 million (approximately $316 million) at closing, and will receive four additional payments totaling up to approximately (euro)38 million (approximately $42 million) over the next 42 months, contingent upon specific portfolio performance criteria. The four additional payments are subject to reduction if certain customers exercise contractual termination provisions, the probability of which the Company believes is remote. The U.S. dollar equivalents were calculated using the average exchange rate of the foreign exchange transactions completed by the Company on April 30, 2003.

           For financial reporting purposes, the assets and liabilities of the Company's Germany leasing subsidiary as of March 31, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to discontinued operations and the results of operations are included in the statement of earnings (loss) as discontinued operations. The German subsidiary sold to Comprendium comprised a majority of the Company's European assets. An adjustment to the estimated fair value of the stock sold was recognized in conjunction with the adoption of fresh-start reporting on July 31, 2002. The Company expects to realize a gain on the sale of approximately $3 million in the third quarter of fiscal 2003.

           The following unaudited pro forma financial information reflects adjustments to the historical consolidated balance sheet and statements of earnings (loss) of the Company to give effect to the sale of the stock of its leasing subsidiary in Germany. The unaudited pro forma consolidated statements of earnings (loss) for the year ended September 30, 2002 and for the six-month period ended March 31, 2003 give pro forma effect to the sale and related pro forma accounting adjustments as if the sale had occurred on October 1, 2001, the beginning of the Company's fiscal year 2002, and on October 1, 2002, the beginning of the Company's fiscal year 2003, respectively. The unaudited pro forma consolidated balance sheet as of March 31, 2003 gives pro forma effect to the sale and related pro forma accounting adjustments as if the sale had occurred on March 31, 2003.

           The following unaudited pro forma financial information has been prepared based upon available information that the Company believes is reasonable in the circumstances. This unaudited pro forma consolidated financial information should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002, and the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002. The following unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been obtained had the sale actually occurred on the dates assumed, nor is it necessarily indicative of the future financial position or future operating results of the Company.

Unaudited Pro Forma Consolidated Statement of Operations
For The Year Ended September 30, 2002
(in millions except per share data)

                                             SUCCESSOR                |          PREDECESSOR
                                         Two Months Ended             |       Ten Months Ended
                                         September 30, 2002           |         July 31, 2002
                                                                      |
                                     Historical                       |
                                      Comdisco    Eliminate           |  Historical  Eliminate
                                      Holding    Revenue and    As    |  Comdisco,  Revenue and     As
                                      Company     Expenses   Adjusted |     Inc.     Expenses    Adjusted
                                     -------------------------------- |  ---------------------------------
Revenue                                                               |
  Leasing                                                             |
    Operating                          $ 79        $ (13)    $ 66     |    $ 704       $ (90)   $ 614
    Direct financing                     14           (4)      10     |       88         (21)      67
    Sales-type                            5            -        5     |       38           -       38
                                     -------------------------------- |  ---------------------------------
          Total leasing                  98          (17)      81     |      830        (111)     719
                                     -------------------------------- |  ---------------------------------
  Equipment sales                        50           (7)      43     |      297         (21)     276
  Technology services                    10           (6)       4     |       70         (33)      37
  Other                                  12                    12     |       69          (2)      67
                                     -------------------------------- |  ---------------------------------
          Total revenue                 170          (30)     140     |    1,266        (167)   1,099
                                     -------------------------------- |  ---------------------------------
                                                                      |
Costs and expenses                                                    |
  Leasing                                                             |
    Operating                            75          (16)      59     |      559         (97)     462
    Sales-type                            2            -        2     |       34                   34
                                     -------------------------------- |  ---------------------------------
          Total leasing                  77          (16)      61     |      593         (97)     496
  Equipment sales                        31           (2)      29     |      289          (9)     280
  Technology services                    10           (4)       6     |       39         (12)      27
  Selling, general and adminstrative     41            2       43     |      410          (4)     406
  Interest                               15           (4)      11     |       47         (17)      30
  Reorganization items                    -            -        -     |      439           -      439
  Fresh-start accounting adjustments      -            -        -     |      369           -      369
                                     -------------------------------- |  ---------------------------------
          Total costs and expenses      174          (24)     150     |    2,186        (139)   2,047
                                     -------------------------------- |  ---------------------------------
                                                                      |
  Earnings from continuing operations                                 |
   before income taxes                  (4)          (6)     (10)     |     (920)        (28)    (948)
  Income taxes (benefit)                 4           (2)       2      |       45          (6)      39
                                     -------------------------------- |  ---------------------------------
  Earnings (loss) from                                                |
   continuing operations             $  (8)        $ (4)   $ (12)     |  $  (965)     $  (22)  $ (987)
                                     ================================ |  =================================
                                                                      |
Basic earnings (loss) per                                             |
common share:                                                         |
  Loss from continuing operation     $ (1.81)              $ (2.76)   |  $ (6.41)             $ (6.56)
                                                                      |
Diluted earnings (loss) per                                           |
common share:                                                         |
  Loss from continuing operations      (1.81)                (2.76)   |    (6.41)               (6.56)
                                                                      |
Average shares outstanding--                                          |
   basic end diluted                     4.2                   4.2    |      151                   151


Unaudited Pro Forma Consolidated Statement of Operations
For the Six Months Ended March 31, 2003
(in millions except per share data)



     For financial reporting purposes, the results of operations of the Company's Germany leasing subsidiary for the six months ended March 31, 2003 are included in the statement of earnings (loss) as discontinued operations. The only pro forma adjustments are to discontinued operations. Accordingly, there are no pro forma adjustments for the six months ended March 31, 2003 to earnings from continuing operations.


Unaudited Pro Forma Consolidated Balance Sheet
As of March 31, 2003
(in millions except number of shares)

                                                                    Historical
                                                                     Comdisco             Pro
                                                                      Holding            forma              As
                                                                      Company          Adjustments        Adjusted
                                                                 ---------------    ---------------    --------------
ASSETS

Cash and cash equivalents                                          $    157         $     316   (a)     $     473
Cash - legally restricted                                                12                 -                  12
Receivables,  net                                                        68                39   (a)           107
Inventory of equipment                                                   24                                    24
Leased assets:
      Direct financing and sales-type                                   251                 -                 251
      Operating (net of accumulated depreciation)                       164                 -                 164
                                                                 ---------------    ---------------    --------------
         Net  leased  assets                                            415                 -                 415

Equity securities                                                        25                 -                  25
Assets of discontinued operations held for sale                         541              (527)  (b)            14
Other assets                                                             69                 -                  69
                                                                 ---------------    ---------------    --------------
                                                                   $  1,311         $    (172)            $ 1,139
                                                                 ===============    ===============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Discounted lease rentals                                           $     45         $       -             $    45
Notes payable                                                           160                 -                 160
Accounts payable                                                         12                 -                  12
Income taxes                                                             30                 -                  30
Liabilities related to assets of discontinued operations                177              (175)  (b)             2
Deferred income                                                          43                 -                  43
Other liabilities                                                       124                 -                 124
                                                                 ---------------    ---------------    --------------
                                                                        591              (175)                416
Stockholders' equity:
Common stock $.01 par value. Authorized 10,000,000 shares: issued
    and outstanding 4,200,000 shares.                                     -                 -                   -
  Additional paid-in capital                                            413                 -                 413
  Accumulated other comprehensive income                                 38               (29)                  9
  Retained earnings                                                     269                32                 301
                                                                 ---------------    ---------------    --------------
      Total stockholders' equity                                        720                 3                 723
                                                                 ---------------    ---------------    --------------
                                                                   $  1,311         $    (172)           $  1,139
                                                                 ===============    ===============    ==============


Notes to Unaudited Balance Sheet -

           (a) To record proceeds from the disposition, including approximately $42 million to be paid over 42 months contingent upon specific portfolio performance criteria ($39 million on a present value basis). The four additional payments are subject to reduction if certain customers exercise contractual termination provisions, the probability of which the Company believes is remote.

           (b) To record the sale of assets and liabilities arising from the stock sale



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

5.          Reorganization

           Expenses and income of the Predecessor company directly incurred or realized as a result of the Chapter 11 cases have been segregated from the normal operations and are disclosed separately. The major components for three and six months ended March 31, 2002 are as follows (in millions):

PREDECESSOR
                                              Three months           Six months
                                                       ended March 31,
                                                 2002                  2002
                                             --------------      --------------
Estimated loss on sale of leased assets        $       12        $       262
Professional fees                                      13                 27
DIP fees                                                -                  8
Loss on IT CAP sale                                     3                  3
Interest income                                        (7)               (12)
                                             --------------      --------------
                                               $       21        $       288
                                             ==============      ==============

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

           Upon emergence, the Company's general unsecured creditors received, and the Disputed Claims Reserve was funded with, their pro-rata share of an initial cash distribution of approximately $2.2 billion. In addition, general unsecured creditors received, and the Disputed Claims Reserve was funded with, their pro-rata share of two separate note issuances: the Senior Notes in aggregate principal amount of $400 million with an interest rate of three month LIBOR plus 3% and the Subordinated Notes in aggregate principal amount of $650 million with an interest rate of 11%. General unsecured creditors also received, and the Disputed Claims Reserve also was funded with, their pro rata share of 100% of the Common Stock of the reorganized Company.

           On October 21, 2002, the Company redeemed the entire $400 million outstanding principal amount of its Senior Notes. The Senior Notes were redeemed at 100% of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. Following the redemption of the Senior Notes, the Company was required to make cash interest payments on the Subordinated Notes. The terms of the Subordinated Notes provided for the interest to be paid-in-kind through the issuance of additional Subordinated Notes while the Senior Notes were outstanding. The initial interest payment date for the Subordinated Notes was December 31, 2002.

           On November 14, 2002, pursuant to its obligations under the Subordinated Notes, the Company made a mandatory partial redemption of $65 million of the outstanding principal amount of its Subordinated Notes. On December 23, 2002, the Company made an optional partial redemption of $200 million principal amount of its Subordinated Notes. On December 31, 2002, the Company made an approximately $16 million interest payment with respect to the Subordinated Notes. On January 9, 2003, the Company made an optional partial redemption of $100 million principal amount of its Subordinated Notes. On February 10, 2003, the Company made an optional partial redemption of $50 million principal amount of its Subordinated Notes. On March 4, 2003, the Company made an optional partial redemption of $75 million principal amount of its Subordinated Notes. On April 2, 2003, the Company made an optional partial redemption of $75 million principal amount of its Subordinated Notes. On April 28, 2003, the Company made the final redemption of $85 million principal amount of its Subordinated Notes. Each of these partial redemptions of the Subordinated Notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date.

           The average daily borrowings outstanding during the six months ended March 31, 2003 were approximately $695 million, with a related contractual weighted average interest rate of 8.87%. This compares to average daily borrowings during the six months ended March 31, 2002 of approximately $4.8 billion, with a contractual related weighted average interest rate of 6.63%. A significant portion of the contractual interest for the six months ended March 31, 2002 was not paid due to the Company's bankruptcy proceedings.

           The Company had contractual letters of credit outstanding totaling $3 million at March 31, 2003 to landlords of the Company's customers, principally Ventures' customers, for the guarantee of their office space leases in the event of default by the Company's customer. The Company believes that $3 million, which is held in restricted cash, is the maximum potential amount of undiscounted future payments for which the Company would be required to remit under these guarantees. The Company has estimated a liability of approximately $2 million related to these guarantees which is included in other liabilities in the accompanying consolidated balance sheet.

7.        Receivables

           Receivables include the following as of March 31, 2003 and September 30, 2002 (in millions):

                                       March 31,            September 30,
                                         2003                   2002
                                  -----------------      ------------------

Notes                               $      46               $      118
Accounts                                   88                      130
Other                                      62                       83
                                  -----------------      ------------------
Total receivables                         196                      331
Allowance for credit losses              (128)                    (214)
                                  -----------------      ------------------
Total                               $      68               $      117
                                  =================      ==================

           Notes

           The Company provided loans to privately held venture capital-backed companies in networking, optical networking, software, communications, internet-based and other industries. The Company's loans were generally structured as equipment loans or subordinated loans. Substantially all of the loans were made by Ventures.

           At March 31, 2003 and September 30, 2002, Ventures had notes receivable of approximately $45 million and $117 million, respectively. As part of a Ventures note transaction, the Company customarily received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.

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


           Changes in the allowance for credit losses for the six months ended March 31, 2003 and 2002 were as follows (in millions):


                                                 Consolidated                               Ventures
                                     -----------------------------------       ------------------------------------
                                        SUCCESSOR     |   PREDECESSOR             SUCCESSOR     |   PREDECESSOR
                                        March 31,     |    March 31,              March 31,     |    March 31,
                                          2003        |       2002                  2003        |       2002
                                     ---------------- |-----------------       ---------------- |------------------
                                                      |                                         |
Balance at beginning of period        $         214   |  $         302          $       110     |  $        202
Provision for credit losses                    (60)   |            110                 (33)     |           102
Net credit losses                              (26)   |           (158)                (17)     |          (138)
                                     ---------------- |-----------------       ---------------- |------------------
Balance at end of period              $        128    |  $         254          $       60      |  $        166
                                     ================  =================       ================  ==================

           The negative provision for the six months ended March 31, 2003 is due to better than anticipated collection results on the Company's assets and management's estimate of the reserves necessary for the Company's existing assets as of March 31, 2003.

8.        Equity Securities

           The Company provided financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments were made by the Company's Ventures group. For equity investments which are non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Impairments in equity securities totaled $8 million and $43 million during the six months ended March 31, 2003 and 2002, respectively. The Company's publicly traded security holdings were immaterial at March 31, 2003 and September 30, 2002.

           Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). Gross realized gains from the sale of equity investments were $4 million during the first six months of fiscal 2002. Net realized gains from the sale of equity investments were $3 million during the six months ended March 31, 2002. There were no net or gross realized gains during the six months ended March 31, 2003. Net realized gains would be included in other revenue in the consolidated statements of earnings
(loss).

           The Company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. Warrant sale proceeds, which are included in other revenue in the consolidated statements of earnings (loss), were $1 million and $5 million for the six months ended March 31, 2003 and 2002, respectively.

9.        Stockholders' Equity

           When the Company emerged from bankruptcy, 4.2 million shares of new common stock were issued.

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

           When the present value of distributions to certain former creditors of Comdisco, Inc. reaches a threshold level of percentage recovery established pursuant to the Plan, holders of Contingent Distribution Rights are entitled to receive payments from the Company on the terms set forth in the Plan and further clarified in the Contingent Distribution Rights Agreement and in two bankruptcy court orders recently entered (filed herewith as Exhibits 99.3 and 99.4). The Company had approximately 152.8 million Contingent Distribution Rights outstanding at March 31, 2003. The Company has estimated the liability for Contingent Distribution Rights to be $26 million at March 31, 2003. Management's estimate of the liability has increased from prior periods consistent with the distributions made in accordance with the Plan and the increase in stockholders' equity.

           Total comprehensive income (loss) consists of the following (in millions):

                                                           SUCCESSOR        PREDECESSOR         SUCCESSOR           PREDECESSOR
                                                                    Three months                            Six months
                                                                   ended March 31,                         ended March 31,
                                                              2003     |       2002                 2003      |           2002
                                                       --------------- |  ---------------    ---------------  | ----------------
                                                                       |                                      |
Foreign currency translation adjustments               $         15    |   $        (7)       $         34    | $        (12)
Unrealized losses on derivative instruments                       -    |             -                  -     |           (2)
Unrealized gains (losses) on securities:                               |                                      |
  Unrealized holding gains arising                                     |                                      |
   during the period                                              1    |             3                  1     |           16
  Reclassification adjustment for gains                                |                                      |
   included in earnings before                                         |                                      |
   income taxes (benefit)                                        (1)   |            (8)                (1)    |           (8)
                                                       --------------- |  ---------------    ---------------  | ----------------
Net unrealized gains (losses), before                                  |                                      |
   income taxes (benefit)                                         -    |           (5)                  -     |            8
Income taxes (benefit)                                            -    |           (3)                  -     |            3
                                                       --------------- |  ---------------    ---------------  | ----------------
Net unrealized gains (losses)                                     -    |           (2)                  -     |            5
                                                       --------------- |  ---------------    ---------------  | ----------------
Other comprehensive income (loss)                                15    |           (9)                 34     |           (9)
Net earnings (loss)                                              37    |          (94)                 45     |         (106)
                                                       --------------- |  ---------------    ---------------  | ----------------
Total comprehensive income (loss)                      $         52    |   $     (103)        $        79     | $       (115)
                                                       ===============    ===============    ===============    -===============

           Accumulated other comprehensive income presented below and in the accompanying balance sheets consists of the following (in millions):

                                                 Foreign
                                                Currency
                                               Translation
                                               Adjustment
                                             ----------------

Balance at September 30, 2002                 $         4
Current period change, net                             34
                                             ----------------
Balance at March 31, 2003                     $        38
                                             ================

10.        Other Financial Information

           Other liabilities at March 31, 2003 consisted primarily of accrued compensation ($35 million), customer advances and deposits ($37 million), Contingent Distribution Rights ($26 million) and taxes other than income taxes ($11 million).

11.       Financial Information by Business Segment and Geographic Area

           Following the Company's emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four reportable business groups. These business groups are: (i) US Leasing, which includes leasing operations in the US and Canada and is managed by Comdisco, Inc.; (ii) European IT Leasing, which is managed by Comdisco Global Holdings Company, Inc.; (iii) Ventures, which is managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management group. The Company's CAM group is responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff.

           The Company evaluates the performance of its operating segments based on cash flow from operations, revenues and earnings (loss) before income taxes. Intersegment sales are not significant and all intersegment balances have been eliminated in the summarized financial information presented below. The information for 2002 has been restated from the prior year's presentation in order to conform to the 2003 presentation. Cash flow from operations for 2002 are not available.

           The following table presents cash flow from operations (in millions):

                                       SUCCESSOR                 SUCCESSOR
                                      Three months               Six months
                                         ended                     ended
                                       March 31,                 March 31,
                                          2003                     2003
                                  ----------------          -----------------

US Leasing                         $        209              $       325
European IT Leasing                          (5)                     (10)
CAM group                                    (4)                       8
Ventures                                     85                      175
Discontinued  operations                    147                      229
                                  ----------------          -----------------
Total                              $        432              $       727
                                  ================          =================



           The following table presents segment revenues and earnings (loss) before income taxes (in millions):

                                   SUCCESSOR            PREDECESSOR
                                          Three months ended
                                              March 31,
                                      2003                  2002
                                ------------------ |  -------------------
REVENUES:                                          |
                                                   |
US Leasing                       $      54         |     $   92
European IT Leasing                     10         |          7
CAM group                               21         |        174
Ventures                                36         |         80
                                ------------------ |  -------------------
                                 $     121         |     $  353
                                ================== |  ===================
                                                   |
SEGMENT EARNINGS (LOSS):                           |
US Leasing                       $       7         |     $  (31)
European IT Leasing                      -         |         (3)
CAM group                                2         |          4
Ventures                                28         |        (65)
                                ------------------ |  -------------------
                                 $      37         |   $    (95)
                                ==================    ===================


                                  SUCCESSOR            PREDECESSOR
                                         Six months ended
                                             March 31,
                                     2003                  2002
                               ------------------ |  -------------------
                                                  |
REVENUES:                                         |
US Leasing                      $      130        |    $     207
European IT Leasing                     24        |           18
CAM group                               45        |          373
Ventures                                84        |          159
                               ------------------ |  -------------------
                                $      283        |    $     757
                               ================== |  ===================
                                                  |
SEGMENT EARNINGS (LOSS):                          |
US Leasing                      $       14        |    $    (27)
European IT Leasing                      1        |          (6)
CAM group                                3        |        (226)
Ventures                                25        |        (133)
                               ------------------ |  -------------------
                                $       43        |    $   (392)
                               ==================    ===================


           The following table presents total assets for each of the Company's reportable segments (in millions):

                                       March 31,           September 30,
                                          2003                  2002
                                   ------------------    -----------------

US Leasing                         $         290         $        549
European IT Leasing                           43                   42
CAM group                                    327                  822
Ventures                                     110                  241
Assets of discontinued
  operations held for sale                   541                  687
                                  ------------------    -----------------
Total                              $       1,311         $      2,341
                                  ==================    =================

           The following table presents revenue by geographic location based on the location of the Company's local offices (in millions):

                                 SUCCESSOR           PREDECESSOR
                                    For the three months ended
                                           March 31,
                                  2003        |        2002
                            ---------------   |   ----------------
                                              |
North America               $         101     |    $       286
Europe                                 18     |             23
Pacific Rim                             2     |             44
                            ---------------   |   ----------------
Total                       $         121     |    $       353
                            ===============   |   ================


                               SUCCESSOR             PREDECESSOR
                                    For the six months ended
                                           March 31,
                                  2003       |       2002
                            ---------------  |  ----------------
North America                $     240       |      $    591
Europe                              40       |            52
Pacific Rim                          3       |           114
                            ---------------  |  ----------------
Total                        $     283       |      $    757
                            ===============     ================


           The following table presents total assets by geographic location based on the location of the Company's local offices (in millions):

                                 March 31,            September 30,
                                    2003                   2002
                         ---------------------    --------------------
North America             $         642             $       1,490
Europe                              626                       799
Pacific Rim                          43                        52
                         ---------------------    --------------------
Total                     $       1,311             $       2,341
                         =====================    ====================


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

General

           Overview

           On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries voluntarily filed for bankruptcy. Prior to bankruptcy, the Company provided technology services including leasing to customers worldwide, offered leasing to key vertical industries and, through its venture financing group, provided equipment leasing and other financing and services to venture capital-backed companies. Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc. In addition, the Company's operations were reorganized into four reportable groups of business:
US Leasing, European IT Leasing; the Corporate Asset Management group ("CAM group"); and Ventures.

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

           All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the Contingent Distribution Rights in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

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

           Critical Accounting Policies

           The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements. The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR No. 60") which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

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

        o Ventures Investments: Ventures provided venture leases, venture debt and direct equity financing to venture capital-backed companies (collectively, the "investments"). Venture leases are leases with warrants that were intended to compensate Ventures for providing equipment leases with terms having lower periodic rental payments than leases without warrants. Similarly, venture debt is a high-risk loan with warrants or a conversion-to-equity feature with more flexible terms than more traditional debt financing. Direct equity financings involved Ventures' purchase of convertible preferred stock and common stock from its customers. The Company carries the investments at the lower cost or net realizable value. The Company regularly estimates the net realizable value of these investments by adjusting their carrying value for known trends and historical collection experience. This estimate could require further adjustment based on changing circumstances, including changes in the economy or in the particular circumstances of a specific investment.

        o Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts. This allowance reflects management's estimate of the amount of the Company's receivables that it will be unable to collect and is based on current trends and historical collection experience. The estimate could require adjustments based on changing circumstances, including changes in the economy or in the particular circumstances of individual customers. Accordingly, the Company may be required to increase or decrease the amount of allowance.

        o Residual Value of Rental Equipment: Direct financing and sale-type leased assets consist of the present value of the future minimum lease payments plus the present value of the residual (collectively referred to as the "Net Investment"). Residual is the estimated fair market value of the equipment on lease at lease termination. Revenue on operating leases consists of the contractual lease payments which is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment. Depreciation is recognized on a straight-line basis over the lease term to the Company's estimate of the equipment's fair market value at lease termination, commonly referred to as "residual value." In estimating the equipment's fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed periodically to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the amounts assumed in determining the fair market value of the equipment at lease termination and the ultimate gain or loss on disposition of assets.

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

           Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of March 31, 2003 and September 30, 2002, the consolidated balances as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

Recent Developments

           On May 2, 2003, the Company announced that its Board of Directors had declared a cash dividend of $73.33 per share on the outstanding shares of its common stock, payable on May 22, 2003 to common stockholders of record on May 12, 2003. As of May 14, 2003, the Company had 4,197,100 million shares of common stock outstanding. Mellon Investor Services will serve as paying agent for the dividend to common stockholders. Comdisco intends to treat this distribution for income tax purposes as the first in a series of liquidating distributions in complete liquidation of the Company.

           The Company also announced on May 2, 2003 that it will make a cash payment of $0.01793 per right on the Contingent Distribution Rights, payable on May 22, 2003 to Contingent Distribution Rights holders of record on May 12, 2003. The aggregate cash payment to a particular holder of record of Contingent Distribution Rights will be rounded to the nearest $0.01 (up or down), with $0.005 being rounded down. Comdisco Holding Company has approximately 152.8 million Contingent Distribution Rights outstanding. Mellon Investor Services will serve as paying agent for the payment to holders of Contingent Distribution Rights.

           On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Comprendium Investment SA is controlled by Thomas Flohr, who until January 2001 served as president of Comdisco Europe, a division of Comdisco, Inc. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately (euro)285 million (approximately $316 million) at closing, and will receive four additional payments totaling up to approximately (euro)38 million (approximately $42 million) over the next 42 months, contingent upon specific portfolio performance criteria. The four additional payments are subject to reduction if certain customers exercise contractual termination provisions, the probability of which the Company believes is remote. The U.S. dollar equivalents were calculated using the average exchange rate of the foreign exchange transactions completed by the Company on April 30, 2003. The transaction resulted from an extensive offering and bidding process run by the Company's independent investment banking firm. The German subsidiary sold to Comprendium comprised a majority of the Company's European assets.

           For financial reporting purposes, the assets and liabilities of the Company's German leasing subsidiary as of March 31, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to discontinued operations and the results of operations of the Company's German leasing subsidiary are included in the statement of earnings (loss) as discontinued operations. An adjustment to the estimated fair value of the stock sold was recognized in conjunction with the adoption of fresh-start reporting on July 31, 2002. The Company expects to realize a gain on the sale of approximately $3 million in the third quarter of fiscal 2003.

           On April 2, 2003, the Company made an optional partial redemption of $75 million principal amount of its Subordinated Notes. On April 28, 2003, the Company made a final redemption of $85 million principal amount of its Subordinated Notes. Each of these partial redemptions of the Subordinated Notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date. See Note 6 of Notes to Consolidated Financial Statements for information regarding mandatory and optional redemptions of the Subordinated Notes.

Results of Operations

           Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the March 31, 2003 consolidated financial statements. As a result of the reorganization, the recording of the restructuring transactions, the asset disposition transactions and the implementation of fresh-start reporting pursuant to SOP 90-7, the Company's results of operations for the three and six months ended March 31, 2003 are not comparable to the results of operations for the three and six months ended March 31, 2002. The information in this section should be read in conjunction with the consolidated financial statements and the related notes thereto.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

           Total Revenue

           Total revenue decreased 66 percent to $121 million for the three months ended March 31, 2003 from $353 million for the three months ended March 31, 2002. The decrease is due to lower revenues from all of the Company's operations. Since March 31, 2002, the Company has sold a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). As a result of these sales, the Company has significantly less revenue producing assets. Furthermore, the Company's business purpose is limited to selling and collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company. The decrease in total revenue in the current year period compared to the year ago period reflects the declining assets of the Company and the Company expects this trend to continue.

           Additional revenue information for each of the Company's current four business segments, US Leasing, European IT Leasing, Ventures and CAM group, is set forth below.

           Total Leasing Revenue

           Total leasing revenue decreased 75 percent to $63 million for the three months ended March 31, 2003 from $252 million for the three months ended March 31, 2002. The decrease in total leasing revenue is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing revenue from the Company's US Leasing operations decreased 69 percent to $23 million for the three months ended March 31, 2003. Total leasing revenue from the Company's European IT Leasing operations decreased 50 percent to $3 million for the three months ended March 31, 2003. Ventures total leasing revenue decreased 53 percent to $27 million for the three months ended March 31, 2003. Total leasing revenue from the Company's CAM group decreased 91 percent to $10 million for the three months ended March 31, 2003. The decrease in total leasing revenue from the Company's CAM group is primarily due to the leased asset sales to GE Capital and other organizations discussed in Note 4 of Notes to Consolidated Financial Statements.

           Sales Revenue

           The Company generates sales from two sources: (a) the sale of used equipment from its inventory and (b) the sale of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Given the Company's limited business purpose, it conducts these types of sales transactions rather than extending existing leases or releasing its inventory of equipment. Revenue from sales decreased 43 percent to $41 million for the three months ended March 31, 2003 from $72 million for the three months ended March 31, 2002. This decrease is due primarily to the declining lease base and the related declines in equipment available for sale. In addition, generally declining values for electronics equipment in inventory has also resulted in lower revenues on these sales. US Leasing sales revenue increased 25 percent to $25 million for the three months ended March 31, 2003. European IT Leasing sales revenue increased 300 percent to $4 million for the three months ended March 31, 2003 as a result of one significant mid-term lease buyout. Ventures sales revenue increased 40 percent to $7 million for the three months ended March 31, 2003 primarily due to a number of mid-term lease buyouts in the current year quarter. CAM group sales revenue decreased 89 percent to $5 million for the three months ended March 31, 2003.

           Technology Service Revenue

           Revenue from technology services decreased 62 percent to $5 million for the three months ended March 31, 2003 from $13 million for the three months ended March 31, 2002. The decrease is primarily the result of the sale of the North American portion of the IT CAP Services business in February, 2002, and the continued wind down of the Company's remaining network services business.

           Other Revenue

           Other revenue decreased 25 percent to $12 million for the three months ended March 31, 2003 from $16 million for the three months ended March 31, 2002. Interest income on notes decreased 78 percent to $2 million for the three months ended March 31, 2003 from $9 million for the three months ended March 31, 2002. Foreign exchange gain is due to the strengthening of the Euro compared to the U.S dollar during the three months ended March 31, 2003. These transaction gains and losses arise from the impact of exchange rate fluctuations on transactions denominated in a currency other than the functional currency. The components of other revenue were as follows (in millions):

                                           For the three months ended
                                                    March 31,
                                            2003               2002
                                    ---------------       ---------------

Sale of equity holdings              $          1          $         8
Interest income on notes                        2                    9
Foreign exchange gain (loss)                    8                   (2)
Other                                           1                    1
                                    ---------------       --------------
Total other revenue                  $         12          $        16
                                    ===============       ==============

           Total Costs and Expenses

           Total operating costs and expenses decreased 81 percent to $84 million for the three months ended March 31, 2003 from $448 million for the three months ended March 31, 2002. Additional cost and expense information for each of the Company's current business segments is set forth below.

           Total Leasing Costs and Expenses

           Total leasing costs and expenses decreased 77 percent to $40 million for the three months ended March 31, 2003 from $176 million for the three months ended March 31, 2002. The decrease in total leasing costs and expenses is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing costs and expenses from the Company's US Leasing operations decreased 77 percent to $10 million for the three months ended March 31, 2003. Total leasing costs and expenses from the Company's European IT Leasing operations decreased 67 percent to $2 million for the three months ended March 31, 2003. Ventures total leasing costs and expenses decreased 55 percent to $21 million for the three months ended March 31, 2003. Total leasing costs and expense from the Company's CAM group decreased 91 percent to $7 million for the three months ended March 31, 2003. The decrease in total leasing costs and expenses from the Company's CAM group is primarily due to the leased asset sales to GE Capital and other organizations discussed in Note 4 of Notes to Consolidated Financial Statements.

           Sales Costs and Expenses

           Sales costs and expenses decreased 45 percent to $45 million for the three months ended March 31, 2003 from $82 million for the three months ended March 31, 2002. The decrease in the three months ended March 31, 2003 compared to the three months ended March 31, 2002 reflects reductions in the volume of sales due to continued reductions in assets available for sale. Generally declining fair market values for electronics equipment has resulted in losses on sales of such equipment. Equipment inventory is carried at the lower of net book value at lease term or fair value. US Leasing sales costs and expenses increased 11 percent to $21 million for the three months ended March 31, 2003. Margins on those sales were 16 percent and 5 percent in the three months ended March 31, 2003 and 2002, respectively. European IT Leasing sales costs and expenses increased to $5 million for the three months ended March 31, 2003 from $0 million during the three months ended March 31, 2002. Ventures sales costs and expenses decreased 20 percent to $4 million for the three months ended March 31, 2003. CAM group sales costs and expenses decreased 74 percent to $15 million for the three months ended March 31, 2003. CAM group sales in the current quarter are primarily electronics equipment remarketed from inventory. Declines in electronics equipment inventory fair value at March 31, 2003 negatively impacted the CAM group's sales cost and expenses.

           Technology Services Costs and Expenses

           Technology services costs and expenses decreased 75 percent to $2 million for the three months ended March 31, 2003 from $8 million for the three months ended March 31, 2002. The decrease is primarily the result of the sale of the North American portion of the IT CAP Services business in February 2002, and the continued wind down of the Company's remaining network services business.

           Selling, General and Administrative Expenses

           Selling, general and administrative expenses decreased 32 percent to $45 million for the three months ended March 31, 2003 from $66 million for the three months ended March 31, 2002. The following table summarizes selling, general and administrative expenses (in millions):

                                         SUCCESSOR           PREDECESSOR
                                             For the three months ended
                                                    March 31,
                                            2003               2002
                                    ------------------ |  -----------------
                                                       |
Incentive compensation               $         13      |    $       15
Other compensation and benefits                10      |            32
Outside professional services                   7      |            10
Contingent Distribution Rights                 10      |             -
Other expenses                                  5      |             9
                                    ------------------ |  -----------------
                                     $         45      |    $       66
                                    ================== |  =================

           The decreases in compensation and benefits in the current year compared to the year earlier period reflect the continued reduction in personnel. As of July 16, 2001, the date the Company filed bankruptcy, the Company had approximately 2,100 domestic employees. As of the date of emergence from bankruptcy, the Company had approximately 400 domestic employees. As of March 31, 2003, the Company had approximately 300 domestic employees.

           Included in selling, general and administrative expenses for the three months ended March 31, 2003 is $10 million related to the increase in the estimated liability for Contingent Distribution Rights as of March 31, 2003. Management's estimate of the liability has increased consistent with the distributions made in accordance with the Plan and the increase in stockholders' equity in the three months ended March 31, 2003.

           Write-down of Equity Securities

           The charge for write-down of equity securities was $1 million for the three months ended March 31, 2003 compared to $10 million for the three months ended March 31, 2002. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

           Bad Debt Expense

           Bad debt expense decreased to $(55) million for the three months ended March 31, 2003 from $72 million for the three months ended March 31, 2002. The decrease is primarily due to better than anticipated collection results in the three months ended March 31, 2003 on the Company's assets and management's estimate of the reserves necessary for the Company's existing assets as of March 31, 2003 (See Note 7 of Notes to Consolidated Financial Statements).

           Interest Expense

           Interest expense decreased 54 percent to $6 million for the three months ended March 31, 2003 from $13 million for the three months ended March 31, 2002. The decrease in the current year period compared to the year earlier period is primarily due to continued reductions in secured debt. Interest expense on the Company's Subordinated Notes was minimal during the three months ended March 31, 2003 due to the redemptions of its Subordinated Notes (see Note 7 of Notes to Consolidated Financial Statements and "Financial Condition" for a discussion of the Subordinated Notes).

           As of July 16, 2001, the Predecessor company ceased accruing interest on its unsecured debt obligations. Contractual interest on all obligations for the three months ended March 31, 2002 was $59 million in excess of recorded interest expense included in the accompanying financial statements.

           Reorganization Items

           Charges for reorganization items were $21 million for the three months ended March 31, 2002. See Note 5 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items.

           Net Earnings (Loss) from Continuing Operations

           Net earnings from continuing operations were $37 million in the three months ended March 31, 2003, or $8.70 per common share, compared to a net loss of $96 million or $0.64 per share in the three months ended March 31, 2002. The net earnings from continuing operations in the three months ended March 31, 2003 is primarily the result of a reduced provision for credit losses, offset by accruals for the Company's Contingent Distribution Rights liability.

           Discontinued Operations

           Net earnings from discontinued operations were immaterial for the three months ended March 31, 2003 compared to net earnings from discontinued operations of $2 million for the three months ended March 31, 2002.

        o German leasing subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany. The results of operations for this subsidiary have been classified as discontinued operations and prior year periods have been restated. Revenue was $35 million during the three months ended March 31, 2003 compared to $48 million during the three months ended March 31, 2002. Costs and expenses for these operations were $34 million during the three months ended March 31, 2003 compared to $43 million during the three months ended March 31, 2002. Net earnings were immaterial during the three months ended March 31, 2003 and 2002.

        o International Leasing: Revenue from discontinued International Leasing operations was $40 million during the three months ended March 31, 2002. Costs and expenses for there operations were $37 million during the three months ended March 31, 2002. Revenues and expenses from International Leasing were immaterial for the three months ended March 31, 2003. The decrease in both revenue and costs in the current year period compared to the prior year period is a result of the sales. Net earnings for International Leasing were $2 million during the three months ended March 31, 2002.

           Net Earnings (Loss)

           Net earnings for the three months ended March 31, 2003 were $37 million compared to a net loss of $(94) million for the three months ended March 31, 2002.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

           Total Revenue

           Total revenue decreased 63 percent to $283 million for the six months ended March 31, 2003 from $757 million for the six months ended March 31, 2002. The decrease is due to lower revenues from all of the Company's operations. Since March 31, 2002, the Company has sold a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). As a result of these sales, the Company has significantly less revenue producing assets. Furthermore, the Company's business purpose is limited to selling and collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company. The decrease in total revenue in the current year period compared to the year ago period reflects the declining assets of the Company and the Company expects this trend to continue.

           Additional revenue information for each of the Company's current four business segments, US Leasing, European IT Leasing, Ventures and CAM group, is set forth below.

           Total Leasing Revenue

           Total leasing revenue decreased 71 percent to $155 million for the six months ended March 31, 2003 from $538 million for the six months ended March 31, 2002. The decrease in total leasing revenue is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing revenue from the Company's US Leasing operations decreased 63 percent to $60 million for the six months ended March 31, 2003. Total leasing revenue from the Company's European IT Leasing operations decreased 53 percent to $7 million for the six months ended March 31, 2003. Ventures total leasing revenue decreased 47 percent to $66 million for the six months ended March 31, 2003. Total leasing revenue from the Company's CAM group decreased 91 percent to $22 million for the six months ended March 31, 2003. The decrease in total leasing revenue from the Company's CAM group is primarily due to the leased asset sales to GE Capital and other organizations discussed in Note 4 of Notes to Consolidated Financial Statements.

           Sales Revenue

           Revenue from sales decreased 47 percent to $87 million for the six months ended March 31, 2003 from $165 million for the six months ended March 31, 2002. This decrease is due primarily to the declining lease base and the completion of a sale to a single customer in the CAM group, which generated $38 million of sales revenue during the six months ended March 31, 2002. US Leasing sales revenue increased 15 percent to $55 million for the six months ended March 31, 2003. European IT Leasing sales revenue increased 350 percent to $9 million for the six months ended March 31, 2003 primarily due to one significant mid-term lease buyout in the second quarter of fiscal 2003. Ventures sales revenue increased 22 percent to $11 million for the six months ended March 31, 2003 primarily due to an increase in the number of mid-term lease buyouts in the current year period compared to the prior year period. CAM group sales revenue decreased 89 percent to $12 million for the six months ended March 31, 2003.

           Technology Service Revenue

           Revenue from technology services decreased 62 percent to $10 million for the six months ended March 31, 2003 from $26 million for the six months ended March 31, 2002. The decrease is primarily the result of the sale of the North American portion of the IT CAP Services business in February 2002, and the continued wind down of the Company's remaining network services business.

           Other Revenue

           Other revenue increased 11 percent to $31 million for the six months ended March 31, 2003 from $28 million for the six months ended March 31, 2002. Interest income on notes decreased 61 percent to $7 million for the six months ended March 31, 2003 from $18 million for the six months ended March 31, 2002. Foreign exchange gain is due to the strengthening of the Euro compared to the U.S dollar during the six months ended March 31, 2003. These transaction gains and losses arise from the impact of exchange rate fluctuations on transactions denominated in a currency other than the functional currency. The components of other revenue were as follows (in millions):

                                         SUCCESSOR           PREDECESSOR
                                             For the six months ended
                                                    March 31,
                                            2003               2002
                                    ------------------ |  -----------------
                                                       |
Sale of equity holdings              $          1      |    $        8
Interest income on notes                        7      |            18
Foreign exchange gain (loss)                   21      |            (2)
Other                                           2      |             4
                                    ------------------ |  -----------------
Total other revenue                  $         31      |   $        28
                                    ================== |  =================


           Total Costs and Expenses

           Total operating costs and expenses decreased 79 percent to $240 million for the six months ended March 31, 2003 from $1.1 billion for the six months ended March 31, 2002. In the six months ended March 31, 2002, the Company recorded $288 million of reorganization items, including the $262 million of pre-tax charges for the sales of electronics, laboratory and scientific leased asset portfolios discussed in Note 4 of Notes to Consolidated Financial Statements. Additional cost and expense information for each of the Company's current business segments is set forth below.

           Total Leasing Costs and Expenses

           Total leasing costs and expenses decreased 73 percent to $103 million for the six months ended March 31, 2003 from $377 million for the six months ended March 31, 2002. The decrease in total leasing costs and expenses is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing costs and expenses from the Company's US Leasing operations decreased 76 percent to $23 million for the six months ended March 31, 2003. Total leasing costs and expenses from the Company's European IT Leasing operations decreased 62 percent to $5 million for the six months ended March 31, 2003. Ventures total leasing costs and expenses decreased 41 percent to $59 million for the six months ended March 31, 2003. Total leasing costs and expenses from the Company's CAM group decreased 90 percent to $16 million for the six months ended March 31, 2003. The decrease in total leasing costs and expenses from the Company's CAM group is primarily due to the leased asset sales to GE Capital and other organizations discussed in Note 4 of Notes to Consolidated Financial Statements.

           Sales Costs and Expenses

           Sales costs and expenses decreased 55 percent to $73 million for the six months ended March 31, 2003 from $163 million for the six months ended March 31, 2002. The decrease in the six months ended March 31, 2003 compared to the six months ended March 31, 2002 reflects reductions in the volume of sales due to continued reductions in assets available for sale. US Leasing sales costs and expenses decreased 5 percent to $38 million for the six months ended March 31, 2003. Margins on those sales were 31 percent and 17 percent in the six months ended March 31, 2003 and 2002, respectively. European IT Leasing sales costs and expenses increased 167 percent to $8 million for the six months ended March 31, 2003. Ventures sales costs and expenses increased 17 percent to $5 million for the six months ended March 31, 2003 compared to $6 million for the six months ended March 31, 2002. CAM group sales costs and expenses decreased 81 percent to $22 million for the six months ended March 31, 2003. CAM group sales in the current quarter are primarily electronics equipment remarketed from inventory. Declining fair market values for electronics equipment has resulted in losses on sales of such equipment and has negatively impacted the carrying value of the CAM group inventory.

           Technology Services Costs and Expenses

           Technology services costs and expenses decreased 68 percent to $6 million for the six months ended March 31, 2003 from $19 million for the six months ended March 31, 2002. The decrease is primarily the result of the sale of the North American portion of the IT CAP Services business in February 2002, and the continued wind down of the Company's remaining network services business.

           Selling, General and Administrative Expenses

           Selling, general and administrative expenses decreased 29 percent to $88 million for the six months ended March 31, 2003 from $124 million for the six months ended March 31, 2002. The following table summarizes selling, general and administrative expenses (in millions):

                                         SUCCESSOR           PREDECESSOR
                                             For the six months ended
                                                    March 31,
                                            2003               2002
                                    ------------------ |   -----------------
                                                       |
Incentive compensation               $         24      |    $        30
Other compensation and benefits                20      |             52
Outside professional services                  21      |             18
Contingent Distribution Rights                 16      |              -
Other expenses                                  7      |             24
                                    ------------------ |   -----------------
                                     $         88      |    $       124
                                    ==================     =================


           The decreases in compensation and benefits in the current year compared to the year earlier period reflect the continued reduction in personnel. As of July 16, 2001, the date the Company filed bankruptcy, the Company had approximately 2,100 domestic employees. As of the date of emergence from bankruptcy, the Company had approximately 400 domestic employees. As of March 31, 2003, the Company had approximately 300 domestic employees.

           Included in selling, general and administrative expenses for the six months ended March 31, 2003 is $16 million related to the increase in the estimated liability for Contingent Distribution Rights as of March 31, 2003. Management's estimate of the liability has increased consistent with the distributions made in accordance with the Plan and the increase in stockholders' equity in the six months ended March 31, 2003.

           Write-down of Equity Securities

           The charge for write-down of equity securities decreased 81 percent to $8 million for the six months ended March 31, 2003 from $43 million for the six months ended March 31, 2002. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

           Bad Debt Expense

           Bad debt expense decreased to $(60) million for the six months ended March 31, 2003 from $110 million for the six months ended March 31, 2002. The decrease is primarily due to better than anticipated collection results in the six months ended March 31, 2003 on the Company's assets and management's estimate of the reserves necessary for the Company's assets as of March 31, 2003 (See Note 7 of Notes to Consolidated Financial Statements).

           Interest Expense

           Interest expense decreased 12 percent to $22 million for the six months ended March 31, 2003 from $25 million for the six months ended March 31, 2002. The decrease in the current year period compared to the year earlier period is primarily due to continued reductions in secured debt, offset by interest expense incurred on the Company's Subordinated Notes.

           As of July 16, 2001, the Predecessor company ceased accruing interest on its unsecured debt obligations. Contractual interest on all obligations for the six months ended March 31, 2002 was $119 million in excess of recorded interest expense included in the accompanying financial statements.

           Reorganization Items

           Charges for reorganization items were $288 million for the six months ended March 31, 2002. See Note 5 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the $262 million of pre-tax charges for the sales of electronics, laboratory and scientific leased asset portfolios.

           Net Earnings (Loss) from Continuing Operations

           Net earnings from continuing operations were $43 million in the six months ended March 31, 2003, or $10.32 per common share, compared to a net loss of $322 million or $2.14 per share in the six months ended March 31, 2002. The net loss from continuing operations in the six months ended March 31, 2002 is primarily the result of reorganization items.

           Discontinued operations

           Net earnings from discontinued operations were $2 million for the six months ended March 31, 2003 compared to net earnings from discontinued operations of $216 million for the six months ended March 31, 2002.

o German leasing subsidiary: The results for this subsidiary have been classified as discontinued operations and prior year periods have been restated. Revenue for these operations were $75 million during the six months ended March 31, 2003 compared to $98 million during the six months ended March 31, 2002. Costs and expenses for these operations were $70 million during the six months ended March 31, 2003 compared to $84 million during the six months ended March 31, 2002. Net earnings were $2 million and $9 million during the six months ended March 31, 2003 and 2002, respectively.

o International Leasing: Revenue from these operations was immaterial during the six months ended March 31, 2003 compared to $81 million during the six months ended March 31, 2002. Costs and expenses for these operations were immaterial during the six months ended March 31, 2003 compared to $76 million during the six months ended March 31, 2002. The decrease in both revenue and costs in the current year period compared to the prior year period is a result of the sales. Net earnings were $3 million during the six months ended March 31, 2002.

o Availability Solutions: The results of operations of availability solutions have been classified as discontinued operations and prior periods have been restated. Revenue from availability solutions was $67 million for the six months ended March 31, 2002. Availability solutions costs were $59 million for the six months ended March 31, 2002.

           Net earnings of the availability solutions business were $204 million for the six months ended March 31, 2002. Approximately $199 million of the net earnings within discontinued operations for the six months ended March 31, 2002 relates to the gain on the sale of the availability solutions business.

           The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the Company's intention to exit the availability solutions businesses of Germany and Spain (including the possible sale of assets in either or both countries), the Company has also accounted for these operations as discontinued operations. Revenue and expense for the Company's operations in Germany and Spain for the six months ended March 31, 2002 were immaterial.

           Net Earnings (Loss)

           Net earnings for the six months ended March 31, 2003 were $45 million compared to a net loss of $106 million for the six months ended March 31, 2002.

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

           The Senior Notes were issued pursuant to an indenture dated as of August 12, 2002 and amended as of October 7, 2002 (the "Senior Note Indenture"). Similarly, the Subordinated Notes were issued pursuant to an indenture dated as of August 12, 2002 and amended as of October 7, 2002 (the "Subordinated Note Indenture"). On October 21, 2002, the Company voluntarily redeemed the entire $400 million outstanding principal amount of its Senior Notes at a price equal to 100% of their principal amount plus accrued and unpaid interest from August 12, 2002 to the redemption date. On November 14, 2002, pursuant to its obligations under the Subordinated Notes, the Company made a mandatory partial redemption of $65 million of the outstanding principal amount of its Subordinated Notes. On December 23, 2002, the Company made an optional partial redemption of $200 million principal amount of its Subordinated Notes. On December 31, 2002, the Company made an interest payment of approximately $16 million with respect to the Subordinated Notes. On January 9, 2003, the Company made an optional partial redemption of $100 million principal amount of its Subordinated Notes. On February 10, 2003, the Company made an optional partial redemption of $50 million principal amount of its Subordinated Notes. On March 4, 2003, the Company made an optional partial redemption of $75 million principal amount of its Subordinated Notes. On April 2, 2003, the Company made an optional partial redemption of $75 million principal amount of its Subordinated Notes. On April 28, 2003, the Company made the final redemption of $85 million principal amount of its Subordinated Notes. Each of these partial redemptions of the Subordinated Notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date.

           Prior to the final redemption of the Subordinated Notes on April 28, 2003, the Company's obligations with respect to payment of interest and principal under the Subordinated Notes were secured by a first-priority security interest in all the capital stock of Comdisco Global Holding Company, Inc., Comdisco, Inc., Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc. Because the Company's investments in its subsidiaries were pledged to secure the obligations under the Subordinated Notes, Comdisco Holding's ability to obtain additional or alternate financing was restricted.

           The Company must rely on cash generated from the orderly sale and run-off of its assets to meet its liquidity needs. All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the Contingent Distribution Rights in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

           The Company continually evaluates opportunities for the orderly sale and run-off of its remaining assets, including the sale of one or more of its leasing asset portfolios. Comdisco, Inc.'s bankruptcy filing and the potential sale of some or all of these businesses created uncertainty that had an adverse impact on the Company's business. The Company believes this uncertainty negatively impacted the Company's financial results for the six months ended March 31, 2003. Furthermore, and in addition to the uncertainty created by the Company's limited business purpose, this uncertainty will continue to have an impact on the Company's operations and its ability to implement the Plan. See Risk Factors below for additional risks associated with the bankruptcy filing and the Company's future results of operations.

           At March 31, 2003, the Company had unrestricted cash and cash equivalents of approximately $157 million, a decrease of approximately $389 million compared to September 30, 2002. Net cash provided by operating activities for the six months ended March 31, 2003 was $727 million. Net cash used in investing activities was $32 million for the six months ended March 31, 2003.

           The Company's operating activities during the six months ended March 31, 2003, including capital expenditures, were funded primarily by cash flows from operations (primarily lease receipts), including the realization of residual values through remarketing activities. The Company's liquidity has typically been augmented by the realization of cash from the remarketing of leased equipment. Liquidity from remarketing during the six months ended March 31, 2003 decreased compared to the year earlier period and this trend is expected to continue as the Company's asset base decreases and is reduced to cash. See the risk factor entitled "Remarketing Results Are Uncertain" in Risk Factors Relating to the Company, below, for information regarding remarketing.

           The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of May 12, 2003, the Company's unrestricted cash balances exceeded $380 million, of which approximately $310 million represents the aggregate amount of the dividend and distribution to be paid by the Company with respect to its Common Stock and Contingent Distribution Rights on May 22, 2003. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations under the Plan for the foreseeable future.

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

           Pursuant to the terms of the Contingent Distribution Rights distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the present value of distributions made to certain former creditors of Comdisco, Inc. As the present value of distributions to those creditors reaches a threshold level of percentage recovery established pursuant to the Plan, holders of Contingent Distribution Rights are entitled to receive payments from the Company on the terms set forth in the Plan and further clarified in the Contingent Distribution Rights Agreement and in two bankruptcy court orders recently entered (filed herewith as Exhibits 99.3 and 99.4). As of May 14, 2003, after giving effect to all prior distributions made to the relevant creditors and the payment on May 22, 2003 of the common stock dividend declared by the Company on May 2, 2003, the present value of distributions to such creditors will be approximately $3.164 billion and their percentage recovery will be approximately 87.2 percent. Because the percentage recovery will exceed the threshold level of percentage recovery, the Company announced on May 2, 2003 a cash payment of $0.01793 per right, payable on May 22, 2003 to Contingent Distribution Rights holders of record on May 12, 2003.

           Claims remaining in the Disputed Claim Reserve (as defined in the Plan) as of May 14, 2003, which claims have not been allowed or otherwise resolved, were estimated by the Company in the amount of $375.2 million pursuant to bankruptcy court authority. As these claims are allowed or otherwise resolved, distributions may be made to the former creditors of Comdisco, Inc. that would entitle holders of Contingent Distribution Rights to receive a payment as described above. Payments by the Company in respect of Contingent Distribution Rights are made from cash on hand and not from funds released from the Disputed Claim Reserve. Accordingly, the Company expects to maintain cash reserves sufficient to make any required payment on the Contingent Distribution Rights resulting from the distribution of funds released from the Disputed Claim Reserve. The next scheduled payment of funds released from the Disputed Claim Reserve will be made on or about May 15, 2003 as required by the Plan. This scheduled payment of funds released from the Disputed Claim Reserve, however, was not considered in the calculation of the present value of distributions to certain former creditors of Comdisco, Inc., or the percentage recovery of such creditors, as of May 14, 2003 or the amount of the payment on Contingent Distribution Rights to be made by the Company on May 22, 2003. The Company expects to announce a payment on the Contingent Distribution Rights corresponding to this scheduled payment of funds released from the Disputed Claim Reserve subsequent to the payment on Contingent Distribution Rights to be made on May 22, 2003.

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

           In addition, the Company has incurred, and will continue to incur, significant costs associated with its reorganization and implementation of the Plan. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations.

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

           The Payment of Dividends and Distributions

           All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the Contingent Distribution Rights in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time. The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. Accordingly, the amount of funds potentially available to pay dividends on the Company's Common Stock and to make distributions with respect to the Contingent Distribution Rights is limited to the funds (in excess of the Company's liabilities) that may be generated from the remaining asset portfolios.

           The Company's Liquidity is Dependent on a Number of Factors

           The Company's liquidity generally depends on cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, timely payment by its customers, global economic and political conditions, control of operating costs and expense and the ability of the Company to dispose of its assets. The Company's remaining lease funding obligations are immaterial.

           Remarketing Results Are Uncertain

           Quarterly operating results and cash from the sale of assets depend substantially upon remarketing transactions, which are difficult to forecast accurately. The general economic slowdown and particularly the decrease in technology equipment spending may have a negative impact on equipment values and remarketing results. There can be no assurance that the Company's current financial condition and emergence from bankruptcy will not continue to have a negative impact on the ability of the Company to sell its remaining assets.

           The Company is Affected By Product and Market Development

           The markets for the Company's principal products are characterized by rapidly changing technology, frequent new product announcements and enhancements, evolving industry standards and customer demands and declining prices. These rapidly changing market conditions could adversely affect the Company's business

           The Company's Investments in Certain Industries May Cause Business and Broader Financial Results to Suffer

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

           Current Economic Conditions Have Made It Difficult for Ventures to Timely Realize on its Investments and Have Adversely Affected the Ability of Ventures Customers to Timely Meet Their Obligations to the Company

           Ventures, through Comdisco, Inc.'s former Ventures group, leased equipment to, made loans to and equity investments in various privately held companies. The Company's Venture operations are now directed by Comdisco Ventures, Inc., a wholly-owned subsidiary of Comdisco, Inc. Prior to the bankruptcy filing, the companies in which Ventures invested were typically in an early stage of development with limited operating histories and limited or no revenues and expectations of substantial losses. The current slowdown in economic growth has and could continue to materially affect these companies. Accordingly, investments in these companies may not result in any return and the Company may lose its entire investment and/or principal balance. Many of the companies to which Ventures provided venture financing prior to the bankruptcy filing are dependent on third parties for liquidity. The significant change in the availability of funds has had, and may continue to have, a material impact on the fair market value of the Company's equity instruments and credit risk on its debt instruments. If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the Company's credit losses. Further, increases in credit losses during fiscal year 2002 indicate that there is an increasing number of companies in the Ventures' portfolio than are currently experiencing or will be experiencing liquidity shortfalls in the near term. Early-stage companies, unable to obtain additional financing, are reducing overhead or closing down completely. Management has an on-going portfolio review process intended to identify problem companies within the Ventures' financing portfolio. To the extent there are revisions in management's estimates requiring additional bad debt provisions, the Company's operating results and financial condition could be materially adversely affected.

           Current economic conditions also have adversely affected the opportunities for the acquisition/merger of the internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of Ventures' portfolio. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected the ability of the Company to dispose of the equity securities and the value of those securities on the date of sale. Exacerbating these conditions is the fact that the equity instruments held by the Company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company is unable to dispose of its equity securities. As a result, Ventures may not be able to generate gains or receive proceeds from the sale of equity holdings and the Company's business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Venture portfolio to parties willing to lend to such companies. The liquidation preferences have had, and may continue to have, an adverse impact on the value of Ventures equity and warrant holdings. For those securities without a public trading market, the realizable value of Ventures' interests may prove to be lower than the carrying value currently reflected in the financial statements.

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

           Limited Public Market for Common Stock

           There is currently a limited public market for the Company's Common Stock. Holders of the Company's Common Stock may therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company's business performance, industry dynamics, news announcements or changes in general economic conditions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The local currency of the Company's German leasing subsidiary was Euros and represented a significant portion of the Company's exposure to foreign exchange rate fluctuations. Therefore, the sale and subsequent repatriation of the proceeds from the sale of the stock of its German leasing subsidiary significantly reduces the Company's foreign exchange risk in future periods. Otherwise, there has been no material change during the first six months ended March 31, 2003 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

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



PART II. OTHER INFORMATION

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
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

    Exhibit No.                Description of Exhibit
    -----------                ----------------------

           3.1 Certificate of Incorporation of Registrant, dated August 8, 2002 (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 000-499-68).

           3.2 By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 000-499-68).

           10.1 Amended Share Purchase Agreement, dated as of April 29, 2003, between Comdisco Factoring (Nederland) B.V. and Comprendium Investment (Deutschland) GmbH (Filed herewith).

           11.1 Statement re: computation of per share earnings (Filed herewith).

           99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

           99.2 Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

           99.3 Order, dated March 27, 2003, (A) Estimating the Amounts of Disputed C-5A Interests and C-5B Subordinated Claims for Purposes of Establishing a Disputed Interests Reserve as Provided in the Debtors' Plan of Reorganization and
                     (B) Granting Certain Related Relief (Filed herewith).

           99.4 Order, dated April 17, 2003, Approving Manner in Which Contingent Equity Distributions Shall Be Made to Holders of Contingent Distribution Rights (Filed herewith).

Reports on Form 8-K

           On April 28, 2003, the Company filed a Current Report on Form 8-K, dated April 28, 2003. Pursuant to Item 5 of its Report, the Company reported that it issued a press release on April 28, 2003 announcing that it had completed the redemption of the remaining $85 million in aggregate principal amount of its 11% Subordinated Secured Notes due 2005. The Report added the press release as an exhibit pursuant to Item 7.

           On May 2, 2003, the Company filed a Current Report on Form 8-K, dated May 2, 2003. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on May 2, 2003 announcing that its Board of Directors had declared a cash dividend of $73.33 per share on the outstanding shares of the Company's common stock, payable on May 22, 2003 to common stockholders of record on May 12, 2003. In addition, the Company announced a cash payment of $0.01793 per right on its Contingent Distribution Rights on May 22, 2003 to Contingent Distribution Rights holders of record on May 12, 2003. The Report added the press release as an exhibit pursuant to Item 7.

                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMDISCO HOLDING COMPANY, INC.


        Dated: May 14, 2003           By:     /s/ David S. Reynolds
                                              ---------------------------------
                                      Name:   David S. Reynolds
                                      Title:  Senior Vice President and
                                              Controller (Principal
                                              Financial and Accounting Officer)


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


        Dated: May 14, 2003                  By:     /s/ Ronald C. Mishler
                                                     --------------------------
                                             Name:   Ronald C. Mishler
                                             Title:  Chairman, Chief Executive
                                                     Officer and President



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


        Dated: May 14, 2003                   By:     /s/ David S. Reynolds
                                                      --------------------------
                                              Name:   David S. Reynolds
                                              Title:  Senior Vice President
                                                           and Controller