Form 10-Q
period 2003-06-30
COMDISCO HOLDING CO INC
filed 2003-08-15
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                            FORM 10-Q
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2003
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,197,100 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on August 14, 2003.

                         COMDISCO HOLDING COMPANY, INC.
                                      INDEX


                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION.............................................3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings (Loss) (Unaudited)--Three
   and nine months ended June 30, 2003 (Successor) and the three and nine months ended June 30, 2002 (Predecessor)...........................4

   Consolidated Balance Sheets (Unaudited) June 30, 2003 (Successor) and
   September 30, 2002 (Successor)..............................................5

   Consolidated Statements of Cash Flows (Unaudited)--Nine months ended
   June 30, 2003 (Successor) and the nine months ended June 30, 2002
   (Predecessor)...............................................................6

   Notes to Consolidated Financial Statements (Unaudited)......................8

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................25

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk........42

  Item 4.   Controls and Procedures...........................................42

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings.................................................43

  Item 2.   Changes in Securities and Use of Proceeds.........................43

  Item 3.   Defaults Upon Senior Securities...................................43

  Item 4.   Submission of Matters to a Vote of Security Holders...............43

  Item 5.   Other Information.................................................43

  Item 6.   Exhibits and Reports on Form 8-K..................................43

        SIGNATURES............................................................44

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------
Forward-Looking Statements

     This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission and written and oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar importance. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan, cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)

                                                            Three months ended,                 Nine months ended,
                                                                  June 30,                           June 30,
                                                        SUCCESSOR       PREDECESSOR         SUCCESSOR       PREDECESSOR
                                                      -------------- | ---------------    -------------- | ---------------
                                                             2003    |         2002              2003    |         2002
                                                      -------------- | ---------------    -------------- | ---------------
Revenue                                                              |                                   |
Leasing                                                              |                                   |
                                                                     |                                   |
     Operating                                        $          24  | $           69     $         115  | $          415
     Direct financing                                             1  |              3                 3  |             18
     Sales-type                                                   2  |             11                 4  |             28
                                                      -------------- | ---------------    -------------- | ---------------
        Total leasing                                            27  |             83               122  |            461
                                                                     |                                   |
Sales                                                            38  |             44                70  |            162
Technology services                                               2  |             11                12  |             37
Other                                                            10  |             34                35  |             59
                                                      -------------- | ---------------    -------------- | ---------------
        Total revenue                                            77  |            172               239  |            719
                                                      -------------- | ---------------    -------------- | ---------------
                                                                     |                                   |
Costs and expenses                                                   |                                   |
Leasing                                                              |                                   |
     Operating                                                   21  |             59                98  |            328
     Sales-type                                                   2  |             10                 4  |             22
                                                      -------------- | ---------------    -------------- | ---------------
        Total leasing                                            23  |             69               102  |            350
                                                                     |                                   |
Sales                                                            32  |             62                68  |            184
Technology services                                               1  |              6                 7  |             25
Selling, general and administrative                              40  |             24                91  |             74
Write-down of equity securities                                   7  |             27                15  |             70
Bad debt expense                                                (27) |             17               (74) |            112
Interest (total Predecessor contractual interest 2002                |                                   |
- $60 and $195)                                                   1  |              1                25  |             16
Reorganization items                                             --  |             57                --  |            345
                                                      -------------- | ---------------    -------------- | ---------------
     Total costs and expenses                                    77  |            263               234  |          1,176
                                                      -------------- | ---------------    -------------- | ---------------
                                                                     |                                   |
Earnings (loss) from continuing operations before income             |                                   |
  taxes (benefit)                                                --  |           (91)                 5  |           (457)
Income taxes (benefit)                                           (1) |            --                 --  |            (60)
                                                      -------------- | ---------------    -------------- | ---------------
Earnings (loss) from continuing operations                        1  |           (91)                 5  |           (397)
Earnings (loss) from discontinued operations, net of                 |                                   |
tax                                                              39  |            (6)                80  |            194
                                                      -------------- | ---------------    -------------- | ---------------
Net earnings (loss)                                   $          40  | $         (97)     $          85  | $         (203)
                                                      ============== | ===============    ============== | ===============
Basic earnings (loss) per common share:                              |                                   |
  Earnings (loss) from continuing operations          $        0.24  | $       (0.60)     $        1.12  | $        (2.64)
  Earnings (loss) from discontinued operations                 9.25  |         (0.04)             19.13  |           1.29
                                                      -------------- | ---------------    -------------- | ---------------
  Net earnings (loss)                                 $        9.49  | $       (0.64)     $       20.25  | $        (1.35)
                                                      ============== | ===============    ============== | ===============
Diluted earnings (loss) per common share:                            |                                   |
  Earnings (loss) from continuing operations          $        0.24  | $       (0.60)     $        1.12  | $        (2.64)
  Earnings (loss) from discontinued operations                 9.25  |         (0.04)             19.13  |           1.29
                                                      -------------- | ---------------    -------------- | ---------------
  Net earnings (loss)                                 $        9.49  | $       (0.64)     $       20.25  | $        (1.35)
                                                      ============== | ===============    ============== | ===============
See accompanying notes to consolidated financial statements.



Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)


                                                                       Unaudited               Audited
                                                                       June 30,             September 30,
                                                                         2003                   2002
                                                                  --------------------   --------------------
ASSETS
Cash and cash equivalents                                         $               130    $               546
Cash - legally restricted                                                          30                     18
Receivables, net                                                                   41                     98
Inventory of equipment                                                             13                     33
Leased assets:
  Direct financing and sales-type                                                  30                     46
  Operating (net of accumulated depreciation)                                      63                    247
                                                                  --------------------   --------------------
    Net leased assets                                                              93                    293
Equity securities                                                                  17                     36
Assets of discontinued operations                                                 236                  1,251
Other assets:
  Electronics contingent payment                                                   36                     35
  Other                                                                            13                     31
                                                                  --------------------   --------------------
   Total other assets                                                              49                     66
                                                                  --------------------   --------------------
                                                                  $               609    $             2,341
                                                                  ====================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Term  notes  payable                                              $                --    $                35
Discounted  lease  rentals                                                          1                      2
Notes  payable                                                                     --                  1,050
Accounts  payable                                                                   9                     21
Income  taxes                                                                      24                     49
Liabilities related to assets of discontinued operations                           94                    420
Deferred income                                                                     8                     16
Other  liabilities:
  Accrued compensation                                                             43                     27
  Contingent Distribution Rights                                                   42                     10
  Other                                                                            33                     70
                                                                  --------------------   --------------------
   Total other liabilities                                                        118                    107
                                                                  --------------------   --------------------
                                                                                  254                  1,700

Stockholders' equity:
  Common stock $.01 par value. Authorized 10,000,000 shares;
    issued 4,200,000 shares.  4,197,100 shares outstanding at
    June 30, 2003; 4,200,000 shares outstanding at
    September 30, 2002                                                             --                     --
  Additional paid-in capital                                                      355                    413
  Accumulated other comprehensive income                                           --                      4
  Retained earnings                                                                --                    224
  Common stock held in treasury, at cost; 2,900 shares at
    June 30, 2003 (none at September 30, 2002)                                     --                     --
                                                                  --------------------   --------------------
      Total stockholders' equity                                                  355                    641
                                                                  --------------------   --------------------
                                                                  $               609    $             2,341
                                                                  ====================   ====================
See accompanying notes to consolidated financial statements.


Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the nine months ended June 30, 2003 and 2002

                                                                              SUCCESSOR           PREDECESSOR
                                                                                 2003                 2002
                                                                            ---------------    ------------------
Cash flows from operating activities:                                                       |
   Operating lease and other leasing receipts                               $          190  |  $             545
   Leasing costs, primarily rentals paid                                                --  |                (1)
   Lease portfolio sales                                                                 7  |                334
   Sales of equipment                                                                   71  |                157
   Sales costs                                                                          (2) |                 (6)
   Technology services receipts                                                         14  |                 42
   Technology services costs                                                            (2) |                (18)
   Note receivable receipts                                                             74  |                181
   Warrant proceeds                                                                      3  |                 28
   Other revenue                                                                        17  |                 34
   Selling, general and administrative expenses                                        (44) |                (75)
   Interest                                                                            (37) |                (21)
   Income taxes                                                                        (18) |                 (2)
                                                                            --------------- |  ------------------
     Net cash provided by continuing operations                                        273  |              1,198
     Net cash provided by discontinued operations                                      981  |              1,795
                                                                            --------------- |  ------------------
     Net cash provided by operating activities before reorganization items           1,254  |              2,993
                                                                            --------------- |  ------------------
Operating cash flows from reorganization items:                                             |
   Interest received on cash accumulated because of Chapter 11                              |
     proceeding                                                                         --  |                 22
   Professional fees paid for services rendered in connection with                          |
     the Chapter 11 proceeding                                                          --  |                (40)
                                                                            --------------- |  ------------------
     Net cash used by reorganization items                                              --  |                (18)
                                                                            --------------- |  ------------------
     Net cash provided by operating activities                                       1,254  |              2,975
                                                                            --------------- |  ------------------
                                                                                            |
Cash flows from investing activities:                                                       |
   Equipment purchased for leasing                                                      (5) |                (45)
   Notes receivable                                                                     (1) |                (18)
   Equity investments                                                                   --  |                 (1)
   Equipment purchased for leasing by discontinued operations                          (27) |               (238)
   Other                                                                                (1) |                  3
                                                                            --------------- |  ------------------
     Net cash used in investing activities                                             (34) |               (299)
                                                                            --------------- |  ------------------
Cash flows from financing activities:                                                       |
   Cash used by discontinued operations                                               (135) |               (269)
   Net decrease in notes and term notes payable                                     (1,085) |               (317)
   Principal payments on secured debt                                                   (1) |               (115)
   Discounted lease proceeds                                                            --  |                 12
   Dividends paid                                                                     (367) |                 --
   Decrease (increase) in legally restricted cash                                      (12) |                  1
   Other                                                                               (36) |                  7
                                                                            --------------- |  ------------------
     Net cash used in financing activities                                          (1,636) |               (681)
                                                                            --------------- |  ------------------
Net increase (decrease) in cash and cash equivalents                                  (416) |              1,995
Cash and cash equivalents at beginning of period                                       546  |                515
                                                                            --------------- |  ------------------
Cash and cash equivalents at end of period                                  $          130  |  $           2,510
                                                                            =============== |  ==================


See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED (in millions) For the nine months ended June 30, 2003 and 2002


                                                                  SUCCESSOR          PREDECESSOR
                                                                     2003                2002
                                                               ----------------   ------------------
Reconciliation of earnings (losses) from continuing                             |
operations to net cash provided by operating activities:                        |
                                                                                |
Earnings (losses) from continuing operations                   $             5  |  $            (397)
                                                                                |
Adjustments to reconcile earnings (losses) from continuing                      |
    operations to net cash provided by operating activities                     |
                                                                                |
    Leasing costs, primarily                                                    |
      depreciation and amortization                                        102  |                349
    Leasing revenue, primarily principal portion of                             |
      direct financing and sales-type lease rentals                         68  |                 84
    Cost of sales                                                           66  |                178
    Technology services costs, primarily                                        |
       depreciation and amortization                                         5  |                  7
    Interest                                                               (12) |                 (5)
    Income taxes                                                           (18) |                (62)
    Principal portion of notes receivable                                   68  |                159
    Selling, general, and administrative expenses                          (12) |                181
    Warrant proceeds in excess of income                                     1  |                 12
    Reorganization items                                                    --  |                327
    Lease portfolio sales                                                    7  |                334
    Other, net                                                              (7) |                 13
                                                               ---------------- |  ------------------
                  Net cash provided by continuing operations               273  |              1,180
                  Net cash provided by discontinued operations             981  |              1,795
                                                               ---------------- |  ------------------
                  Net cash provided by operating activities    $         1,254  |  $           2,975
                                                               ================ |  ==================

See accompanying notes to consolidated financial statements.


                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 2003 and 2002
1.     Reorganization

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

     Consummation of the Plan resulted in (i) the distribution of cash totaling approximately $2.2 billion; (ii) the issuance of variable rate senior secured notes due 2004 in aggregate principal amount of $400 million (the "Senior Notes"); (iii) the issuance of 11% subordinated secured notes due 2005 in aggregate principal amount of $650 million (the "Subordinated Notes"); (iv) the issuance of 4.2 million shares of new common stock ("Common Stock"); (v) the issuance of contingent distribution rights (the "CDRs") to holders of the Predecessor company's common stock; and (vi) the cancellation of the Predecessor company's notes, notes payable, common stock and stock options.

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

     Legally restricted cash is comprised of the following at June 30, 2003 and September 30, 2002 (in millions):

                                              June 30,        September 30,
                                                2003              2002
                                           ---------------  ----------------
SunGard escrow                             $          2     $           2
Professional fee escrow                              --                 7
Letters of credit                                     3                 3
Incentive compensation escrow                        23                --
Cash received on non-owned leases                    --                 6
Other                                                 2                --
                                           ---------------  ------------------
                                           $         30     $          18
                                           ===============  ==================

3.       Discontinued Operations

     US Leasing operations: On June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. Management of the Company is currently engaged in such negotiations. For financial reporting purposes, the assets ($192 million) and liabilities ($93 million) of the Company's US Leasing operations as of June 30, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of operations of the Company's US Leasing operations for the three and nine months ended June 30, 2003 and 2002 are included in the statement of earnings (loss) as discontinued operations.

     German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Comprendium Investment SA is controlled by Thomas Flohr, who until January 2001 served as president of Comdisco Europe, a division of Comdisco, Inc. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately Euro 285 million (approximately $316 million) at closing, and will receive four additional payments totaling up to approximately Euro 38 million (approximately $42 million) over the 42 months following closing, contingent upon specific portfolio performance criteria. The four additional payments are subject to reduction if certain customers exercise contractual termination provisions, the probability of which the Company believes is remote. The U.S. dollar equivalents were calculated using the average exchange rate of the foreign exchange transactions completed by the Company on April 30, 2003.

     For financial reporting purposes, at June 30, 2003, the contingent payments discussed above are included in the balance sheet as assets of discontinued operations and the results of operations of the Company's German leasing subsidiary are included in the statement of earnings (loss) as discontinued operations. An adjustment to the estimated fair value of the stock sold was recognized in conjunction with the adoption of fresh-start reporting in July 2002. During the three months ended June 30, 2003 the Company repatriated funds from the sale of stock of its German leasing subsidiary. As a result, the Company recorded a $24 million gain related to the realization of deferred translation gains which is included in earnings (loss) of discontinued operations.

     International Leasing: "International Leasing" refers to the Company's former French, Swiss, Austrian, Australian and New Zealand leasing operations. The Company sold the stock of its French, Swiss and Austrian subsidiaries and sold the assets of its Australian and New Zealand operations.

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

     The Company has sold substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to purchase most of the assets in Australia and New Zealand in a series of closings. On June 28, 2002, the Company and Allco completed the first closing on the sale of leased assets in Australia and New Zealand, with the final closing completed on June 3, 2003. The Company received approximately $32 million for the assets sold. In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" ("SFAS No. 121"), the Company recorded pre-tax charges of $6 million in the third quarter of fiscal 2002 and $2 million in the one month ended July 31, 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

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

     Prism Communications: Continued declines in the telecommunications industry in the three months ended June 30, 2002, negatively impacted the market for telecommunications equipment. As a result, the Company recorded a charge of $3 million to write-down these assets to current fair market value.

     As a result of the Board of Directors' approval of the plan to sell the assets of US Leasing, the sale of the stock of its leasing subsidiary in Germany, the sales of its International Leasing operations, the sale of Prism assets and the sale of Availability Solutions, amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for these operations as discontinued.

     Following is summary financial information for the Company's discontinued operations for the three and nine months ended June 30, 2003 and 2002. The Availability Solutions information below includes the results from the Company's Availability Solutions businesses sold to SunGard as well as the Availability Solutions operations discontinued in Germany and Spain (in millions):

SUCCESSOR

                                                                             Three months ended June 30, 2003
                                                     Availability              International German Leasing
                                                     Solutions     US Leasing  Leasing       Subsidiary     Prism      Total
                                                     ------------- ----------- ------------- -------------- --------- ----------
Revenue                                              $        --   $      55   $       --    $         1    $    --   $     56
                                                     ============= =========== ============= ============== ========= ==========
Gain on sale                                         $        --   $      --   $        7    $        24    $    --   $     31
                                                     ============= =========== ============= ============== ========= ==========
Earnings (loss) from discontinued operations:
  Before income taxes                                $        --   $      (3)  $        7    $        25    $     --  $     29
  Income taxes(benefit)(1)                                    --         (10)          --             --          --       (10)
                                                     ------------- ----------- ------------- -------------- --------- ----------
  Net earnings                                       $        --   $       7   $        7    $        25    $     --  $     39
                                                     ============= =========== ============= ============== ========= ==========

PREDECESSOR
                                                                            Three months ended June 30, 2002
                                                     Availability              International German Leasing
                                                     Solutions     US Leasing  Leasing       Subsidiary     Prism      Total
                                                     ------------- ----------- ------------- -------------- --------- ----------
Revenue                                              $       --    $      81   $        41   $        58    $     --  $    180
                                                     ============= =========== ============= ============== ========= ==========
Gain (loss) on sale                                  $       --    $      --   $        --   $        --    $     --  $     --
                                                     ============= =========== ============= ============== ========= ==========
Earnings (loss) from discontinued operations:
  Before income taxes                                $       --    $     (20)  $         3   $        19    $     (3)  $    (1)
  Income taxes                                               --           --            --             5          --         5
                                                     ------------- ----------- ------------- -------------- --------- ----------
  Net earnings (loss)                                $       --    $     (20)  $         3   $        14    $     (3) $     (6)
                                                     ============= =========== ============= ============== ========= ==========



                                                                             Nine months ended June 30, 2003
                                                     Availability              International German Leasing
                                                     Solutions     US Leasing  Leasing       Subsidiary     Prism      Total
                                                     ------------- ----------- ------------- -------------- --------- ----------
Revenue                                              $        --   $      170   $       2    $        80    $    --   $    252
                                                     ============= =========== ============= ============== ========= ==========
Gain on sale                                         $        --   $      --   $        7    $        24    $    --   $     31
                                                     ============= =========== ============= ============== ========= ==========
Earnings (loss) from discontinued operations:
  Before income taxes                                $        --   $      27  $         9    $        37    $     --  $     73
  Income taxes(benefit)(1)                                    --         (10)          --              3          --        (7)
                                                     ------------- ----------- ------------- -------------- --------- ----------
  Net earnings                                       $        --   $      37   $        9    $        34    $     --  $     80
                                                     ============= =========== ============= ============== ========= ==========

PREDECESSOR
                                                                             Nine months ended June 30, 2002
                                                     Availability              International German Leasing
                                                     Solutions     US Leasing  Leasing       Subsidiary     Prism      Total
                                                     ------------- ----------- ------------- -------------- --------- ----------
Revenue                                              $       67    $     290   $       121   $       156    $     --  $    634
                                                     ============= =========== ============= ============== ========= ==========
Gain (loss) on sale                                  $      326    $      --   $        --   $        --    $     --  $    326
                                                     ============= =========== ============= ============== ========= ==========
Earnings (loss) from discontinued operations:
  Before income taxes                                $      334    $     (50)  $        12   $        33    $     (3) $    326
  Income taxes                                              130          (10)            2            10          --       132
                                                     ------------- ----------- ------------- -------------- --------- ----------
  Net earnings (loss)                                $      204    $     (40)  $        10   $        23    $     (3) $    194
                                                     ============= =========== ============= ============== ========= ==========



         (1)The $10 million income tax benefit for US leasing during the three and nine months ended June 30, 2003 is due to a reduction of deferred tax liabilities relating to the Company's Canadian operations.


4.        Sale of Assets

                  Leasing

                  Sales to GE

     On January 24, 2002, the bankruptcy court approved the sale of the Company's Electronics and Laboratory and Scientific equipment leasing businesses to General Electric Capital Corporation ("GE Capital"). In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $250 million in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. On April 24, 2002, the Company and GE Capital completed a first closing on the sale of approximately $794 million of assets, or approximately 81% of the Company's Electronics and Laboratory and Scientific net leased assets at June 30, 2002. The Company received approximately $548 million for the sale of those assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, the Company and GE Capital completed a second closing on the sale of Electronics and Laboratory and Scientific assets, for which the Company received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. The purchase price for both closings was subject to adjustment based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of such review. Certain assets were not purchased by GE Capital due to documentation, credit or other issues. The Company, through its CAM group, continues to manage the sale or run-off of those assets.

     On April 18, 2002, the court approved the sale of the Company's Healthcare leasing assets to GE Capital. In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $15 million in the second quarter of fiscal 2002 to reduce cost in excess of fair value (primarily related to the write-down of deferred assets) to reflect the difference between carrying value and estimated proceeds from the sale. On May 31, 2002, the Company and GE Capital completed a first closing on the sale of the Healthcare assets. The Company received approximately $117 million for the sale of those assets, including the assumption of approximately $46 million of related secured debt and other liabilities. On June 30, 2002, the Company and GE Capital completed a second closing on the sale of Healthcare assets for which the Company received an additional $20 million, including the assumption of approximately $5 million of related secured debt and other liabilities. The purchase price for both closings was subject to adjustment based upon the completion of a post-closing review of the purchase price calculations. A portion of the purchase price was held back at each closing pending the resolution of such review. Certain Healthcare assets were not purchased by GE Capital due to documentation, credit, or other issues. The Company, through its CAM group, continues to manage the sale or run-off of those assets.

     On August 4, 2003, the Company announced the completion of the post-closing review of the purchase price calculation for the sale of its Electronics, Laboratory and Scientific, and Healthcare leasing portfolios to GE. The Company received approximately $25 million in the settlement of the Purchase price holdbacks. On the same date, the Company also announced that it had agreed to a settlement with GE Capital regarding their contingent payment obligations on the Electronics equipment leasing business (the "Electronics Contingent Payment"). The Company received a single $40 million cash payment and other consideration valued by the Company at approximately $29 million. The other consideration primarily consisted of a participation interest in certain lease rental payments previously purchased by GE Capital. The Company and GE also agreed to a mutual release of substantially all potential indemnification claims under the sale agreements for the Electronics, Laboratory and Scientific, and Healthcare leasing portfolios. As a result of the settlement of the purchase price holdback and the settlement of the contingent payment obligations, the Company expects to record a gain of approximately $7 million in its fourth fiscal quarter ended September 30, 2003 and excepts to recognize approximately $29 million of additional earnings as payments are received on the other consideration.

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

     On October 18, 2002, the Company announced that it, along with Comdisco Global Holdings Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the leasing assets closed on December 23, 2002 and proceeds in the amount of approximately Euro 69 million were received. The sale was effective as of August 31, 2002. In accordance with SFAS No. 121, the Company recorded a pre-tax charge of $35 million in the fourth quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. For financial reporting purposes, the assets and liabilities of the French operations are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of these operations are included in the statement of earnings (loss) as discontinued operations.

     The Company has sold substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The bankruptcy court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to purchase most of the assets in Australia and New Zealand in a series of closings. On June 28, 2002, the Company and Allco completed the first closing on the sale of leased assets in Australia and New Zealand, with the final closing completed on June 3, 2003. The Company received approximately $32 million for the assets sold. In accordance with SFAS No. 121, the Company recorded pre-tax charges of $6 million in the third quarter of fiscal 2002 and $2 million in the one month ended July 31, 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

         German Leasing Subsidiary

     On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Comprendium Investment SA is controlled by Thomas Flohr, who until January 2001 served as president of Comdisco Europe, a division of Comdisco, Inc. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately Euro 285 million (approximately $316 million) at closing, and will receive four additional payments totaling up to approximately Euro 38 million (approximately $42 million) over the 42 months following closing, contingent upon specific portfolio performance criteria. The four additional payments are subject to reduction if certain customers exercise contractual termination provisions, the probability of which the Company believes is remote. The U.S. dollar equivalents were calculated using the average exchange rate of the foreign exchange transactions completed by the Company on April 30, 2003.

     For financial reporting purposes, at June 30, 2003, the contingent payments discussed above are included in the balance sheet as assets of discontinued operations and the results of operations of the Company's German leasing subsidiary are included in the statement of earnings (loss) as discontinued operations. The German subsidiary sold to Comprendium Investment (Deutschland) GmbH comprised a majority of the Company's European assets. An adjustment to the estimated fair value of the stock sold was recognized in conjunction with the adoption of fresh-start reporting in July 2002. During the three months ended June 30, 2003 the Company repatriated funds from the sale of stock of its German leasing subsidiary. As a result, the Company recorded a $24 million gain related to the realization of deferred translation gains which is included in earnings
(loss) of discontinued operations.

         US Leasing operations

     US Leasing operations: On June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. Management of the Company is currently engaged in such negotiations. For financial reporting purposes, the assets ($192 million) and liabilities ($93 million) of the Company's US Leasing operations as of June 30, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of operations of the Company's US Leasing operations for the three and nine months ended June 30, 2003 and 2002 are included in the statement of earnings (loss) as discontinued operations.

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

         Real Estate

     The Company is actively pursuing the sale of its four owned real estate holdings located in Rosemont, Illinois; Schaumburg, Illinois; Carlstadt, New Jersey; and, Eching, Germany. Under fresh-start reporting, as of the July 31, 2002 balance sheet the real estate holdings were valued at zero net book value.


5.        Reorganization


     Expenses and income of the Predecessor company directly incurred or realized as a result of the Chapter 11 cases have been segregated from the normal operations and are disclosed separately. As a result of the Company's emergence from bankruptcy on August 12, 2002, the Company ceased recording bankruptcy related expenses and income within reorganization items. As such, the Company does not have reorganization items for either the three or nine months ended June 30, 2003. The major components for three and nine months ended June 30, 2002 are as follows (in millions):

PREDECESSOR
                                         Three months        Nine months
                                                 ended June 30,
                                             2002               2002
                                       -----------------    --------------
Estimated loss on sale of leased
 assets                                $          6         $        267
Professional  fees                               12                   40
Lease rejection claims                           27                   27
Other asset write-downs                          22                   22
DIP fees                                         --                    8
Loss on IT CAP sale                              --                    3
Interest income                                 (10)                 (22)
                                       -----------------    --------------
                                       $         57         $        345
                                       =================    ==============

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

     The Company made several mandatory and optional redemptions of its Subordinated Notes between November 14, 2002 and March 4, 2003. In addition, on April 2, 2003, the Company made an optional partial redemption of $75 million principal amount of its Subordinated Notes. On April 28, 2003, the Company made the final redemption of $85 million principal amount of its Subordinated Notes. Each of these partial redemptions of the Subordinated Notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date.

     The average daily borrowings outstanding during the nine months ended June 30, 2003 were approximately $502 million, with a related contractual weighted average interest rate of 8.68%. This compares to average daily borrowings during the nine months ended June 30, 2002 of approximately $4.6 billion, with a contractual related weighted average interest rate of 6.61%. A significant portion of the contractual interest for the nine months ended June 30, 2002 was neither expensed nor paid due to the Company's bankruptcy proceedings.

     The Company had contractual letters of credit outstanding totaling $3 million at June 30, 2003 to landlords of the Company's customers, principally Ventures' customers, for the guarantee of their office space leases in the event of default by the Company's customer. The Company believes that $3 million, which is held in restricted cash, is the maximum potential amount of undiscounted future payments for which the Company would be required to remit under these guarantees. The Company has estimated a liability of approximately $2 million related to these guarantees which is included in other liabilities in the accompanying consolidated balance sheet.

7.        Receivables

         Receivables include the following as of June 30, 2003 and September 30, 2002 (in millions):

                                          June 30,            September 30,
                                            2003                  2002
                                      -----------------     ------------------

Notes                                 $        20           $        118
Accounts                                       38                     63
Other                                          42                     79
                                      -----------------     ------------------
Total receivables                             100                    260
Allowance for credit losses                   (59)                  (162)
                                      -----------------     ------------------
Total                                 $        41           $         98
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

     At June 30, 2003 and September 30, 2002, Ventures had notes receivable of approximately $20 million and $117 million, respectively. As part of a Ventures note transaction, the Company customarily received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.


         Accounts

     Accounts receivable represent lease rentals, notes receivable and equipment sales proceeds due but unpaid as of the balance sheet date.


         Other

     Of the $42 million in Other at June 30, 2003, $27 million relates to portions of the purchase price of leased assets acquired by GE Capital which were held back at each closing pending resolution of a post-closing review (see
Note 4 of Notes to Consolidated Financial Statements). On August 4, 2003, the Company announced that it and GE Capital had completed the post-closing review and had agreed to adjustments on the final purchase price for the sale of its Electronics, Laboratory & Scientific, and Healthcare leasing portfolios to GE Capital. The Company received approximately $25 million for the settlement of the purchase price holdbacks relating to the sales, which closed in 2002. See Allowance below for a discussion of the reserve related to the GE Capital receivable.

         Allowance

     The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts, including estimated losses on future non-cancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. The allowance for credit losses at June 30, 2003 included a $4.5 million specific reserve related to the GE Capital receivable for the purchase price holdback discussed above in Other. In estimating the reserve component for unidentified losses within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

     Changes in the allowance for credit losses for the nine months ended June 30, 2003 and 2002 were as follows (in millions):



                                                  Consolidated                           Ventures
                                        ---------------------------------      ------------------------------
                                          SUCCESSOR       PREDECESSOR           SUCCESSOR       PREDECESSOR
                                          June 30,         June 30,              June 30,         June 30,
                                            2003             2002                  2003             2002
                                        --------------| ------------------     ---------------| --------------
Balance at beginning of period          $      162    | $       245            $      110     | $       202
Provision for credit losses                    (74)   |         112                   (52)    |         115
Net credit losses                              (29)   |        (131)                  (24)    |        (175)
                                        --------------| ------------------     ---------------| --------------
Balance at end of period                $       59    | $       226            $       34     | $       142
                                        ==============| ==================     ===============| ==============


     The negative provision for credit losses for the nine months ended June 30, 2003 is due to better than anticipated collection results on the Company's assets to date. The balance at the end of the period represents management's estimate of the reserves necessary for the Company's remaining assets as of June 30, 2003.


8.        Equity Securities

     The Company provided financing to privately held companies, in networking, optical networking, software, communications, internet-based and other industries through the purchase of equity securities. Substantially all of these investments were made by the Company's Ventures group. For equity investments which are non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Impairments in equity securities totaled $15 million and $70 million during the nine months ended June 30, 2003 and 2002, respectively. The Company's publicly traded security holdings were immaterial at June 30, 2003 and September 30, 2002.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). Gross realized gains from the sale of equity investments were $1 million and $5 million during the first nine months of fiscal 2003 and 2002, respectively. Net realized gains from the sale of equity investments were $1 million and $2 million during the nine months ended June 30, 2003 and 2002, respectively. Net realized gains would be included in other revenue in the consolidated statements of earnings (loss).

     The Company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. Warrant sale proceeds, which are included in other revenue in the consolidated statements of earnings (loss), were $1 million and $14 million for the nine months ended June 30, 2003 and 2002, respectively.


9.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of June 30, 2003, the Company had 4,197,100 shares of common stock outstanding and 2,900 shares of common stock held in treasury.

     The Predecessor company's common stock was cancelled on August 12, 2002. The Predecessor company's common shareholders were entitled to distributions of Contingent Distribution Rights under the Plan. However, in order to have been eligible to receive any distribution of Contingent Distribution Rights, those former common shareholders must have properly completed a transmittal form and have surrendered all of their shares of the Predecessor company's common stock to Mellon Investors Services LLC prior to August 12, 2003.

     When the present value of distributions to certain former creditors of Comdisco, Inc. reaches a threshold level of percentage recovery established pursuant to the Plan, holders of Contingent Distribution Rights were entitled to receive payments from the Company on the terms set forth in the Plan and further clarified in the Contingent Distribution Rights Agreement and in two bankruptcy court orders recently entered (incorporated by reference to Exhibits 99.3 and 99.4 filed with the Company's Quarterly Report on Form 10-Q dated May 14, 2003, as filed with the Commission on May 14, 2003). The Company had approximately
152.8 million Contingent Distribution Rights outstanding as of June 30, 2003.

     In May 2003, the Company distributed approximately $307 million to stockholders in the form of a dividend paid on the Company's common stock. In June 2003, the Company distributed approximately $60 million to stockholders in the form of a dividend paid on the Company's common stock. Comdisco intends to treat both the distributions for income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     In May 2003, the Company made a $2.7 million distribution with respect to the CDRs. An additional CDR distribution of approximately $2.5 million was made in June 2003.

         Stockholders' equity consists of the following (in millions):

                                                          Additional  Accumulated
                                                Common     paid-in   other compre-   Retained
                                                 stock     capital   hensive income  earnings   Total
-----------------------------------------  -------------- ---------- --------------- ---------  ----------
Successor Company
Balance at September 30, 2002               $         --   $     413  $        4      $   224   $    641
Net income for the nine months ended
  June 30, 2003                                                                            85         85
Translation adjustment                                                        (4)                     (4)
                                                                                                ----------
   Total comprehensive income                                                                         81
Liquidating dividend                                             (58)                    (309)      (367)
                                            -------------- ---------- --------------- --------- ----------
Balance at June 30, 2003                    $         --   $     355   $      --      $    --   $    355
                                            ============== ========== =============== ========= ==========



         Total comprehensive income (loss) consists of the following (in millions):



                                                  SUCCESSOR       PREDECESSOR        SUCCESSOR        PREDECESSOR
                                                          Three months                        Nine months
                                                         ended June 30,                     ended June 30,
                                                     2003             2002             2003               2002
                                                 -------------   ---------------    ------------     ---------------
Foreign currency translation adjustments         $        (38) |  $           43     $       (4)   |   $           31
Unrealized gains (losses) on derivative                        |                                   |
 instruments                                               --  |              --             --    |               (2)
Unrealized gains (losses) on securities:                       |                                   |
  Unrealized holding gains (losses) arising                    |                                   |
   during the period                                        1  |               1              2    |               17
  Reclassification adjustment for gains                        |                                   |
   included in earnings before                                 |                                   |
   income taxes (benefit)                                  (1) |              (7)            (2)   |              (16)
                                                 ------------- |  ---------------    ------------  |   ---------------
Net unrealized gains (losses), before                          |                                   |
   income taxes (benefit)                                  --  |              (6)            --    |                1
Income taxes (benefit)                                     --  |              (2)            --    |               --
                                                 ------------- |  ---------------    ------------  |   ---------------
Net unrealized gains (losses)                              --  |              (4)            --    |                1
                                                 ------------- |  ---------------    ------------  |   ---------------
Other comprehensive income (loss)                         (38) |              39             (4)   |               30
Net earnings (loss)                                        40  |             (97)            85    |             (203)
                                                 ------------- |  ---------------    ------------  |   ---------------
Total comprehensive income (loss)                $          2  |  $          (58)    $       81    |   $         (173)
                                                 ============= |  ===============    ============  |   ===============



10.      Other Financial Information

         Other liabilities consists of the following (in millions):

                                         June 30,              September 30,
                                           2003                    2002
                                    ------------------- -----------------------

Accrued compensation                $               43  $                  27
Contingent Distribution Rights                      42                     10
Other:
  Customer advances, deposits                       20                     30
  Taxes other than income                            6                      8
  Accrued interest                                   -                     13
  Other, miscellaneous                               7                     19
                                    -------------------   ---------------------
   Total Other                                      33                     70
                                    -------------------   ---------------------
                                    $              118    $               107
                                    ===================   =====================


     The liability for CDRs has increased from $10 million to $42 million from September 30, 2002 to June 30, 2003 respectively. The liability relating to CDRs is based on distributions made to former creditors of Comdisco, Inc., which is affected by both the value received on the liquidation of Company assets and the resolution of disputed claims still pending in the bankruptcy estate of Comdisco, Inc.

     The portion of the CDR liability relating to the value received on Company assets has increased due to favorable returns to date. As previously reported, Comdisco was required to adjust the balance sheet to fair value upon emergence from bankruptcy, which was July 31, 2002 for financial statement purposes. As Company returns exceed the fair value amounts, the expected distributions to former creditors of Comdisco, Inc. will increase causing the liability related to CDRs to increase.

     The portion of the CDR liability relating to the resolution of disputed claim has increased primarily due to the success in resolving claims at less than estimated amounts. Claims remaining in the Disputed Claim Reserve (as defined in the Plan) as of August 14, 2003, which have not been allowed or otherwise resolved, were estimated by the Company in the amount of $303 million pursuant to bankruptcy court authority. As these claims are allowed or otherwise resolved, distributions may be made to the former creditors of Comdisco, Inc. that would entitle holders of CDRs to receive a payment. Since the minimum threshold level has been achieved, the amounts due to contingent rights holders will be significantly greater when disputed claims are disallowed, in whole or in part, because supplemental distributions related to such disallowed claims are entirely incremental to the recovery to formerly allowed Creditors of Comdisco, Inc. In contrast, when disputed claims are allowed, the amounts due CDRs holders will only be based on the amount distributed to such newly allowed claimholder in excess of the threshold level. The minimum threshold level where sharing begins is 85% as defined in the Plan. Payments by the Company in respect of CDRs are made from cash on hand and not from funds released from the Disputed Claim Reserve. Accordingly, the Company expects to maintain cash reserves to make required payments on the CDRs resulting from the distribution of funds from the Disputed Claim Reserve.


         Other assets consists of the following (in millions):

                                           June 30,           September 30,
                                             2003                  2002
                                      ------------------- ---------------------

Electronics contingent payment        $               36  $                 35
Other:
  Deferred commissions                                --                     7
  Deferred costs                                       9                    14
  Other, miscellaneous                                 4                    10
                                      -------------------   -------------------
   Total Other                                        13                    31
                                      -------------------   -------------------
                                      $               49    $               66
                                      ===================   ===================

     On August 4, 2003,  the  Company  announced  that GE Capital  had agreed to settle its future contingent payment obligations based on various Electronics portfolio performance criteria by making a single $40 million cash payment and providing other consideration valued by the Company at approximately $29 million. The other consideration primarily consists of a participation in certain lease rental payments previously purchased by GE Capital.

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

     For financial reporting purposes, the assets ($192 million) and liabilities ($93 million) of the Company's US Leasing operations as of June 30, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of operations of the Company's US Leasing operations for the three and nine months ended June 30, 2003 and 2002 are included in the statement of earnings (loss) as discontinued operations.

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

         The following table presents cash flow from operations (in millions):

                                    SUCCESSOR              SUCCESSOR
                                   Three months           Nine months
                                      ended                  ended
                                     June 30,              June 30,
                                       2003                  2003
                                -------------------   ------------------
European IT Leasing             $             6       $            (4)
CAM group                                    34                    42
Ventures                                     60                   235
Discontinued  operations                    427                   981
                                -------------------   ------------------
Total                           $           527       $         1,254
                                ===================   ==================

         The following table presents segment revenues and earnings (loss) before income taxes (in millions):

                                         SUCCESSOR          PREDECESSOR
                                             Three months ended
                                                  June 30,
                                         2003                     2002
                                 ---------------------- | ----------------------
REVENUES:                                               |
European IT Leasing                $           8        |  $            22
CAM group                                     47        |               84
Ventures                                      22        |               66
                                 ---------------------- | ----------------------
                                   $          77        |  $           172
                                 ====================== | ======================
                                                        |
SEGMENT EARNINGS (LOSS):                                |
European IT Leasing                $         (16)       |  $             4
CAM group                                      2        |              (64)
Ventures                                      14        |              (31)
                                 ---------------------- | ----------------------
                                   $          --        |  $           (91)
                                 ====================== | ======================




                                        SUCCESSOR          PREDECESSOR
                                               Nine months ended
                                                  June 30,
                                         2003                     2002
                                 ---------------------- |  ---------------------
REVENUES:                                               |
European IT Leasing                $          31        |   $           40
CAM group                                    102        |              454
Ventures                                     106        |              225
                                 ---------------------- | ----------------------
                                   $         239        |   $          719
                                 ====================== | ======================
                                                        |
SEGMENT EARNINGS (LOSS):                                |
European IT Leasing                $         (19)       |   $           (4)
CAM group                                    (15)       |             (289)
Ventures                                      39        |             (164)
                                 ---------------------- | ----------------------
                                   $           5        |   $         (457)
                                 ====================== | ======================



         The following table presents total assets for each of the Company's reportable segments (in millions):

                                     June 30,           September 30,
                                       2003                 2002
                                -------------------   ------------------


European IT Leasing              $             34      $           42
CAM group                                     271                 807
Ventures                                       68                 241
Assets of discontinued
  operation held for sale                     236               1,251
                                -------------------   ------------------
Total                            $            609     $         2,341
                                ===================   ==================

         The following table presents revenue by geographic location based on the location of the Company's local offices (in millions):

                            SUCCESSOR              PREDECESSOR
                                For the three months ended
                                         June 30,
                               2003                   2002
                        ------------------- | ----------------------
North America           $              40   | $                110
Europe                                 37   |                   56
Pacific Rim                            --   |                    6
                        ------------------- | ----------------------
Total                   $              77   | $                172
                        =================== | ======================

                            SUCCESSOR              PREDECESSOR
                                 For the nine months ended
                                         June 30,
                               2003                   2002
                        ------------------- | ----------------------
North America           $             159   | $                491
Europe                                 77   |                  108
Pacific Rim                             3   |                  120
                        ------------------- | ----------------------
Total                   $             239   | $                719
                        =================== | ======================

         The following table presents total assets by geographic location based on the location of the Company's local offices (in millions):

                             June 30,             September 30,
                               2003                   2002
                        -------------------   ----------------------
North America           $             480     $              1,490
Europe                                102                      799
Pacific Rim                            27                       52
                        -------------------   ----------------------
Total                   $             609     $              2,341
                        ===================   ======================

     Approximately $22 million of the assets in the Pacific Rim at June 30, 2003 and September 30, 2003 were related to the holdbacks and contingent payment obligation discussed in Note 3 of Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     COMDISCO HOLDING COMPANY INC. WAS FORMED ON AUGUST 8, 2002 FOR THE PURPOSE OF SELLING, COLLECTING OR OTHERWISE REDUCING TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE COMPANY AND ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING COMDISCO, INC. THE COMPANY'S BUSINESS PURPOSE IS LIMITED TO THE ORDERLY SALE OR RUN-OFF OF ALL OF ITS REMAINING ASSETS. PURSUANT TO THE PLAN OF REORGANIZATION AND RESTRICTIONS CONTAINED IN ITS CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS HOLDERS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, IT IS EXPECTED THAT THE COMPANY WILL CEASE OPERATIONS AS A GOING CONCERN AND THAT NO FURTHER DISTRIBUTIONS WILL BE MADE.


     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

General

         Overview

     On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries voluntarily filed for bankruptcy. Prior to bankruptcy, the Company provided technology services including leasing to customers worldwide, offered leasing to key vertical industries and, through its venture financing group, provided equipment leasing and other financing and services to venture capital-backed companies. Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc. In addition, the Company's operations were reorganized into four reportable groups of business: US Leasing, European IT Leasing; the Corporate Asset Management group ("CAM group"); and Ventures. As previously discussed within the Note 3 of Notes to the Consolidated Financial Statements, on June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. As such, the segment has been classified as a discontinued operation at June 30, 2003.

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

     Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheet as of June 30, 2003 and September 30, 2002, the consolidated balances as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

Recent Developments

     US Leasing operations: On June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. Management of the Company is currently engaged in such negotiations. For financial reporting purposes, the assets ($192 million) and liabilities ($93 million) of the Company's US Leasing operations as of June 30, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of operations of the Company's US Leasing operations for the three and nine months ended June 30, 2003 and 2002 are included in the statement of earnings (loss) as discontinued operations.

     On August 4, 2003, the Company announced the completion of the post-closing review of the purchase price calculation for the sale of its Electronics, Laboratory and Scientific, and Healthcare leasing portfolios to GE Capital. The Company received approximately $25 million in the settlement of the purchase price holdbacks. On the same date, the Company also announced that it had agreed to a settlement with GE Capital regarding their contingent payment obligations on the Electronics equipment leasing business. The Company received a single $40 million cash payment and other consideration valued by the Company at approximately $29 million. The other consideration primarily consisted of a participation interest in certain lease rental payments previously purchased by GE Capital. The Company and GE also agreed to a mutual release of substantially all potential indemnification claims under the sale agreements for the Electronics, Laboratory and Scientific, and Healthcare leasing portfolios. As a result of the settlement of the purchase price holdback and the settlement of the contingent payment obligations, the Company expects to record a gain of approximately $7 million in its fourth fiscal quarter ended September 30, 2003 and expects to recognize approximately $29 million of additional earnings as payments are received on the other consideration.


Results of Operations

     Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the June 30, 2003 consolidated financial statements.

     As a result of the reorganization, the recording of the restructuring transactions, the asset disposition transactions and the implementation of fresh-start reporting pursuant to SOP 90-7, the Company's results of operations for the three and nine months ended June 30, 2003 are not comparable to the results of operations for the three and nine months ended June 30, 2002.

     In May 2003, the Company distributed approximately $307 million to stockholders in the form of a dividend paid on the Company's common stock. In June 2003, the Company distributed approximately $60 million to stockholders in the form of a dividend paid on the Company's common stock. Comdisco intends to treat both the distributions for income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     In May 2003, the Company made a $2.7 million distribution with respect to the CDRs. An additional CDR distribution of approximately $2.5 million was made in June 2003.

     The information in this section should be read in conjunction with the consolidated financial statements and the related notes thereto.

Three months Ended June 30, 2003 Compared to Three months Ended June 30, 2002

         Total Revenue

     Total revenue decreased 55 percent to $77 million for the three months ended June 30, 2003 from $172 million for the three months ended June 30, 2002. The decrease is due to lower revenues from all of the Company's operations. Since June 30, 2002, the Company has sold a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). As a result of these sales, the Company has significantly less revenue producing assets. Furthermore, the Company's business purpose is limited to selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company.

     Additional revenue information for each of the Company's current three business segments, European IT Leasing, Ventures and CAM group, is set forth below (The Company's US Leasing segment was discontinued in fiscal 2003--see Notes 3 and 4 of Notes to Consolidated Financial Statements).


         Total Leasing Revenue

     Total leasing revenue decreased 67 percent to $27 million for the three months ended June 30, 2003 from $83 million for the three months ended June 30, 2002. The decrease in total leasing revenue is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing revenue from the Company's European IT Leasing operations decreased 55 percent to $5 million for the three months ended June 30, 2003. Ventures total leasing revenue decreased 70 percent to $14 million for the three months ended June 30, 2003. Total leasing revenue from the Company's CAM group decreased 68 percent to $8 million for the three months ended June 30, 2003.

         Sales Revenue

     The Company generates sales from two sources: (a) the sale of used equipment from its inventory and (b) the sale of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Given the Company's limited business purpose, it conducts these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales decreased 14 percent to $38 million for the three months ended June 30, 2003 from $44 million for the three months ended June 30, 2002. This decrease is due primarily to the declining lease base and the related declines in equipment available for sale. In addition, generally declining values for electronics equipment in inventory has also resulted in lower revenues on these sales. European IT Leasing sales revenue was $1 million for both the three months ended June 30, 2003 and June 30, 2002. Ventures sales revenue increased 17 percent to $7 million for the three months ended June 30, 2003 primarily due to a number of mid-term lease buyouts in the current year quarter. CAM group sales revenue decreased 19 percent to $30 million for the three months ended June 30, 2003.

         Technology Services Revenue

     Revenue from technology services decreased 82 percent to $2 million for the three months ended June 30, 2003 from $11 million for the three months ended June 30, 2002. The decrease is primarily the result of the continued wind down of the Company's remaining network services business.

         Other Revenue

     Other revenue decreased 71 percent to $10 million for the three months ended June 30, 2003 from $34 million for the three months ended June 30, 2002. Interest income on notes decreased 83 percent to $1 million for the three months ended June 30, 2003 from $6 million for the three months ended June 30, 2002. Foreign exchange gain is due primarily to the strengthening of the Euro compared to the U.S dollar during the three months ended June 30, 2003 (transaction gains) and the realization of deferred translation gains related to dividends received from its Canadian operations. Transaction gains and losses arise from the impact of exchange rate fluctuations on transactions denominated in a currency other than the functional currency.

         The components of other revenue were as follows (in millions):

                                        SUCCESSOR              PREDECESSOR
                                            For the three months ended
                                                     June 30,
                                          2003                    2002
                                    ------------------ | -----------------------
                                                       |
Sale of equity holdings             $             1    | $                7
Interest income on notes                          1    |                  6
Foreign exchange gain                             6    |                 18
Other                                             2    |                  3
                                    ------------------ | -----------------------
Total other revenue                 $            10    | $               34
                                    ================== | =======================


         Total Costs and Expenses

     Total operating costs and expenses decreased 71 percent to $77 million for the three months ended June 30, 2003 from $263 million for the three months ended June 30, 2002. Additional cost and expense information for each of the Company's current business segments is set forth below.

         Total Leasing Costs and Expenses

     Total leasing costs and expenses decreased 67 percent to $23 million for the three months ended June 30, 2003 from $69 million for the three months ended June 30, 2002. The decrease in total leasing costs and expenses is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing costs and expenses from the Company's European IT Leasing operations decreased 50 percent to $4 million for the three months ended June 30, 2003. Ventures total leasing costs and expenses decreased 71 percent to $12 million for the three months ended June 30, 2003. Total leasing costs and expenses from the Company's CAM group decreased 63 percent to $7 million for the three months ended June 30, 2003.

         Sales Costs and Expenses

         Sales costs and expenses decreased 48 percent to $32 million for the three months ended June 30, 2003 from $62 million for the three months ended June 30, 2002. The decrease in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 reflects reductions in the volume of sales due to continued reductions in assets available for sale. Generally declining fair market values for electronics equipment has resulted in losses on sales of such equipment. Equipment inventory is carried at the lower of net book value at lease term or fair value. European IT Leasing sales costs and expenses were $1 million for both the three months ended June 30, 2003 and June 30, 2002. Ventures sales costs and expenses decreased 33 percent to $2 million for the three months ended June 30, 2003. CAM group sales costs and expenses decreased 50 percent to $29 million for the three months ended June 30, 2003.

         Technology Services Costs and Expenses

     Technology services costs and expenses decreased 83 percent to $1 million for the three months ended June 30, 2003 from $6 million for the three months ended June 30, 2002. The decrease is primarily the result of the continued wind down of the Company's remaining network services business.

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 67 percent to $40 million for the three months ended June 30, 2003 from $24 million for the three months ended June 30, 2002. The following table summarizes selling, general and administrative expenses (in millions):

                                             SUCCESSOR              PREDECESSOR
                                                 For the three months ended
                                                          June 30,
                                               2003                    2002
                                         ------------------  | -----------------
Compensation and benefits                $              9    | $            14
Outside professional services                           6    |               6
Contingent Distribution Rights                         22    |              --
Other expenses                                          3    |               4
                                         ------------------  | -----------------
                                         $             40    | $            24
                                         ==================  | =================

     The decrease in compensation and benefits in the current year compared to the year earlier period reflect the continued reduction in personnel. As of July 16, 2001, the date the Company filed bankruptcy, the Company had approximately 2,100 domestic employees. As of the date of emergence from bankruptcy, the Company had approximately 400 domestic employees. As of June 30, 2003, the Company had approximately 230 domestic employees.

     The Company expensed $22 million relating to the accrual for Contingent distribution rights for the three months ending June 30, 2003.

         Write-down of Equity Securities

     The charge for write-down of equity securities was $7 million for the three months ended June 30, 2003 compared to $27 million for the three months ended June 30, 2002. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

         Bad Debt Expense

     Bad debt expense decreased to $(27) million for the three months ended June 30, 2003 from $17 million for the three months ended June 30, 2002. The decrease is primarily due to better than anticipated collection results in the three months ended June 30, 2003 on the Company's assets and management's estimate of the reserves necessary for the Company's remaining assets as of June 30, 2003 (See Note 7 of Notes to Consolidated Financial Statements).

         Interest Expense

     Interest expense was $1 million for both the three months ended June 30, 2003 and June 30, 2002. Interest expense on the Company's Subordinated Notes was minimal during the three months ended June 30, 2003 due to the redemptions of its Subordinated Notes (see Note 6 of Notes to Consolidated Financial Statements and "Financial Condition" for a discussion of the Subordinated Notes).

     As of July 16, 2001, the Predecessor company ceased accruing interest on its unsecured debt obligations. Contractual interest on all obligations for the three months ended June 30, 2002 was $59 million in excess of recorded interest expense included in the accompanying financial statements.


         Reorganization Items

     Charges for reorganization items were $57 million for the three months ended June 30, 2002. See Note 5 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items.

         Net Earnings (Loss) from Continuing Operations

     Net earnings from continuing operations were $1 million in the three months ended June 30, 2003, or $0.24 per common share, compared to a net loss of $91 million or $0.60 per share in the three months ended June 30, 2002. The decrease in the net loss from continuing operations in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is primarily the result the reorganization expenses incurred in the prior year period, reduced provisions for credit losses, improved earnings contributions from sales, partially offset by accruals for the Company's Contingent Distribution Rights liability.

         Discontinued Operations

     Net earnings from discontinued operations were $39 million for the three months ended June 30, 2003 compared to a net loss from discontinued operations of $6 million for the three months ended June 30, 2002.

     o US Leasing operations: On June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. Management of the Company is currently engaged in such negotiations. The results of operations for this business segment have been classified as discontinued operations and prior year periods have been restated. Revenue was $55 million during the three months ended June 30, 2003 compared to $81 million during the three months ended June 30, 2002. Costs and expenses for US Leasing were $58 million during the three months ended June 30, 2003 compared to the $101 million during the three months ended June 30, 2002. The decrease in revenue in the current year period compared to the year earlier period is due to declines in revenue producing assets as a result of mid-term sales, leased asset sales and the runoff of the lease portfolio. The decrease in costs and expenses in the three months ended June 30, 2003 compared to the year earlier period is due to the declines in revenue producing assets, reductions in personnel and reductions in the allowance for doubtful accounts. Net earnings for US Leasing were $7 million in the three months ended June 30, 2003 compared to a net loss of $20 million in the three months ended June 30, 2002.

     o German leasing subsidiary: Revenue was $1 million and $58 million during the three months ended June 30, 2003 and 2002, respectively. The revenue recognized in the current quarter relates to foreign currency transaction gains. Costs and expenses for these operations were $39 million during the three months ended June 30, 2002. During the nine months ended June 30, 2003 the Company repatriated funds from the sale of stock of its German leasing subsidiary. As a result, the Company recorded a $24 million gain related to the realization of deferred translation gains. Net earnings were $25 million in the three months ended June 30, 2003 compared to $14 million in the three months ended June 30, 2002.

     o International Leasing: Revenue from discontinued International Leasing operations was $41 million during the three months ended June 30, 2002. Costs and expenses for these operations were $38 million during the three months ended June 30, 2002. During the three months ended June 30, 2003 the Company recorded a $7 million gain on the sales as a result the realization of deferred translation gains. Net earnings were $7 million and $3 million in the three months ended June 30, 2003 and 2002, respectively.

     o Prism Communications: Continued declines in the telecommunications industry in the three months ended June 30, 2002, negatively impacted the market for telecommunications equipment. As a result, the Company recorded a charge of $3 million to write-down these assets to current fair market value.


         Net Earnings (Loss)

     Net earnings for the three months ended June 30, 2003 were $40 million compared to a net loss of $(97) million for the three months ended June 30, 2002.


Nine months Ended June 30, 2003 Compared to Nine months Ended June 30, 2002

         Total Revenue

     Total revenue decreased 67 percent to $239 million for the nine months ended June 30, 2003 from $719 million for the nine months ended June 30, 2002. The decrease is due to lower revenues from all of the Company's operations. Since June 30, 2002, the Company has sold a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). As a result of these sales, the Company has significantly less revenue producing assets. Furthermore, the Company's business purpose is limited to selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company.

     Additional revenue information for each of the Company's current three business segments, European IT Leasing, Ventures and CAM group, is set forth below (The Company's US Leasing segment was discontinued in fiscal 2003--see Notes 3 and 4 of Notes to Consolidated Financial Statements).

         Total Leasing Revenue

     Total leasing revenue decreased 74 percent to $122 million for the nine months ended June 30, 2003 from $461 million for the nine months ended June 30, 2002. The decrease in total leasing revenue is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing revenue from the Company's European IT Leasing operations decreased 54 percent to $12 million for the nine months ended June 30, 2003. Ventures total leasing revenue decreased 53 percent to $80 million for the nine months ended June 30, 2003. Total leasing revenue from the Company's CAM group decreased 89 percent to $30 million for the nine months ended June 30, 2003.

         Sales Revenue

     Revenue from sales decreased 57 percent to $70 million for the nine months ended June 30, 2003 from $162 million for the nine months ended June 30, 2002. This decrease is due primarily to the declining lease base and the completion of a sale to a single customer in the CAM group, which generated $38 million of sales revenue during the nine months ended June 30, 2002. European IT Leasing sales revenue increased 200 percent to $9 million for the nine months ended June 30, 2003 primarily due to one significant mid-term lease buyout in the second quarter of fiscal 2003. Ventures sales revenue increased 20 percent to $18 million for the nine months ended June 30, 2003 primarily due to an increase in the number of mid-term lease buyouts in the current year period compared to the prior year period. CAM group sales revenue decreased 70 percent to $43 million for the nine months ended June 30, 2003.

         Technology Services Revenue

     Revenue from technology services decreased 68 percent to $12 million for the nine months ended June 30, 2003 from $37 million for the nine months ended June 30, 2002. The decrease is primarily the result of the sale of the North American portion of the IT CAP Services business in February 2002, and the continued wind down of the Company's remaining network services business.


         Other Revenue

     Other revenue decreased 41 percent to $35 million for the nine months ended June 30, 2003 from $59 million for the nine months ended June 30, 2002. Interest income on notes decreased 70 percent to $7 million for the nine months ended June 30, 2003 from $23 million for the nine months ended June 30, 2002. Foreign exchange gain is due to the strengthening of the Euro compared to the U.S dollar during the nine months ended June 30, 2003 and the realization of deferred translation gains related to dividends received from its Canadian operations. These transaction gains and losses arise from the impact of exchange rate fluctuations on transactions denominated in a currency other than the functional currency.

         The components of other revenue were as follows (in millions):

                                        SUCCESSOR              PREDECESSOR
                                             For the nine months ended
                                                     June 30,
                                          2003                    2002
                                    ------------------ |  ---------------------
                                                       |
Sale of equity holdings             $             2    | $              16
Interest income on notes                          7    |                23
Foreign exchange gain                            22    |                15
Other                                             4    |                 5
                                    ------------------ | ---------------------
Total other revenue                 $            35    | $              59
                                    ================== | =====================



         Total Costs and Expenses

     Total operating costs and expenses decreased 80 percent to $234 million for the nine months ended June 30, 2003 from $1.2 billion for the nine months ended June 30, 2002. In the nine months ended June 30, 2002, the Company recorded $345 million of reorganization items, including the $267 million of pre-tax charges for the sales of the Electronics and Laboratory and Scientific leased asset portfolios discussed in Note 4 of Notes to Consolidated Financial Statements. Additional cost and expense information for each of the Company's current business segments is set forth below.

         Total Leasing Costs and Expenses

     Total leasing costs and expenses decreased 71 percent to $102 million for the nine months ended June 30, 2003 from $350 million for the nine months ended June 30, 2002. The decrease in total leasing costs and expenses is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing costs and expenses from the Company's European IT Leasing operations decreased 57 percent to $9 million for the nine months ended June 30, 2003. Ventures total leasing costs and expenses decreased 50 percent to $71 million for the nine months ended June 30, 2003. Total leasing costs and expenses from the Company's CAM group decreased 88 percent to $22 million for the nine months ended June 30, 2003.

         Sales Costs and Expenses

     Sales costs and expenses decreased 63 percent to $68 million for the nine months ended June 30, 2003 from $184 million for the nine months ended June 30, 2002. The decrease in the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 reflects reductions in the volume of sales due to continued reductions in assets available for sale. European IT Leasing sales costs and expenses increased 125 percent to $9 million for the nine months ended June 30, 2003 primarily due to one significant mid-term lease buyout in the second quarter of fiscal 2003. Ventures sales costs and expenses decreased 22 percent to $7 million for the nine months ended June 30, 2003 compared to $9 million for the nine months ended June 30, 2002. CAM group sales costs and expenses decreased 70 percent to $52 million for the nine months ended June 30, 2003. CAM group sales in the current quarter are primarily electronics equipment remarketed from inventory. Declining fair market values for electronics equipment has resulted in losses on sales of such equipment and has negatively impacted the carrying value of the CAM group inventory.

         Technology Services Costs and Expenses

     Technology services costs and expenses decreased 72 percent to $7 million for the nine months ended June 30, 2003 from $25 million for the nine months ended June 30, 2002. The decrease is primarily the result of the sale of the North American portion of the IT CAP Services business in February 2002, and the continued wind down of the Company's remaining network services business.


         Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 23 percent to $91 million for the nine months ended June 30, 2003 from $74 million for the nine months ended June 30, 2002. The following table summarizes selling, general and administrative expenses (in millions):

                                             SUCCESSOR              PREDECESSOR
                                                  For the nine months ended
                                                          June 30,
                                               2003                  2002
                                         ------------------  |  ----------------
Compensation and benefits                $            27     |  $            47
Outside professional services                         24     |               16
Contingent Distribution Rights                        38     |               --
Other expenses                                         2     |               11
                                         ------------------  |  ----------------
                                         $            91     |  $            74
                                         ==================  |  ================

     The decrease in compensation and benefits in the current year compared to the year earlier period reflect the continued reduction in personnel. As of July 16, 2001, the date the Company filed bankruptcy, the Company had approximately 2,100 domestic employees. As of the date of emergence from bankruptcy, the Company had approximately 400 domestic employees. As of June 30, 2003, the Company had approximately 230 domestic employees.

     The increase in outside professional service costs is attributable to the Company recording professional service costs related to the bankruptcy in reorganization items in the prior year. As a result of the Company's emergence from bankruptcy on August 12, 2002, the Company ceased recording bankruptcy related expenses and income within reorganization items.

     The Company expensed $38 million relating to the accrual for Contingent distribution rights for the nine months ending June 30, 2003.

         Write-down of Equity Securities

     The charge for write-down of equity securities decreased 79 percent to $15 million for the nine months ended June 30, 2003 from $70 million for the nine months ended June 30, 2002. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

         Bad Debt Expense

     Bad debt expense decreased to $(74) million for the nine months ended June 30, 2003 from $112 million for the nine months ended June 30, 2002. The decrease is primarily due to better than anticipated collection results in the nine months ended June 30, 2003 on the Company's assets and management's estimate of the reserves necessary for the Company's remaining assets as of June 30, 2003 (See Note 7 of Notes to Consolidated Financial Statements).

         Interest Expense

     Interest expense increased 56 percent to $25 million for the nine months ended June 30, 2003 from $16 million for the nine months ended June 30, 2002. The increase in the current year period compared to the year earlier period is primarily due to interest expense incurred on the Company's Subordinated Notes during the current year.

     As of July 16, 2001, the Predecessor company ceased accruing interest on its unsecured debt obligations. Contractual interest on all obligations for the nine months ended June 30, 2002 was $179 million in excess of recorded interest expense included in the accompanying financial statements.


         Reorganization Items

     Charges for reorganization items were $345 million for the nine months ended June 30, 2002. See Note 5 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the $267 million of pre-tax charges for the sales of the Electronics and Laboratory and Scientific leased asset portfolios.

         Net Earnings (Loss) from Continuing Operations

     Net earnings from continuing operations were $5 million in the nine months ended June 30, 2003, or $1.12 per common share, compared to a net loss of $397 million or $2.64 per share in the nine months ended June 30, 2002. The net loss from continuing operations in the nine months ended June 30, 2002 is primarily the result of reorganization items as well as provisions for credit losses.

         Discontinued operations

     Net earnings from discontinued operations were $80 million for the nine months ended June 30, 2003 compared to net earnings from discontinued operations of $194 million for the nine months ended June 30, 2002.

     o US Leasing operations: The results of operations for this business segment have been classified as discontinued operations and prior year periods have been restated. Revenue for US Leasing was $170 million during the nine months ended June 30, 2003 compared to $290 million during the nine months ended June 30, 2002. Costs and expenses for these operations were $143 million during the nine months ended June 30, 2003 compared to $340 million during the nine months ended June 30, 2002. Net earnings were $37 million during the nine months ended June 30, 2003 compared to a net loss of $40 million during the nine months ended June 30, 2002.

     o German leasing subsidiary: Revenue for these operations was $80 million during the nine months ended June 30, 2003 compared to $156 million during the nine months ended June 30, 2002. Costs and expenses for these operations were $67 million during the nine months ended June 30, 2003 compared to $123 million during the nine months ended June 30, 2002. During the nine months ended June 30, 2003 the Company repatriated funds from the sale of stock of its German leasing subsidiary. As a result, the Company recorded a $24 million gain related to the realization of deferred translation gains. Net earnings were $34 million and $23 million during the nine months ended June 30, 2003 and 2002, respectively.


     o International Leasing: Revenue from these operations was $2 million during the nine months ended June 30, 2003 compared to $121 million during the nine months ended June 30, 2002. The revenue recognized during the nine months ended June 30, 2003 relates to foreign currency exchange gains. Costs and expenses for these operations were immaterial during the nine months ended June 30, 2003 compared to $109 million during the nine months ended June 30, 2002. The decrease in both revenue and costs in the current year period compared to the prior year period is a result of the sales. During the nine months ended June 30, 2003 the Company recorded a $7 million gain on the sales as a result of the realization of deferred translation gains. Net earnings were $9 million and $10 million during the nine months ended June 30, 2003 and 2002, respectively.

     o Prism Communications: Continued declines in the telecommunications industry in the nine months ended June 30, 2002, negatively impacted the market for telecommunications equipment. As a result, the company recorded a charge of $3 million to write-down these assets to current fair market value.

     o Availability Solutions: Revenue from availability solutions was $67 million for the nine months ended June 30, 2002. Availability solutions costs were $59 million for the nine months ended June 30, 2002.

          Net earnings of the availability solutions business were $204 million for the nine months ended June 30, 2002. Approximately $199 million of the net earnings within discontinued operations for the nine months ended June 30,2002 relates to the gain on the sale of the availability solutions business.

          The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However as a result of the Company's intention to exit the availability solutions businesses of Germany and Spain (including the possible sale of assets in either or both countries), the Company has also accounted for these operations as discontinued operations.Revenue and expense for the Company's operations in Germany and Spain for the nine months ended June 30, 2002 were immaterial.


         Net Earnings (Loss)

     Net earnings for the nine months ended June 30, 2003 were $85 million compared to a net loss of $203 million for the nine months ended June 30, 2002.

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

     The Company made several mandatory and optional redemptions of its Subordinated Notes between November 14, 2002 and March 4, 2003. In addition, on April 2, 2003, the Company made an optional partial redemption of $75 million principal amount of its Subordinated Notes. On April 28, 2003, the Company made the final redemption of $85 million principal amount of its Subordinated Notes. Each of these partial redemptions of the Subordinated Notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date.

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

     The Company continually evaluates opportunities for the orderly sale and run-off of its remaining assets, including the sale of one or more of its leasing asset portfolios. Comdisco, Inc.'s bankruptcy filing and the potential sale of some or all of these businesses created uncertainty that had an adverse impact on the Company's business. The Company believes this uncertainty negatively impacted the Company's financial results for the nine months ended June 30, 2003. Furthermore, and in addition to the uncertainty created by the Company's limited business purpose, this uncertainty will continue to have an impact on the Company's operations and its ability to implement the Plan. See Risk Factors below for additional risks associated with the bankruptcy filing and the Company's future results of operations.

     At June 30, 2003, the Company had unrestricted cash and cash equivalents of approximately $130 million, a decrease of approximately $416 million compared to September 30, 2002. Net cash provided by operating activities for the nine months ended June 30, 2003 was $1.3 billion. Net cash used in investing activities was $34 million for the nine months ended June 30, 2003.

     The Company's operating activities during the nine months ended June 30, 2003, including capital expenditures, were funded primarily by cash flows from operations (primarily lease receipts), including the realization of residual values through remarketing activities. The Company's liquidity has typically been augmented by the realization of cash from the remarketing of leased equipment. Liquidity from remarketing during the nine months ended June 30, 2003 decreased compared to the year earlier period and this trend is expected to continue as the Company's asset base decreases and is reduced to cash. See the risk factor entitled "Remarketing Results Are Uncertain" in Risk Factors Relating to the Company, below, for information regarding remarketing.

     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of August 12, 2003, the Company's unrestricted cash balances exceeded $240 million. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations under the Plan for the foreseeable future.

     The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the Company to implement its reorganization Plan, timely payment by its customers, global economic conditions and controlling operating costs and expenses.


Contingent Distribution Rights

     As previously discussed, all shares of the Predecessor company's common stock were cancelled on August 12, 2002. The Predecessor company's common stockholders were entitled to distributions of Contingent Distribution Rights under the Plan if they properly completed a transmittal form and surrendered all of their shares of the Predecessor company's common stock to Mellon Investor Services LLC prior to August 12, 2003. More information on the Contingent Distribution Rights can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the Securities and Exchange Commission.

     Pursuant to the terms of the Contingent Distribution Rights distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the present value of distributions made to certain former creditors of Comdisco, Inc. As the present value of distributions to those creditors reaches a threshold level of percentage recovery established pursuant to the Plan, holders of Contingent Distribution Rights are entitled to receive payments from the Company on the terms set forth in the Plan and further clarified in the Contingent Distribution Rights Agreement and in two bankruptcy court orders entered in respect of the Contingent Distribution Rights (incorporated by reference to Exhibits 99.3 and
99.4 filed with the Company's Quarterly Report on Form 10-Q dated May 14, 2003, as filed with the Commission on May 14, 2003). As of August 14, 2003, after giving effect to all prior distributions made to the relevant creditors, including the payment of the common stock dividends to date and the August 14, 2003 quarterly distribution, the present value of distributions to such creditors was approximately $3.249 billion and their percentage recovery was approximately 89 percent.

     Claims remaining in the Disputed Claim Reserve (as defined in the Plan) as of August 14, 2003, which have not been allowed or otherwise resolved, were estimated by the Company in the amount of $303 million pursuant to bankruptcy court authority. As these claims are allowed or otherwise resolved, distributions may be made to the former creditors of Comdisco, Inc. that would entitle holders of Contingent Distribution Rights to receive a payment. Since the minimum threshold level has been achieved, the amounts due to CDR holders will be significantly greater when disputed claims are disallowed, in whole or in part, because supplemental distributions related to such disallowed claims are incremental to the recovery to formerly allowed creditors of Comdisco, Inc. In contrast, when disputed claims are allowed, the amounts due contingent distribution rights holders will only be based on the amount in excess of the threshold level. The minimum threshold level where sharing begins is 85% as defined in the Plan. Payments by the Company in respect of Contingent Distribution Rights are made from cash on hand and not from funds released from the Disputed Claim Reserve. Accordingly, the Company expects to maintain cash reserves to make required payments on the Contingent Distribution Rights resulting from the distribution of funds from the Disputed Claim Reserve.

     A quarterly distribution of funds from the Disputed Claim Reserve was made on August 14, 2003, as required by the Plan. This scheduled distribution of funds from the Disputed Claim Reserve was considered in the calculation of the present value of distributions to certain former creditors of Comdisco, Inc., and the percentage recovery of such creditors, as of August 14, 2003. The
Company expects to announce a payment on the Contingent Distribution Rights corresponding to this distribution of funds from the Disputed Claim Reserve shortly after the date of this filing. The claim amounts in the Disputed Claims Reserve were reduced from $334 million to $303 million with this quarterly distribution, which included $9 million of claim amounts that became allowed.


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

          Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights

     When the present value of distributions to certain former creditors of Comdisco, Inc. reaches a threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive specified payments from the Company. All payments by the Company in respect of CDRs are made from the Company's available cash-on-hand and not from funds released from the Disputed Claims Reserve. The Company expects to maintain cash reserves sufficient to make any required payments on the CDRs. The Company's success in reducing the Disputed Claims Reserve through disallowance of disputed claims could have a significant negative impact on the cash available to satisfy obligations of the Company or to be distributed to common shareholders as discussed in Note 10 of Notes to Consolidated Financial Statements.


         Remarketing Results Are Uncertain

     Quarterly operating results and cash from the sale of assets depend substantially upon remarketing transactions, which are difficult to forecast accurately. The general economic slowdown and particularly the decrease in technology equipment spending may have a negative impact on equipment values and remarketing results. There can be no assurance that the Company will be able to remarket its assets at expected or historical levels.


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

     Current economic conditions also have adversely affected the opportunities for the acquisition/merger of the internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of Ventures' portfolio. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected the ability of the Company to dispose of the equity securities and the value of those securities on the date of sale. Exacerbating these conditions is the fact that the equity instruments held by the Company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company cannot easily dispose of its equity securities. As a result, Ventures may not be able to generate gains or receive proceeds from the sale of equity holdings and the Company's business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Venture portfolio to parties willing to lend to such companies. The liquidation preferences have had, and may continue to have, an adverse impact on the value of Ventures equity and warrant holdings. For those securities without a public trading market, the realizable value of Ventures' interests may prove to be lower than the carrying value currently reflected in the financial statements.

         Company Exposed to Customer Concentration Risk

     The Company's asset concentrations expose the Company to additional risk in that the failure of any single customer or obligor, which represents a concentration in the Company's existing portfolio of assets, to meet its obligations to the Company could significantly negatively impact the Company's revenues and cash flows.

         Impact of Interest Rates and Foreign Exchanges Rates

     Changes in interest rates and foreign exchange rates affect the fair market value of the Company's leased assets. Decreases in interest rates generally positively impact the value of the Company's assets and a strengthening of the US dollar would negatively impact the US dollar value of our net foreign assets.

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

         Other

     Other uncertainties include general business conditions, ability to sell assets, reductions in customers' technology budgets and related spending plans and the impact of workforce reductions on the Company's operations.


Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The local currency of the Company's German leasing subsidiary was Euros and represented a significant portion of the Company's exposure to foreign exchange rate fluctuations. Therefore, the sale and subsequent repatriation of the proceeds from the sale of the stock of its German leasing subsidiary significantly reduced but did not eliminate the Company's foreign exchange risk. Otherwise, there has been no material change during the nine months ended June 30, 2003 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Controls Over Financial Reporting

     There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

{a} Exhibits

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

    3.2 By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968)


   11.1          Statement re computation of per share earnings (Filed herewith)

   31.1 Certificate of Chief Executive Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as Adopted Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

   31.2 Certificate of Principal Financial Officer Pursuant to Rule 13a-14 and Rule 15d-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                 (Filed herewith).

   32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).




{b} Reports on Form 8-K


     On May 30, 2003, the Company filed a Current Report on Form 8-K, dated May 30, 2003. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on May 30, 2003 announcing that its Board of Directors had declared a cash dividend of $14.30 per share on the outstanding shares of the Company's common stock, payable on June 19, 2003 to common stockholders of record on June 9, 2003. In addition, the Company announced a cash payment of $.01621 per right on its CDRs, payable on June 19, 2003 to CDR holders of record on June 9, 2003. The Report added the press release as an exhibit pursuant to
Item 7.

     On August 5, 2003, the Company filed a Current Report on Form 8-K, date August 4, 2003. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on August 4, 2003 announcing that the Company had agreed to adjustments on the final purchase price for the sale of its Electronics, Laboratory and Scientific, and Healthcare leasing portfolios to GE Capital. In addition, the Company announced that GE Capital agreed to accelerate its contingent payment obligations based on various Electronics portfolio performance criteria by making a single cash payment and providing other consideration to the Company.

     On August 14, 2003, the Company filed Amendment No. 1 on form 8-K/A to its Current Report on form 8-K and the Exhibits there to previously filed by the Company with the Commission on August 5, 2003.

                                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COMDISCO HOLDING COMPANY, INC.


Dated: August 14, 2003                 By:     /s/ David S. Reynolds
                                               --------------------------
                                       Name:   David S. Reynolds
                                       Title:  Senior Vice President and
                                               Controller (Principal
                                               Financial and Accounting Officer)