Form 10-K
period 2003-09-30
COMDISCO HOLDING CO INC
filed 2003-12-23
CIK 1179484

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 2003

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

                              Title of Each Class
-------------------------------------------------------------------------------
                    Common Stock, par value $0.01 per share
                        Contingent Distribution Rights


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

         The aggregate market value of common stock held by non-affiliates of the registrant was approximately $325 million based on its closing price per share of $134.65 on March 31, 2003. On March 31, 2003, there were 4,200,000 shares of common stock outstanding. Shares of common stock held by each officer and director and each shareholder who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


   Title of Each Class       Number of Shares Outstanding at December 1, 2003
------------------------   ----------------------------------------------------
Common Stock, par value                      4,197,100
$0.01 per share

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
===============================================================================

                        COMDISCO HOLDING COMPANY, INC.
                        2003 ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----

PART I


ITEM 1.     BUSINESS........................................................2

ITEM 2.     PROPERTIES.....................................................12

ITEM 3.     LEGAL PROCEEDINGS..............................................13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............14


PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS............................................14

ITEM 6.     SELECTED FINANCIAL DATA........................................16

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................18

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....40

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................41

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.......................................86

ITEM 9A.    CONTROLS AND PROCEDURES........................................86


PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............87

ITEM 11.    EXECUTIVE COMPENSATION.........................................91

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.................................................97

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................98

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.........................98


PART IV


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K......................................................101


SIGNATURES................................................................106

                        COMDISCO HOLDING COMPANY, INC.
                        2003 ANNUAL REPORT ON FORM 10-K

                                    PART I
                                    ------

Disclosure Regarding Forward-Looking Statements

         This Annual Report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission (the "SEC") and written and oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan (as defined below), cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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

Available Information

         The Company's website address is www.comdisco.com. The Company makes available through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC. The Company also makes available through the website its press releases, the Senior Executives Code of Conduct, the Employee Code of Conduct, the Audit Committee Charter and the Compensation Committee Charter, as well as contact information for the Audit Committee and an employee hotline number. Information contained on the Company's website is not intended to be part of this Annual Report on Form 10-K.

ITEM 1.  BUSINESS


         THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S PLAN OF REORGANIZATION AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE.

         AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

         In this Annual Report on Form 10-K, references to "the Company," "Comdisco Holding," "we," "us" "our" and "Successor" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco Global Holding Company, Inc., Comdisco, Inc., Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc., and its predecessors, except in each case where the context indicates otherwise. All references to "Comdisco, Inc." and "Predecessor" mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

General Development of Business

         Wind-Down of Operations

         Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan (as defined below), focused on the monetization of its remaining assets. The Company's asset base has decreased by approximately 84 percent to $373 million at September 30, 2003 from $2.341 billion at September 30, 2002. Total revenue and net cash flow from operations have decreased by 62 percent and 60 percent, respectively, in fiscal year 2003 compared to fiscal year 2002. The Company expects total revenue and cash flow from operations to continue to decrease until the wind-down of its operations is complete; however, the Company cannot accurately predict the net amount to be realized, or the timing of such realization, from the continued monetization of its assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

         The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 18, 2003, the Company had a total of 108 employees, a decrease of approximately 82 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. On November 26, 2003, the Company filed a motion with the Bankruptcy Court (as defined below) seeking authority for the Company to migrate from its current legacy mainframe-based information system to a simplified, alternative information system during fiscal 2004. Further, the Company plans to consolidate its management structure into a single business unit during fiscal 2004. The Company currently is evaluating other alternatives that it expects will improve the efficiency of its operations during the wind-down including, but not limited to, the appointment of a disbursing agent to assume those duties assigned to the Company's directors and officers pursuant to the Plan. The Company may seek Bankruptcy Court approval prior to the implementation of any such alternatives.

         Reorganized Corporate History

         On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division (the "Bankruptcy Court") (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002. Prior to the effective date of the Plan, Comdisco, Inc. formed Comdisco Holding Company, Inc., a Delaware corporation (the "Company" or "Comdisco Holding"), and Comdisco Holding, in turn, formed Comdisco Leasing Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Comdisco Holding. On August 12, 2002, in accordance with the Plan, Comdisco Leasing Merger Subsidiary, Inc. merged with and into Comdisco, Inc. such that Comdisco, Inc. emerged as the surviving corporation of the merger and a wholly-owned subsidiary of Comdisco Holding. As a result of that merger, Comdisco Holding became the successor to Comdisco, Inc. A copy of the Plan for Comdisco, Inc., as well as other information related to distributions of cash and securities pursuant to the Plan, can be found in a Current Report on Form 8-K filed on August 9, 2002 with the SEC by Comdisco, Inc. A copy of the Plan was filed as an exhibit thereto.

         Prior to the bankruptcy, Comdisco, Inc. provided technology services worldwide to help its customers maximize technology functionality, predictability and availability, while freeing them from the complexity of managing their technology. Comdisco, Inc. leased information technology equipment to a variety of industries and more specialized equipment to key vertical industries, including semiconductor manufacturing and electronic assembly, healthcare, telecommunications, pharmaceutical, biotechnology and manufacturing. Through its Ventures (as defined below) group, Comdisco, Inc. provided equipment leasing and other financing and services to venture capital-backed companies.

         Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding), which manages the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding), which manages the sale and run-off of the Company's reorganized US Leasing operations and assets (information technology and telecommunications leasing operations in the US and Canada); and (iii) Comdisco Ventures, Inc. (a direct wholly-owned subsidiary of Comdisco, Inc.), which manages the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management, or CAM, group is responsible for the sale and run-off of certain corporate and leasing assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism is now a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc.

         General Terms of the Plan of Reorganization

         As more fully described in the Plan, the Company's business purpose is limited to the orderly sale or run-off of all of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

         Approximately $10.745 billion in claims were initially filed in the Comdisco, Inc. bankruptcy case. By the date of the initial distribution under the Plan on September 30, 2002, the claims amount was reduced to approximately $4.4 billion. The $4.4 billion claims amount consisted of $3.9 billion in Allowed Claims (as defined below), of which $3.630 billion were Allowed Class C-3 Claims and Allowed Class C-4 Claims, $285 million were Allowed Class C-1 Claims and $450 million was the estimated amount of claims that were unresolved (the "Disputed Claims"). A claim is deemed allowed by the Bankruptcy Court when it is resolved and settled pursuant to the Plan or court order (an "Allowed Claim").

         From the initial distribution through the date of this filing, Allowed Claims increased by $61 million from $3.630 billion to $3.691 billion due to additional Class C-3 and C-4 claims being allowed subsequent to the initial distribution. No additional Class C-1 claims have been allowed. From the initial distribution through the date of this filing, Disputed Claims have, through the allowance of $61 million and the disallowance of $99 million, decreased to approximately $290 million. Two groups of Disputed Claims (related to the SIP (as defined below) and a Ventures compensation plan dispute) represent more than 75 percent of the aggregate remaining estimated amount. At December 12, 2003, the Disputed Claims Reserve (as defined below) consisted of approximately $284 million in cash and approximately 306,000 shares of Common Stock.

         In very general terms, the Plan contemplates six different classes of claims against the Comdisco, Inc. bankruptcy estate:

            o "Class C-1" Claims. This class is comprised of secured claims against Comdisco, Inc.

            o "Class C-2" Claims. This class is comprised of certain priority claims against Comdisco, Inc., but does not include Administrative Claims or Priority Tax Claims (as each are defined in the Plan) although such claims do have the same priority as Class C-2 Claims.

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

         The Plan provides that holders of Allowed Class C-1 Claims, Allowed Class C-2 Claims, Administrative Claims and Priority Tax Claims will be unimpaired. Class C-1 Claims primarily relate to discounted lease rentals where the Company generated cash proceeds by selling the future rental payments for specific domestic lease contracts on a non-recourse basis. As these rental payments are collected from our customers, they are remitted to holders of claims related to the discounted lease rentals in the ordinary course of business. As of the date of this filing, Class C-2 Claims, Administrative Claims and Priority Tax Claims were approximately $1.9 million, which, if and when allowed, will be paid in cash from operations of the Company.

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

         On September 30, 2002, the Company made an initial distribution to holders of Allowed Class C-3 and Class C-4 Claims based upon an aggregate allowed amount of approximately $2 million and $3.628 billion, respectively. As part of the initial distribution, Allowed Claims for Class C-3 creditors were paid in cash at the rate of approximately 89.8 percent of the allowed amount of their claims. Allowed Claims for Class C-4 creditors received a distribution valued on the date of initial distribution at 89.8 percent of the allowed amount of their claims comprised of cash equal to approximately 55 percent of their Allowed Claims, and pro rata shares of the Senior Notes, Subordinated Notes, new Common Stock of the Company and rights to the Trust Assets (as defined below). In addition, Allowed Claims for Class C-5A received contingent distribution rights ("CDRs") that entitle holders to share at increasing percentages in the proceeds realized from the monetization of the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. If and when any Class C-5B claims are allowed, holders of such Allowed Claims also will receive CDRs. Pursuant to a Bankruptcy Court order dated March 17, 2003, approximately 8.1 million CDRs, and any distributions relating to these rights, are being held by the Company's transfer agent pending resolution of the Class C-5A and the Class C-5B claims. No Class C-5B claims have been allowed to date. Additional information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section Contingent Distribution Rights in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Approximately $1.347 billion of outstanding claims as of the initial distribution were Disputed Claims. Pursuant to the Plan, the Company established a reserve for Disputed Claims in the amount of $450 million (the "Disputed Claims Reserve"), which was funded based upon a Bankruptcy Court order granting authority to Comdisco, Inc. to estimate certain claims. The Disputed Claims Reserve was established to fund a claim once the claim is deemed an Allowed Claim so long as funds are available in the Disputed Claims Reserve. The process of resolving the Disputed Claims is ongoing. If a Disputed Claim is not settled consensually, it will ultimately be heard and determined by the Bankruptcy Court. The Company cannot predict with accuracy when the claims resolution process will be completed or what the total amount of Allowed Claims will be upon completion. Payments and distributions from the Disputed Claims Reserve have been made as appropriate to the holder of any Disputed Claim that has become an Allowed Claim, on the next Quarterly Distribution Date (as defined in the Plan) after the date the Disputed Claim becomes an Allowed Claim. Such distributions are based upon the cumulative distributions that would have been made to the holder of such a claim under the Plan if the Disputed Claim had been allowed on the Effective Date (as defined by the Plan) and are not limited by the Disputed Claim amounts previously reserved with respect to such Disputed Claim to the extent that additional amounts are available in the Disputed Claims Reserve. On each Quarterly Distribution Date, the Disputed Claims Reserve is reduced by an amount equal to the amount reserved with respect to each Disputed Claim that has been resolved during the period. To the extent the amount reserved for the Disputed Claim exceeds the allowed amount, if any, of the claim, the remainder shall be distributed to holders of Class C-4 Claims that have been allowed in accordance with the provisions of the Plan.

         The Plan further provides that, under certain circumstances, subrogation rights that the Company may have against senior managers (the "SIP Participants") who participated in Comdisco, Inc.'s Shared Investment Plan ("SIP") be placed in a trust for the benefit of creditors (the "Trust Assets"). In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The SIP Guaranty Claim is a Disputed Claim. On July 29, 2002, the Company filed an objection to the SIP Guaranty Claim asserting various arguments in support of its defense against the SIP Guaranty Claim. On November 20, 2003, the Bankruptcy Court entered a Final Order allowing the SIP Guaranty Claim for $104 million in principal, $26 million in pre-petition interest, $2 million in breakage losses and legal fees in an amount to be determined. The Bankruptcy Court had previously ruled that the Company did not have the appropriate legal standing to assert a regulatory margin violation. The Company has appealed the Final Order and the ruling and the SIP Guaranty Claim remains a Disputed Claim.

         To the extent that the Company makes a payment or distribution to the SIP Lenders, and as a result thereof obtains subrogation rights, whether by operation of law, by agreement with the SIP Lenders or otherwise, such subrogation rights may become part of the Trust Assets. Pursuant to the Plan, the Company was authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. On November 27, 2002, the Bankruptcy Court approved the offering by the Company of enhanced SIP Relief of 70 percent to seventy-two terminated employees and 80 percent to twenty-three go-forward employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. The enhanced SIP Relief offer generally expired on December 31, 2002 and five of seventy-two terminated employees and twenty-one of twenty-three go-forward employees have executed such waivers and releases, agreements to pay and provided additional documentation in support of the fulfillment of certain other conditions.

         In regard to Prism and its subsidiaries, Comdisco, Inc. had intercompany secured claims against Prism that exceeded the value of the assets of Prism. Pursuant to the Plan, Comdisco, Inc. reduced its Allowed Claims against the Prism entities to no more than one-third of the total distribution to Prism creditors. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan.

         Changes in Management

         On August 12, 2002, Ronald C. Mishler, 43, was appointed chairman, chief executive officer and president of the reorganized Company. Mishler, who joined Comdisco, Inc. in July 2001 as senior vice president and treasurer, had been serving as president and chief operating officer of Comdisco, Inc. since April 26, 2002. Pursuant to the Plan, Mishler replaced Norman P. Blake, who had been serving as chairman and chief executive officer of Comdisco, Inc. since he joined Comdisco, Inc. in February 2001.

         In addition, the following individuals were named to serve for two-year terms on the board of directors of the reorganized Company: Ronald C. Mishler (chairman), Jeffrey A. Brodsky, Robert M. Chefitz, William A. McIntosh and Randolph I. Thornton. See Item 10, Directors and Executive Officers of the Registrant, below, for biographical information for each member of the Company's board of directors. On August 12, 2002, these individuals succeeded all of the former directors of Comdisco, Inc. to serve on the board of directors of Comdisco Holding as set forth in the Plan.

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

         Basis of Presentation

         Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court on July 16, 2001. Prior to emerging from Chapter 11 on August 12, 2002, Comdisco, Inc. operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The reorganized Company adopted fresh-start reporting and gave effect to its emergence from bankruptcy as of July 31, 2002 for financial reporting purposes.

         Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of September 30, 2003 and 2002, the consolidated balance sheets as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

         A black line has been drawn on the accompanying consolidated financial statements to distinguish between Comdisco Holding Company, Inc. (occasionally referred to herein as the "Successor company") and Comdisco, Inc. (occasionally referred to herein as the "Predecessor company").

         Sales of Assets

         See Note 5 of Notes to Consolidated Financial Statements for information on the sale of assets by the Company during the three-year period ended September 30, 2003. See section Narrative Description of Business (below), for a discussion of the Company's principal business segments after emergence.

         Discontinued Operations

         As a result of the asset sales described in Note 5 of Notes to Consolidated Financial Statements, the Australian, New Zealand, Austrian, French and Swiss (collectively, "International Leasing"), German ("German Leasing Subsidiary") and US Leasing operations have been accounted for as discontinued operations, and accordingly, amounts in the financial statements and related notes for all historical periods shown have been restated to reflect the International Leasing, German Leasing Subsidiary and US leasing operations as discontinued operations.

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

         On October 1, 2000, Comdisco, Inc. ceased funding Prism and, as a result, Prism began winding down its operations. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan. As a result, Prism has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all historical periods shown have been restated to reflect Prism as a discontinued operation.

Financial Information about Segments

         See Note 20 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for financial information about the Company's reportable business segments. The Company has restated the corresponding items of segment information for earlier periods to reflect the post-emergence reorganization changes made to its reportable segments and to reflect the discontinuance of operations (see Note 5 of Notes to Consolidated Financial Statements).

Narrative Description of Business

         General

         Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets.

         Principal Business Segments

         Following the Company's emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four reportable business segments: (i) US Leasing, which included the information technology and telecommunications leasing operations in the US and Canada and was managed by Comdisco, Inc.; (ii) European IT Leasing, which is managed by Comdisco Global Holding Company, Inc.; (iii) Ventures, which is managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management, or CAM, group. The Company's Services business was substantially discontinued prior to emergence. As a result of the sale of US Leasing to Bay4 Capital Partners, LLC ("Bay4") and the sale of the Company's Canadian leasing assets to Bay4 Capital Partners, Inc. in September 2003 (see Note 5 of Notes to Consolidated Financial Statements), the US Leasing segment has been classified as a discontinued operation at September 30, 2003. For business segment reporting purposes, the CAM group includes various corporate assets and liabilities managed by corporate staff.

         The Company's operations are primarily conducted through its principal office in Rosemont, Illinois. Until the sale of assets to Bay4 and Bay4 Capital Partners, Inc., the US Leasing operations maintained various sales offices located in North America. The assets remaining in Europe are managed through two regional offices located in the Netherlands and the United Kingdom. All of the Company's business segments had their own management teams, account management operations and customer support personnel. Overall corporate control and coordination has been achieved through centralized policies and procedures, financial reporting, cash management, legal services, additional customer support and strategic planning. The Company expects to consolidate its management structure into one business unit as part of its ongoing wind-down process during fiscal 2004.

         The following is a narrative description of the US Leasing (which, for financial reporting purposes, has been classified as discontinued operations at September 30, 2003), European IT Leasing, Ventures and CAM business segments as operated in fiscal year 2003. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, for recent developments relating to the Company's reportable business segments.

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

         Substantially all equipment leases that the Company originated had specified non-cancelable initial terms ranging from two to five years. The general terms and conditions of all of its leases were substantially similar and were embodied in a master lease agreement. For each lessee, the lease term, rent interval, lease rate factor and other specific terms for each piece of leased equipment were set forth on equipment schedules, which incorporated the terms and conditions of its master lease agreement.

         The Company bought, sold, leased and remarketed technology equipment made by most of the leading manufacturers. Specifically, the Company leased PCs, point of sale, server, enterprise, network, telecommunications and other equipment. The Company's strategy for the distributed systems market was to provide financing, asset management, reconditioning services and software tools to its customers.

         The Company offered a variety of leasing products to the marketplace and often the leases were enhanced with service products for its customers. The Company differentiated itself from competitors through a number of service offerings tied into the assets on lease. For example, the Company's asset management services included procurement, tracking, help desk and break/fix services for the assets on lease.

         The Company's telecommunications group, which was part of the Company's US Leasing operations, provided leasing and remarketing, asset management and reconditioning services for telecommunications equipment. The Company focused on helping carriers competitively respond to network capacity requirements through customized financing, reconditioned equipment options and other services for various switches, routers and other telecommunications equipment.

         The assets of its US information technology leasing business were sold to Bay4 and Canadian leasing assets were sold to Bay4 Capital Partners, Inc. prior to September 30, 2003 and a number of employees of the former US Leasing segment were hired by the acquiring companies and/or their affiliates. All remaining employees of the US Leasing segment have been terminated, primarily in September and October 2003.

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

         The European IT Leasing segment's operations, assets and business strategy were substantially similar to those of the US Leasing segment. However, the European IT Leasing segment offered a different variety of leasing products to the marketplace than those of US Leasing. For example, the technology refresh option product, offered primarily in Europe, involves long-term funding commitments and allowed customers to reduce technology risk while maintaining a predictable spending pattern.

         Prior to bankruptcy, the Company's European IT Leasing operations were conducted through its subsidiaries with multiple operations centers across Europe. Today, European IT Leasing has substantially consolidated its operations into two small offices located in the United Kingdom and in the Netherlands.

         See Note 5 of Notes to Consolidated Financial Statements for information regarding the sale of certain European IT Leasing assets and subsidiaries.

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

         Prior to bankruptcy, the Ventures group structured financial relationships specific to a company's needs and provided services specific to the company's stage of development. The Ventures group served as a strategic financing source to complement venture capital and commercial banking relationships and provided a means for leveraging the equity capital invested.

         The Ventures group invested in various stages of companies from seed stage to pre-IPO companies and offered financing products that included leasing, subordinated debt, secured debt (e.g., lines of credit, working capital), bridge loans, expansion loans, acquisition financing, landlord guarantees, convertible debt and equity. The Ventures group also offered value added services of the Company, such as discounted purchasing of new equipment and access to reconditioned equipment.

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

         The Ventures group provided financing to companies providing Internet services, and in industries that included software and computer services, communications and networking, hardware, semiconductors, biotechnology and medical devices, and others. Although Comdisco, Inc. funded the Ventures group's contractual financing commitments in place as of July 16, 2001, the Company has not made new venture debt or equity financing commitments since the second quarter of fiscal 2001.

         On the Effective Date of the Plan, the assets of the Ventures group were transferred to Comdisco Ventures, Inc., which is responsible for the orderly sale or run-off of the remaining assets in the portfolio. During fiscal 2003, all Ventures group regional offices were closed and personnel in the Rosemont office assumed the management of the Ventures portfolio.

                  The Corporate Asset Management ("CAM") Group
                  --------------------------------------------

         CAM group was established as a separate business unit pursuant to the Plan, operating as a division of Comdisco, Inc. CAM group's business purpose is limited to the orderly sale or run-off of all of the remaining assets that it manages. For business segment reporting purposes, the CAM group includes various corporate assets and liabilities managed by corporate staff. CAM manages a diverse set of assets located globally including:

            o management of the amounts due from buyers on certain portfolio sales including performance based payments;

            o management of the remaining assets for industry specific leasing portfolios including assets located in North America, Europe and the Pacific Rim;

            o disposition of various corporate assets including real estate and equity positions;

            o     the orderly liquidation of the network leasing portfolio;
                  and

            o the orderly liquidation of the Japanese and Mexican IT portfolios.

         Substantially all equipment leases managed by the CAM group have specified non-cancelable initial terms ranging from two to five years. The general terms and conditions of all of its leases were substantially similar and were embodied in a master lease agreement. For each lessee, the lease term, rent interval, lease rate factor and other specific terms for each piece of leased equipment were set forth on equipment schedules, which incorporated the terms and conditions of its master lease agreement.

         Prior to the bankruptcy proceeding, the Company provided leasing and remarketing, asset management and reconditioning services for industry specific equipment including the following leasing groups:

            o Electronics Group: The Company leased new and used electronic manufacturing, testing and monitoring equipment, including semiconductor production equipment, automated test equipment and assembly equipment to customers globally. Additionally, the Company maintained a dedicated refurbishing and sales facility in the Silicon Valley area. CAM continues to manage the sale or run-off of the electronics assets remaining after the sale to General Electric Capital Corporation ("GE Capital").

            o Healthcare Group: The Company leased medical and other high technology equipment to healthcare providers, including used reconditioned medical equipment. The Company's portfolio included angiography, MRI systems, CT scanners, nuclear imaging devices, test equipment such as oscilloscopes, analyzers and testers and other medical equipment. CAM continues to manage the sale or run-off of the healthcare assets remaining after the sale to GE Capital.

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

         Services

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

         Customers

         Due to the Company's limited business purpose, the Company does not expect to be dependent upon a single customer or group of customers to generate future investment or revenue opportunities. However, the Company currently has a concentration of its assets in a few customers and obligors such as the following:

            o The Company has four payments totaling up to approximately Euro 38 million due from Comprendium Investments S.A. resulting from the sale of the stock of its German Leasing Subsidiary, due over the next thirty-six months. The payments due are included in the assets of discontinued operations at September 30, 2003.

            o The Company has a residual note due from Bay4 from the sale of US Leasing totaling approximately $40 million, which will be paid, provided the leased equipment residuals perform. The residual note is included in the assets of discontinued operations at September 30, 2003.

            o The Company has approximately $26 million due from its participation interest in certain lease rental payments from Agere Systems, Inc. ("Agere") as a result of the settlement of future contingent payment obligations from the sale of the electronics equipment leasing business (see Notes 5 and 12 of Notes to Consolidated Financial Statements). The payments due from Agere are included in the balance sheet in Receivables (at the present value of the minimum lease payments) and, in a like amount, in Deferred Income. As payments are received, the Company records earnings in an amount equal to the payments received.

            o The Company's European IT Leasing has remaining payments of approximately 9.1 million GBP through 2008 due from a subsidiary of Cable & Wireless Plc. The remaining lease payments are reflected in Leased Assets at September 30, 2003.

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

         Employees

         On September 30, 2003, the Company had approximately 121 U.S. employees and 7 non-U.S. employees, for a total of 128 employees. No employees are represented by a labor union. As of December 18, 2003, the Company had 101 U.S. employees and 7 non-U.S. employees, for a total of 108 employees. The Company anticipates further reductions in its workforce to coincide with future sales and run-off of its remaining asset portfolios, its anticipated conversion from its current legacy mainframe-based information system to a simplified, alternative information system and further consolidation of its business segment management structure.

         Other

         The Company does not own any patents, trademarks, licenses, franchises or concessions that it considers to be material to the Company's businesses.

         The Company's businesses are not seasonal; however, quarter-to-quarter results from operations can vary significantly.

         Because of the nature of the Company's business, the Company is not required to carry significant amounts of inventory either for delivery requirements or to assure continuous availability of goods from suppliers.

Financial Information about Geographic Areas

         See Note 20 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for information about foreign and domestic operations.

ITEM 2.  PROPERTIES

         Properties Sold in Fiscal 2003

         On September 26, 2003, the Company announced the sale of its 287,000 square-foot headquarters building located at 6111 N. River Road in Rosemont, Illinois for $19.3 million. The sale closed on September 25, 2003. The Company will remain as a tenant in the building and has leased 50,000 square feet through March 31, 2004, declining to approximately 25,000 square feet through October 2004. The building serves as the headquarters for all of the Company's business segments.

         On August 15, 2003, the Company closed the sale of its 250,000 square-foot warehouse facility located at 800 Albion Way in Schaumburg, Illinois for approximately $3.7 million. This facility had been used primarily for refurbishing, maintenance and storage of equipment held for lease or sale, primarily to customers of US Leasing.

         Owned Properties

         The Company owned a 75,000 square foot data center in Carlstadt, New Jersey, and owns a 36,000 square foot data center in Eching, Germany, both of which were utilized by the Company's Availability Solutions business segment, and owns an 11,500 square foot day care facility in Rosemont adjacent to its headquarters. The Company completed the sale of the Carlstadt facility in November 2003 for approximately $2.2 million, of which approximately $1.5 million is in escrow pending resolution of an unrelated New Jersey state tax issue as of the date of this filing. The property in Eching and the day care facility in Rosemont are offered for sale by the Company at this time. The sale process, which is being managed by the CAM group, is expected to generate cash of less than $4 million.

         Leased Properties

         The Company leases office space for all of its operations in Rosemont, Illinois (50,000 square feet declining to approximately 25,000 square feet through October 2004). The Company has prepaid its Rosemont, Illinois leasing obligations through October 2004. The Company will continue to lease warehouse space in Hayward, California (112,800 square feet) through January 2004 for its electronics operations and small offices in the Netherlands and the United Kingdom to manage the runoff of its European IT Leasing and CAM group assets.

ITEM 3.  LEGAL PROCEEDINGS

         Bankruptcy Proceeding

         On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court to facilitate the restructuring of Comdisco, Inc.'s debt, trade and other obligations. Comdisco, Inc. continued to operate its business and manage its property as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders until the Plan was confirmed on July 30, 2002 and became effective on August 12, 2002. The provisions of the Plan are further described under Item 1, Business, of this Report and in a Current Report on Form 8-K filed on August 9, 2002 with the SEC by Comdisco, Inc. A copy of the Plan is also available on the Company's website. Since emerging from bankruptcy, the Company has filed a number of motions with and obtained orders from the Bankruptcy Court, including, but not limited to, motions and orders relating to payments due under the CDRs, the administration of the Disputed Claims Reserve and administration of the claims resolution process.

         Securities Litigation

         On February 7, 2001, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois against Comdisco, Inc., Nicholas K. Pontikes, and John J. Vosicky, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. See Blitzer v. Comdisco, et al., No. 01-C-0874. Nicholas K. Pontikes is a former chief executive officer and director of Comdisco, Inc.; John J. Vosicky formerly served as a director, executive vice president, and chief financial officer of Comdisco, Inc. In addition, fourteen other similar purported class action lawsuits were filed against Comdisco, Inc., Nicholas K. Pontikes, and John J. Vosicky in the United States District Court for the Northern District of Illinois. Those individual class action lawsuits, along with the first-filed Blitzer case, were dismissed and the complaints were combined into a single action, captioned In re: Comdisco Securities Litigation, No. 01-C-2110.

         In connection with the confirmation process for the Plan for Comdisco, Inc., the lead plaintiff in the consolidated action agreed to dismiss the action with respect to Comdisco, Inc., but maintained all rights, if any, against Nicholas K. Pontikes, John Vosicky, and any person not released from liability by the Plan. This resolution was made effective pursuant to a stipulation and agreed order dated June 13, 2002.

         On November 15, 2002, the lead plaintiff in the consolidated lawsuit filed an Amended Class Action Complaint in the United States District Court for the Northern District of Illinois, Eastern Division, Master File No. 01 C 2110 ("Amended Complaint"). Neither the Company nor Comdisco, Inc. was named as a defendant in the Amended Complaint, which included claims against only Nicholas K. Pontikes and John J. Vosicky. On December 10, 2002, Messrs. Pontikes and Vosicky filed a motion to dismiss the Amended Complaint. The court denied that motion on March 31, 2003. Since that time, the parties have been engaged in discovery.

         On October 27, 2003, counsel for the lead plaintiff filed a motion for leave to intervene on behalf of a different individual seeking to serve as the class representative in the litigation. The court denied that motion on November 17, 2003. As yet, no class has been certified in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the three months ended September 30, 2003.

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

         In connection with the September 30, 2002 initial distribution under the Plan, the Company issued approximately 3.74 million shares of Common Stock to holders of Allowed Claims in Class C-4. Approximately 460,000 additional shares of Common Stock were deposited in the Disputed Claims Reserve for future distribution pending the outcome of Disputed Claims (approximately 306,000 shares remain in the Disputed Claims Reserve as of November 14, 2003). The Company's Common Stock currently trades on the Over-the-Counter Bulletin Board system under the symbol "CDCO." In addition, the CDRs currently trade on the Over-the-Counter Bulletin Board system under the symbol "CDCOR." Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The Plan authorizes, but does not require, the issuance of additional shares of the Company's Common Stock to make distributions to holders of CDRs. The Company has chosen to distribute cash to holders of CDRs in lieu of shares of Common Stock (see discussion following for distributions made to holders of CDRs). More information on distributions to holders of CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section Contingent Distribution Rights in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Common Stock

         As of December 1, 2003, there were 201 shareholders of record of the Company's Common Stock. The following tables set forth the high and low sales prices for the common stock of Comdisco, Inc. for fiscal 2001 and from October 1, 2001 through August 12, 2002. Between August 13, 2002 and September 30, 2002, Comdisco Holding had no shares of Common Stock outstanding; as such, the Company does not have information on trading that may have occurred during that time. On September 30, 2002, Comdisco Holding made an initial distribution of Common Stock to its creditors in accordance with the Plan. The first day that trading information is available for the shares of Common Stock is October 3, 2002. Due to the bankruptcy proceedings and the reorganization transactions, share prices for the Common Stock are not comparable to those reported in prior periods for Comdisco, Inc.


                  Comdisco, Inc. Stock Price
                        October 1, 2001                           Comdisco Holding Stock Price
                    to August 12, 2002 (2)                              Fiscal Year 2003
QUARTER            High      Low    Dividends           QUARTER         High        Low      Dividends
-------            ----      ---    ---------           -------         ----        ---      ---------
First             $0.94    $0.27           -            First       $  80.00     $  46.00    $      -
Second             1.14     0.29           -            Second        137.00        76.50           -
Third              0.41     0.01           -            Third         172.00        89.00       87.63
Fourth(1)          0.08     0.01           -            Fourth        130.00        70.00       47.60


(1) July 1, 2002 to August 12, 2002


(2) In accordance with the Plan, all shares of common stock of Comdisco, Inc. were cancelled on August 12, 2002.


         The Company's transfer agent and registrar is Mellon Investor Services, L.L.C., P.O. Box 3312, South Hackensack, New Jersey, 07606. The shareholder relations telephone number is (800) 851-9677 and the internet address is http://www.melloninvestor.com.

         From February 1979 to March 2001, Comdisco, Inc. paid quarterly dividends to shareholders of record in the prior calendar quarter. In the first and second quarters of fiscal 2001, Comdisco, Inc. paid out dividends in the amount of $0.025 per share. In May 2001, Comdisco, Inc. suspended the payment of quarterly dividends.

         In May 2003, the Company distributed approximately $308 million to stockholders in the form of a dividend paid on the Company's Common Stock. In June 2003, the Company distributed approximately $60 million to stockholders in the form of a dividend paid on the Company's Common Stock. In September 2003, the Company distributed approximately $200 million to stockholders in the form of a dividend paid on the Company's Common Stock. On November 20, 2003, the Company declared a cash dividend of $12 per share (an aggregate distribution of approximately $50 million) on the outstanding shares of its Common Stock, paid on December 11, 2003, to stockholders of record on December 1, 2003. Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

         Contingent Distribution Rights

         For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

         The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2003, there were 2,221 holders of record of the Company's CDRs and there were 152,272,188 outstanding CDRs.

         In May 2003, the Company made a $2.7 million distribution with respect to the CDRs. Two additional CDR distributions of approximately $2.5 million and $13.4 million were made in June 2003 and September 2003, respectively. On November 20, 2003, the Company declared a cash payment of $.0514 per CDR (an aggregate distribution of approximately $7.8 million) paid on December 11, 2003 to CDR holders of record on December 1, 2003.

         On December 16, 2003, the Company filed a Current Report on Form 8-K/A announcing the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. was approximately $3.461 billion (not the $3.449 billion as previously reported and as utilized in determining the cash payment of $.0514 per CDR paid on December 11, 2003). This increase in the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. entitles holders of CDRs to receive an incremental cash payment of approximately $2.8 million, or approximately $0.018 per CDR. The Company expects to make such incremental distribution in conjunction with its next payment to holders of CDRs. The next payment to holders of CDRs is expected to occur shortly after the next Quarterly Distribution (as defined in the Plan) from the Disputed Claims Reserve, which is scheduled for February 14, 2004.

         See Critical Accounting Policies and Contingent Distribution Rights in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for information on the CDR liability and the impact of the Disputed Claims Reserve on the operations of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data of the Company for the year ended September 30, 2003, the two months from August 1, 2002 to September 30, 2002 and for Comdisco, Inc. for the ten months from October 1, 2001 to July 31, 2002 and the years ended September 30, 2001, 2000 and 1999, has been derived from the Company's and/or Comdisco, Inc.'s audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the September 30, 2003 consolidated financial statements. As a result of the reorganization, the recording of the restructuring transactions, the asset disposition transactions and the implementation of fresh-start reporting pursuant to SOP 90-7, the Company's results of operations after July 31, 2002 are not comparable to results reported in prior periods for Comdisco, Inc.


                                                          SUCCESSOR          |                    PREDECESSOR
                                                                             |
                                                                Two Months   |     Ten Months
                                                  Year ended       ended     |       ended
                                                 September 30, September 30, |      July 31,       Years ended September 30,
(in millions except per share data)                  2003          2002      |        2002         2001       2000       1999
                                                 ------------  ------------- |   ------------- ----------- ---------- ----------
Consolidated summary of earnings (losses)                                    |
Revenue                                                                      |
  Leasing                                       $    135       $    44       |   $   484        $  881     $   786     $  816
  Sales                                               91             1       |       164           126         141         66
  Mainframe, medical and vendor portfolio sale         -             -       |         -             -           -         18
  Technology services                                 15             3       |        37            95         105         75
  Other                                               62            11       |        60           453         524        110
                                                 ------------  ------------- |   ------------- ----------- ---------- ----------
       Total revenue                                 303            59       |       745         1,555       1,556      1,085
Costs and expenses                                                           |
  Leasing                                            109            46       |       368           648         563        621
  Sales                                               80             3       |       189           111         115         67
  Mainframe, medical and vendor portfolio sale         -             -       |         -             -           -         18
  Technology services                                  8             5       |        27           110         115         71
  Selling, general and administrative                 77            10       |        85           185         258        144
  Contingent distribution rights                      52            10       |         -             -           -          -
  Write-down of equity securities                     25             3       |        70           129           7          -
  Bad debt expense                                   (92)            3       |       115           390         113         27
  Interest                                            25            12       |        16           294         314        301
  Reorganization items                                 -             -       |       439            34           -          -
  Fresh-start reporting adjustments                    -             -       |       369             -           -          -
  Other                                                -             -       |         -             -           -          30
                                                 ------------  ------------- |   ------------- ----------- ---------- ----------
       Total costs and expenses                      284            92       |     1,678         1,901       1,485       1,279
Earnings (loss) from continuing operations                                   |
  before income taxes (benefit), extraordinary                               |
  gain and cumulative effect of change in                                    |
  accounting principle                                19           (33)      |      (933)         (346)         71        (194)
Income taxes (benefit)                                (1)            2       |        48          (138)         24         (72)
                                                 ------------  ------------- |   ------------- ----------- ---------- ----------
Earnings (loss) from continuing operations                                   |
  before extraordinary gain and cumulative                                   |
  effect of change in  accounting principle           20           (35)      |      (981)         (208)         47        (122)
Earnings (loss) from discontinued operations,                                |
  net of income tax                                   80            18       |       287           (66)       (114)        170
Extraordinary gain                                     -           241       |       153             -           -           -
Cumulative effect of change in accounting                                    |
  principle, net of income tax                         -             -       |         -             2           -           -
                                                 ------------  ------------- |   ------------- ----------- ---------- ----------
  Net earnings (loss) to common stockholders     $   100       $   224       |   $  (541)      $  (272)    $   (67)   $     48
                                                 ============  ============= |   ============= =========== ========== ==========
Per common share data:                                                       |
Earnings (loss) from continuing                                              |
  operations-diluted                             $  4.80       $ (8.28)      |   $ (6.52)      $ (1.37)    $  0.28    $  (0.75)
Earnings (loss) from discontinued                                            |
  operations-diluted                               19.11          4.27       |      1.91         (0.44)      (0.69)       1.05
                                                                             |
Earnings from extraordinary gain-diluted               -         57.38       |      1.02             -           -           -
Cumulative effect of change in accounting                                    |
principle                                              -             -       |         -          0.01           -           -
                                                 ------------  ------------- |   ------------- ----------- ---------- ----------
  Net earnings (loss) to common                                              |
    stockholders-diluted                         $ 23.91       $ 53.37       |   $ (3.59)      $ (1.80)    $ (0.41)   $   0.30
                                                 ============  ============= |   ============= =========== ========== ==========
Cash dividends paid on common stock                                          |
  (per share)                                    $135.23       $     -       |   $     -       $  0.05     $   .10    $    .10
Average common shares (in thousands)-diluted       4,199         4,200       |   150,559       151,246     161,782     161,787
                                                                             |
Financial position:                                                          |
Total assets                                     $   373       $ 2,341       |   $ 2,291       $ 6,202     $ 8,697    $  7,807
Notes payable                                          -         1,050       |     1,050         1,096       1,314         820
Total long-term debt                                   -         1,113       |     1,123         2,999       4,147       4,236
Discounted lease rentals                               -           262       |       304           964         794         515
Stockholders' equity                                 182           641       |       413           447       1,214       1,060
                                                                             |
Other data:                                                                  |
                                                                             |
Total rents of new leases                        $     6       $    69       |   $   241       $ 1,500     $ 2,800    $  3,100
Future leasing contractual cash flows                148         1,798       |       N/A         5,397       7,063       6,731



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S PLAN OF REORGANIZATION AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE.

         AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

General

         Wind-Down of Operations

         Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. The Company's asset base has decreased by approximately 84 percent to $373 million at September 30, 2003 from $2.341 billion at September 30, 2002. Total revenue and cash flow from operations have decreased by 62 percent and 60 percent, respectively, in fiscal year 2003 compared to fiscal year 2002. The Company expects total revenue and net cash flow from operations to continue to decrease until the wind-down of its operations is completed; however, the Company cannot accurately predict the net amount to be realized, or the timing of such realization, from the continued monetization of its assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

         The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 18, 2003, the Company had a total of 108 employees, a decrease of approximately 82 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. On November 26, 2003, the Company filed a motion with the Bankruptcy Court seeking authority for the Company to migrate from its current legacy mainframe-based information system to a simplified, alternative information system during fiscal 2004. Further, the Company plans to consolidate its management structure into a single business unit during fiscal 2004. The Company currently is evaluating other alternatives that it expects will improve the efficiency of its operations during the wind-down including, but not limited to, the appointment of a disbursing agent to assume those duties assigned to the Company's directors and officers pursuant to the Plan. The Company may seek Bankruptcy Court approval prior to the implementation of any such alternatives.

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

         Events Leading to Bankruptcy

         In February 1999, Comdisco, Inc. acquired Prism, a provider of dedicated high-speed connectivity, for a cash purchase price of approximately $53 million. From the date of acquisition through September 30, 2000, Comdisco, Inc. provided Prism with cash totaling $478 million for the expansion of its network and for its operating costs. However, Prism's operations through September 2000 resulted in significant cash losses. On October 1, 2000, Comdisco, Inc.'s Board of Directors voted to cease funding the ongoing operations of Prism. On October 1, 2000, Prism's Board of Directors voted to cease operations and pursue the immediate sale of Prism's assets. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan. The venture leases, venture debt and direct equity financing provided by the Ventures group to venture capital-backed companies in the technology and Internet-based industries were, by their nature, high risk. For fiscal 2000, Ventures had net earnings of $246 million. During the first and second calendar quarter of 2001, a market downturn in the technology and Internet-based sectors resulted in a substantial decrease in the revenues of Ventures, deterioration in the credit quality of the Ventures portfolio and significant increases in bad debt expense and the write down of equity securities. As a result of these and other factors, the Ventures operation posted losses of $179 million and $150 million for the fiscal years ended September 30, 2002 and 2001, respectively.

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

         Emergence from Bankruptcy

         Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc. In addition, the Company's operations were reorganized into four reportable business groups: US Leasing; European IT Leasing; the Corporate Asset Management group ("CAM group"); and Ventures. See Item 1, Business, above, for more details about the Company's business operations.

         Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets.

         All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

         The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and run-off of its remaining assets. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash and made distributions of all available cash to holders of its Common Stock and CDRs in the manner and priorities set forth in the Plan. At that point, the Company will cease operations and no further distributions will be made.

         Critical Accounting Policies

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Comdisco to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated financial statements.

         The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

         The Company believes the following to be among the most critical judgment areas in the application of its accounting policies:

         o CDRs and CDR Liability: The Plan entitles holders of Comdisco Holding's CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc.

                  The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc.

                  Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of Statement of Financial and Accounting Standards No. 5, Accounting For Contingencies ("SFAS No. 5"). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimatable as of the balance sheet date.

                  The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact equity for financial reporting purposes at September 30, 2003: the estimated fair market value of the remaining properties held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 2, 5, 12 and 19 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

         o Fresh-Start Reporting: Upon the emergence from bankruptcy proceedings, the Company adopted fresh-start reporting which resulted in material adjustments to the historical carrying amounts of the Company's assets and liabilities. Fresh-start reporting was applied in accordance with SOP 90-7, which required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair value in accordance with the procedures specified by Statement of Financial and Accounting Standards No. 141, Business Combinations ("SFAS No. 141"). The fair values of the assets as determined for fresh-start reporting were based on estimates of anticipated future cash flows of assets discounted at rates consistent with the discount rates used in the Plan. Liabilities existing at the Plan confirmation date are stated at the present values of amounts to be paid discounted at appropriate current rates. Deferred taxes are reported in conformance with existing generally accepted accounting principles. Debt issued in connection with the Plan is recorded at the stated value. The difference between the net fair value of the assets and the liabilities existing at the confirmation date (excluding restructured debt in accordance with the Plan) and the reorganization value is "Excess of the Net Fair Value over Reorganization Value." "Excess of the Net Fair Value over Reorganization Value" is subject to the provisions of SFAS No. 141. Under SFAS No. 141, the excess of the net fair value is used to reduce certain assets, as defined by SFAS No. 141 (generally long-lived non-financial assets), to zero. Any excess net fair value remaining after the reduction is recognized as an extraordinary gain. The determination of the net fair values of the assets and liabilities is subject to significant estimation and assumptions. Actual results could differ from the estimates made.

         o Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in over two hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company regularly estimates the value of these investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes.

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

         Basis of Presentation

         Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court on July 16, 2001. Prior to emerging from Chapter 11 on August 12, 2002, Comdisco, Inc. operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The reorganized Company adopted fresh-start reporting and gave effect to its emergence as of July 31, 2002 for financial reporting purposes.

         Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of September 30, 2003 and 2002, the consolidated balances as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

         A black line has been drawn on the accompanying consolidated financial statements to distinguish between the Successor company and the Predecessor company.

Recent Developments

         In October 2003, the Company's United Kingdom subsidiary received a tax refund of approximately GBP 15 million (approximately $26 million) relating to the 2002 tax year. The UK Inland Revenue has one year to challenge and propose any adjustments to this amount. The Company expects to recognize any benefit of this refund when Inland Revenue completes its review.

         In November 2003, the Company completed the sale of its property in Carlstadt, New Jersey. The net proceeds from the sale were approximately $2.2 million, of which approximately $1.5 million is in escrow pending resolution of an unrelated New Jersey state tax issue as of the date of this filing.

         In November 2003, the Company declared a cash dividend of $12 per share (an aggregate distribution of approximately $50 million) on the outstanding shares of its Common Stock, paid on December 11, 2003, to stockholders of record on December 1, 2003. The Company intends to treat the dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

         In November 2003, the Company declared a cash payment of $.0514 per CDR (an aggregate distribution of approximately $7.8 million) paid on December 11, 2003 to CDR holders of record on December 1, 2003.

         On November 26, 2003, the Company filed a motion for an order in furtherance of the Plan seeking authority to migrate from its current legacy mainframe-based information system to a simplified, alternative information system.

         On December 16, 2003, the Company filed a Current Report on Form 8-K/A announcing the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. was approximately $3.461 billion (not the $3.449 billion as previously reported and as utilized in determining the cash payment of $.0514 per CDR paid on December 11, 2003). This increase in the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. entitles holders of CDRs to receive an incremental cash payment of approximately $2.8 million, or approximately $0.018 per CDR. The Company expects to make such incremental distribution in conjunction with its next payment to holders of CDRs. The next payment to holders of CDRs is expected to occur shortly after the next Quarterly Distribution (as defined in the Plan) from the Disputed Claims Reserve, which is scheduled for February 14, 2004.

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

         Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the September 30, 2003 consolidated financial statements.

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

Fiscal Year Ended September 30, 2003 Compared to the Fiscal Year Ended September 30, 2002

         Total Revenue

         Total revenue decreased 62 percent to $303 million for the fiscal year ended September 30, 2003 from $804 million for the fiscal year ended September 30, 2002. The decrease is due to lower revenues from all of the Company's operations. Since September 30, 2002, the Company has monetized a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 5 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). Furthermore, the Company's business purpose is limited to selling, collecting, or otherwise reducing to money in an orderly manner the remaining assets of the Company. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets. Accordingly, the Company expects continued declines in total revenue in fiscal 2004 as its asset base continues to decline.

         Additional revenue information for each of the three remaining business segments, European IT Leasing, Ventures and CAM group, is set forth below (the Company's US Leasing segment was discontinued in fiscal 2003 - see Notes 4 and 5 of Notes to Consolidated Financial Statements).

         Total Leasing Revenue

          Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 74 percent to $135 million for the fiscal year ended September 30, 2003 from $528 million for the fiscal year ended September 30, 2002. Operating, direct financing and sales-type lease revenues declined in all business segments in the current year period compared to the year ago period, declining 73 percent, 85 percent and 87 percent, respectively. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leased assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing revenue from European IT Leasing operations decreased 59 percent to $14 million for the fiscal year ended September 30, 2003. Total leasing revenue from CAM group decreased 87 percent to $36 million for the fiscal year ended September 30, 2003. Total leasing revenue from Ventures operations decreased 61 percent to $85 million for the fiscal year ended September 30, 2003.

         Sales Revenue

         The Company generates sales from two sources: (a) the sale of equipment from its inventory; and (b) the sale of equipment to the lessee either at original lease termination or during the original lease. Given the Company's limited business purpose, it conducts these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales decreased 45 percent to $91 million for the fiscal year ended September 30, 2003 from $165 million for the fiscal year ended September 30, 2002. This decrease is due primarily to the declining lease base and the completion of a sale to a single customer in the CAM group, which generated $38 million of sales revenue during the fiscal year ended September 30, 2002. In addition, generally declining values for electronics equipment in inventory has also resulted in lower revenues on these sales. European IT Leasing sales revenue increased 140 percent to $12 million for the fiscal year ended September 30, 2003 from $5 million for the fiscal year ended September 30, 2002 primarily due to one significant mid-term lease buyout in the second quarter of fiscal 2003. CAM group sales revenue decreased 63 percent to $52 million for the fiscal year ended September 30, 2003 from $139 million for the fiscal year ended September 30, 2002. Ventures sales revenue increased 29 percent to $27 million for the fiscal year ended September 30, 2003 from $21 million for the fiscal year ended September 30, 2002.

         Technology Services Revenue

         Revenues from technology services were $15 million and $40 million for the fiscal years ended September 30, 2003 and 2002, respectively. The decrease in the current fiscal year compared to the prior fiscal year is primarily the result of reduced revenues from the IT CAP services business. The IT CAP Services North America business was sold in February 2002.

         Other Revenue

         Other revenue decreased 13 percent to $62 million for the fiscal year ended September 30, 2003 from $71 million for the fiscal year ended September 30, 2002.

         The components of other revenue were as follows (in millions):

                                          Years ended
                                     2003            2002
                                 --------------  --------------

Sale of equity holdings          $     2         $     16
Sale of properties                    20                -
Interest income on notes               8               30
Investment income                      2                7
Foreign exchange gain                 22               13
GE Capital settlement gain             3                -
Other                                  5                5
                                 --------------  --------------
Total other revenue              $    62         $     71
                                 ==============  ==============


         Revenue from the sale of equity securities was $2 million for the year ended September 30, 2003, compared to $16 million for the year ended September 30, 2002. The decrease is primarily due to the declining value of the equity securities portfolio and reductions in overall liquidity events.

         On September 26, 2003, the Company announced the sale of its headquarters building and the sale of its warehouse facility. The Company recorded a gain in the amount of approximately $20 million, net of closing costs, in its fiscal year 2003 fourth quarter as a result of these sales. See Notes 2 and 5 of Notes to Consolidated Financial Statements for additional information about the property sales.

         Interest income on notes decreased 73 percent to $8 million for the fiscal year ended September 30, 2003 from $30 million for the fiscal year ended September 30, 2002. The decrease is primarily due to the declining number and amount of notes receivable.

         Investment income was $2 million for the year ended September 30, 2003, compared to $7 million for the year ended September 30, 2002. The decrease is due to reduced cash balances retained by the Company.

         Foreign exchange gain is due to the strengthening of the Euro and Canadian dollar compared to the U.S. dollar during the year ended September 30, 2003 and its resulting impact on the realization of deferred translation gains related to cash repatriations from foreign operations. Transaction gains and losses arise from the impact of exchange rate fluctuations on transactions denominated in a currency other than the functional currency.

         On August 4, 2003, the Company announced the completion of the post-closing review of the purchase price calculation for the sale of its leasing portfolios to GE Capital and announced that it had agreed to a settlement with GE Capital regarding their future contingent payment obligations on the Electronics equipment leasing business. See Note 5 of Notes to Consolidated Financial Statements for a description of the settlement and the settlement amounts.

         Total Costs and Expenses

         Total operating costs and expenses decreased 84 percent to $284 million for the fiscal year ended September 30, 2003 from $1.77 billion for the fiscal year ended September 30, 2002. The year ended September 30, 2002 included $439 million of reorganization items (see Note 6 of Notes to Consolidated Financial Statements) and $369 million of charges related to the Company's emergence from bankruptcy and the adoption of fresh-start reporting. The Company expects expenses to continue to decline in fiscal 2004 as compared to fiscal 2003 as a result of continued declines in assets and the consolidation of its management structure into a single business unit.

          Additional cost and expense information for each of the business segments is set forth below.

         Total Leasing Costs and Expenses

         Total leasing costs and expenses decreased 74 percent to $109 million for the fiscal year ended September 30, 2003 from $414 million for the fiscal year ended September 30, 2002. Total leasing costs and expenses is comprised of two components: (i) operating lease costs and expenses and (ii) sales-type lease costs and expenses. Operating and sales-type lease costs declined in all business segments in the current year compared to the prior year. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing costs and expenses from European IT Leasing operations decreased 64 percent to $9 million for the fiscal year ended September 30, 2003 from $25 million for the fiscal year ended September 30, 2002. Total leasing costs and expenses from CAM group decreased 87 percent to $26 million for the fiscal year ended September 30, 2003 from $202 million for the fiscal year ended September 30, 2002. Total leasing costs and expenses from Ventures decreased 60 percent to $74 million for the fiscal year ended September 30, 2003 from $187 million for the fiscal year ended September 30, 2002.

         Sales Costs and Expenses

         Sales costs and expenses decreased 58 percent to $80 million for the fiscal year ended September 30, 2003 from $192 million for the fiscal year ended September 30, 2002. The decrease in fiscal 2003 compared to fiscal 2002 is due to a decrease in assets available for sale. Generally declining fair market values for electronics equipment has resulted in losses on sales of such equipment. Equipment inventory is carried at the lower of net book value at lease term or fair value. European IT Leasing sales costs and expenses increased 150 percent to $10 million for the fiscal year ended September 30, 2003 from $4 million for the fiscal year ended September 30, 2002 primarily due to one significant mid-term lease buyout in the second quarter of fiscal 2003. CAM group sales costs and expenses decreased 66 percent to $60 million for the fiscal year ended September 30, 2003 from $175 million for the fiscal year ended September 30, 2002. CAM group sales are primarily electronics equipment remarketed from inventory. Declining fair market values for electronics equipment has resulted in losses on sales of such equipment and has negatively impacted the carrying value of the CAM group inventory. Ventures sales costs and expenses decreased 23 percent to $10 million for the fiscal year ended September 30, 2003 from $13 million for the fiscal year ended September 30, 2002.

         Technology Services Costs and Expenses

         Services costs were $8 million and $32 million for the fiscal years ended September 30, 2003 and 2002, respectively. The decrease reflects the overall reduction in services revenue and the sale of the IT CAP Services North America business in February 2002.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 19 percent to $77 million for the fiscal year ended September 30, 2003 from $95 million for the fiscal year ended September 30, 2002. The following table summarizes selling, general and administrative expenses (in millions):

                                                    Years ended
                                               2003              2002
                                           -------------     -------------
          Compensation and benefits          $   40            $   54
          Outside professional services          29                27
          Other expenses                          8                14
                                           -------------     -------------
                                             $   77            $   95
                                           =============     =============

         The decrease in compensation and benefits in the current year compared to the year earlier period reflect the continued reduction in personnel, offset by the effect of compensation plans implemented in order to maximize recoveries under the Plan (see Item 11, Bankruptcy Court-Approved Compensation Plans: Management Incentive and Stay Bonus Plans). The increase in outside professional service costs is attributable to the Company recording professional service costs related to the bankruptcy in reorganization items during the ten months ended July 31, 2002. Since emerging from bankruptcy, the Company records professional services in selling, general and administrative expenses.

         Contingent Distribution Rights

         The Company expensed $52 million and $10 million relating to the liability for CDRs for the years ended September 30, 2003 and 2002, respectively. See Critical Accounting Policies and Contingent Distribution Rights for a discussion of the amounts due CDR holders.

         Write-down of Equity Securities

         The charge for write-down of equity securities decreased 66 percent to $25 million for the fiscal year ended September 30, 2003 from $73 million for the fiscal year ended September 30, 2002. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

         Bad Debt Expense

         Bad debt expense was $(92) million for the fiscal year ended September 30, 2003 and $118 million for the fiscal year ended September 30, 2002. The decrease is primarily due to better than anticipated collection results in the year ended September 30, 2003 on the Company's assets, improving market and economic conditions (including continued low interest rates) and management's estimate of the reserves necessary for the Company's remaining assets as of September 30, 2003 (See Note 12 of Notes to Consolidated Financial Statements).

         Interest Expense

         Interest expense decreased 11 percent to $25 million for the fiscal year ended September 30, 2003 from $28 million for the fiscal year ended September 30, 2002. The decrease in the current year period compared to the year earlier period is primarily due to lower average daily borrowings during the current year period.

          As of July 16, 2001, Comdisco, Inc. ceased accruing interest on its domestic unsecured debt obligations. Contractual interest on all obligations for the ten months ended July 31, 2002 was $214 million, which is $198 million in excess of the $16 million recorded interest expense included in the accompanying financial statements for the ten months ended July 31, 2002. The $16 million of interest expense was primarily interest on secured debt.

         Interest expense for the two months ended September 30, 2002 includes interest on secured debt and on senior and subordinated debt issued upon emergence. See Note 11 of Notes to Consolidated Financial Statements for information about the Company's interest-bearing liabilities.

         Reorganization Items

         Charges for reorganization items were $439 million for the fiscal year ended September 30, 2002. See Note 6 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the pre-tax charge of $263 million for the sales of electronics, laboratory and scientific and healthcare leasing assets and Australian IT leasing assets. No reorganization items were recorded after emergence.

         Fresh-Start Reporting Adjustments

         Fresh-start reporting adjustments, which reflect the impact of fresh-start reporting on the assets and liabilities of Comdisco, Inc. as of July 31, 2002, totaled $369 million for the ten months ended July 31, 2002. See Notes 3 and 6 to Notes to Consolidated Financial Statements, which are incorporated in this section by reference, for details of the fresh-start reporting adjustments.

         Income Taxes

         See Note 13 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for details about the Company's income tax provision.

         Net Earnings (Loss) from Continuing Operations

         The net earnings from continuing operations were $20 million in fiscal 2003, or $4.80 per share-diluted in fiscal 2003, compared to a net loss of $1.02 billion in fiscal 2002. Fiscal 2003 continuing operations compared to the prior year reflect the lack of reorganization items and fresh-start reporting adjustments, reduced provisions for credit losses, and a positive margin from sales, partially offset by increased expense for the Company's CDRs.

         Discontinued Operations

         Net earnings from discontinued operations were $80 million for the year ended September 30, 2003 compared to $305 million for the year ended September 30, 2002.

         o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology and telecommunications leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. The results of operations for this business segment have been classified as discontinued operations and prior year periods have been restated. Revenue was $241 million during the fiscal year ended September 30, 2003 compared to $426 million during the fiscal year ended September 30, 2002. Costs and expenses for US Leasing were $215 million during the fiscal year ended September 30, 2003 compared to $430 million during fiscal year ended September 30, 2002. The decrease in revenue in the current year compared to the prior year is due to declines in revenue producing assets as a result of mid-term sales, leased asset sales and the runoff of the lease portfolio. The decrease in costs and expenses in the fiscal year ended September 30, 2003 compared to the fiscal year ended September 30, 2002 is due to the declines in revenue producing assets, reductions in personnel and reductions in the allowance for doubtful accounts. Net earnings for US Leasing were $38 million in the year ended September 30, 2003 compared to net earnings of $5 million in the fiscal year ended September 30, 2002.

         o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Revenue was $78 million and $200 million during the years ended September 30, 2003 and 2002, respectively. Costs and expenses for these operations were $65 million during the year ended September 30, 2003 compared to $158 million during the year ended September 30, 2002. In the third quarter of fiscal 2003, the Company repatriated funds from the sale of stock of its German Leasing Subsidiary. As a result, the Company recorded a $24 million gain related to the realization of deferred translation gains. Net earnings were $34 million during the years ended September 30, 2003 and 2002.

         o International Leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. In addition, the Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy Court on April 18, 2002. The financial results of these operations have been classified as discontinued operations and prior year periods have been restated. Revenue from International Leasing was $5 million in the year ended September 30, 2003 compared to $159 million for the year ended September 30, 2002. The gain recognized during the year ended September 30, 2003, approximately $7 million, relates primarily to foreign currency exchange gains. Costs and expenses for these operations were $3 million in the year ended September 30, 2003 compared to $163 million for the year ended September 30, 2002. Net earnings for International Leasing were $8 million in the year ended September 30, 2003, compared to a net loss of $44 million in the year ended September 30, 2002, including an estimated loss on disposal of assets of approximately $37 million.

         o        Availability Solutions: On November 15, 2001, Comdisco, Inc.
                  completed the sale of its Availability Solutions business to SunGard. The results of operations of Availability Solutions have been classified as discontinued operations and prior periods have been restated. Revenue from Availability Solutions was $67 million for the year ended September 30, 2002. Availability Solutions costs were $54 million during year ended September 30, 2002.

                  Net earnings of the Availability Solutions business were $313 million for the year ended September 30, 2002. Approximately $301 million of the net earnings within discontinued operations for the year ended September 30, 2002 relates to the gain on the sale of the Availability Solutions business.

                  The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the Company's intention to exit the Availability Solutions businesses of Germany and Spain (including the possible sale of assets in either or both countries), the Company has also accounted for these businesses as discontinued operations. Revenue and expenses for the Company's operations in Germany and Spain for the year ended September 30, 2002 were immaterial.

         o Prism Communications: Prism ceased operations on October 1, 2000. Continued declines in the telecommunications industry in the three months ended June 30, 2002 negatively impacted the market for telecommunications equipment. As a result, Comdisco, Inc. recorded a charge of $3 million in fiscal 2002 to write down these assets to fair market value. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan.

         Extraordinary Gain

         For the ten months ended July 31, 2002, the Company recorded a $153 million extraordinary gain resulting from the discharge of indebtedness. See
Note 3 of Notes to Consolidated Financial Statements. During the two months ended September 30, 2002, the Company recorded a $241 million, net of tax, extraordinary gain related to the elimination of the excess fair value of net assets over the reorganization value in accordance with SFAS No.
141, "Business Combinations."

         Net Earnings (Loss)

         Net earnings were $100 million for the year ended September 30, 2003 compared to a net loss of $317 million for the fiscal year ended September 30, 2002.

Fiscal Year Ended September 30, 2002 Compared to the Fiscal Year Ended September 30, 2001

         Total Revenue

         Total revenue decreased 48 percent to $804 million for the fiscal year ended September 30, 2002 from $1.56 billion for the fiscal year ended September 30, 2001. The decrease is due to lower revenues from all of the Company's operations. During fiscal 2002, the Company's operations were limited by the Company's financial constraints and the related impact on new business volume and remarketing, general economic conditions, anticipated asset sales and actual lease portfolio sales, significant reductions in personnel and the impact of the filing on the business. See the Risk Factor entitled "Uncertainties Relating to the Bankruptcy Plan" in this Item 7, below, for more information. Additional revenue information for each of the three remaining business segments, European IT Leasing, Ventures and CAM group, is set forth below.

         Total Leasing Revenue

         Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 40 percent to $528 million for the fiscal year ended September 30, 2002 from $881 million for the fiscal year ended September 30, 2001. Operating and direct financing lease revenues declined in all business segments in the current year period, declining 39 percent and 35 percent, respectively. Total revenue from sales-type leases declined 43 percent to $30 million from the fiscal year ended September 30, 2002 from $53 million for the fiscal year ended September 30, 2001. European IT Leasing sales-type revenue increased 40 percent to $14 million for the fiscal year ended September 30, 2002 from $10 million for the fiscal year ended September 30, 2001 primarily from its UK operations. CAM group declined 64 percent to $15 million for the fiscal year ended September 30, 2002 from $42 million for the fiscal year ended September 30, 2001. Ventures sales-type revenue was $1 million in each of the fiscal years ended September 30, 2002 and 2001. Total leasing revenue from European IT Leasing operations decreased 6 percent to $34 million for the fiscal year ended September 30, 2002. Total leasing revenue from CAM group decreased 50 percent to $277 million for the fiscal year ended September 30, 2002. The decrease in total leasing revenue from CAM group is primarily due to the leased asset sales to GE Capital and other organizations discussed in Note 5 of Notes to Consolidated Financial Statements. Total leasing revenue from Ventures operations decreased 26 percent to $217 million for the fiscal year ended September 30, 2002.

         Sales Revenue

         The Company generates sales from two sources: (a) the sale of equipment from its lease portfolio; and (b) the sale or re-lease of equipment either at original lease termination or during the original lease. Revenue from sales increased 31 percent to $165 million for the fiscal year ended September 30, 2002 from $126 million for the fiscal year ended September 30, 2001. The increase is due to the Company's emphasis on remarketing transactions structured as sales rather than as leases and the overall business purpose of the Company to sell or orderly liquidate its assets. European IT Leasing sales were $5 million in each of the fiscal years ended September 30, 2002 and 2001. CAM group sales revenue increased 26 percent to $139 million for the fiscal year ended September 30, 2002 from $110 million for the fiscal year ended September 30, 2001. Ventures sales revenue increased 91 percent to $21 million for the fiscal year ended September 30, 2002 from $11 million for the fiscal year ended September 30, 2001.

         Technology Services Revenue

         Revenues from technology services were $40 million and $95 million for the fiscal years ended September 30, 2002 and 2001, respectively. The decrease in the current year period compared to the year earlier period is primarily the result of reduced revenues from the IT CAP services business. The IT CAP Services North America business was sold in February 2002.

         Other Revenue

         Other revenue, which was primarily comprised of revenue from the sale of Ventures' equity investments and interest income earned on notes from Ventures' customers, decreased 84 percent to $71 million for the fiscal year ended September 30, 2002 from $453 million for the fiscal year ended September 30, 2001.

         The components of other revenue were as follows (in millions):

                                          Years ended
                                      2002           2001
                                  -------------- --------------

Sale of equity holdings           $     16        $   353
Interest income on notes                30             64
Investment income                        7             28
Foreign exchange gain                   13              -
Other                                    5              8
                                  -------------- --------------
Total other revenue               $     71        $   453
                                  ============== ==============


         The decrease is primarily due to reduced revenue from the sale of equity securities. Revenue from the sale of equity securities was $16 million for the year ended September 30, 2002, compared to $353 million for the year ended September 30, 2001. During fiscal 2002 and the last six months of fiscal 2001, there was a significant decline in the number of public offerings and mergers/acquisitions of companies within the Company's Ventures portfolio. Interest income on notes decreased 53 percent to $30 million for the fiscal year ended September 30, 2002 from $64 million for the fiscal year ended September 30, 2001. Investment income was $7 million for the year ended September 30, 2002, compared to $28 million for the year ended September 30, 2001. The decrease is due to interest income on the Predecessor company's unrestricted cash balance being recorded in reorganization items from the bankruptcy filing date on July 16, 2001 through August 12, 2002. Foreign exchange gain is due to the strengthening of the Euro and Canadian dollar compared to the U.S dollar during the year ended September 30, 2002 and its resulting impact on the realization of deferred translation gains. Transaction gains and losses arise from the impact of exchange rate fluctuations on transactions denominated in a currency other than the functional currency.

         Total Costs and Expenses

         Total operating costs and expenses decreased 7 percent to $1.77 billion for the fiscal year ended September 30, 2002 from $1.90 billion for the fiscal year ended September 30, 2001. The decrease is due to reduced leasing costs and reduced interest expense as a result of the filing, offset by $439 million of reorganization items, including the $263 million of pre-tax charges for the sales of electronics, laboratory and scientific and healthcare leased equipment and Australian and New Zealand IT assets (see Note 5 of Notes to Consolidated Financial Statements), and $369 million of charges related to the Company's emergence from bankruptcy and the adoption of fresh-start reporting. Additional cost and expense information for each of the business segments is set forth below.

         Total Leasing Costs and Expenses

         Total leasing costs and expenses operations decreased 36 percent to $414 million for the fiscal year ended September 30, 2002 from $648 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses is comprised of two components: (i) operating lease costs and expenses and
(ii) sales-type lease costs and expenses. Operating lease costs for European IT Leasing, CAM group and Ventures decreased 37 percent, 46 percent and 23 percent, respectively, in the year ended September 30, 2002 compared to the year ended September 30, 2001. European IT Leasing sales-type lease costs and expenses increased 63 percent to $13 million for the fiscal year ended September 30, 2002 from $8 million for the fiscal year ended September 30, 2001, primarily from its UK operations. CAM group sales-type lease costs and expenses decreased 58 percent to $11 million for the fiscal year ended September 30, 2002 from $26 million for the fiscal year ended September 30, 2001. Ventures operating lease costs and expenses decreased 23 percent to $186 million for the fiscal year ended September 30, 2002 from $241 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses from European IT Leasing operations decreased 7 percent to $25 million for the fiscal year ended September 30, 2002 from $27 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses from CAM group decreased 47 percent to $202 million for the fiscal year ended September 30, 2002 from $380 million for the fiscal year ended September 30, 2001. Total leasing costs and expenses from Ventures decreased 22 percent to $187 million for the fiscal year ended September 30, 2002 from $241 million for the fiscal year ended September 30, 2001.

         Sales Costs and Expenses

         Sales costs and expenses increased 73 percent to $192 million for the fiscal year ended September 30, 2002 from $111 million for the fiscal year ended September 30, 2001. The increase in fiscal 2002 compared to fiscal 2001 is due to an increased focus on sales remarketing activities. European IT Leasing sales costs and expenses were $4 million for both of the fiscal years ended September 30, 2002 and 2001. CAM group sales costs and expenses increased 70 percent to $175 million for the fiscal year ended September 30, 2002 from $103 million for the fiscal year ended September 30, 2001. CAM group sales are primarily electronics equipment remarketed from inventory. The Company believes earnings pressures for the semiconductor and contract manufacturers and year-to-year declines in bookings negatively impacted the market for used electronics equipment. Ventures sales costs and expenses increased 225 percent to $13 million for the fiscal year ended September 30, 2002 from $4 million for the fiscal year ended September 30, 2001.

         Technology Services Costs and Expenses

         Services costs were $32 million and $110 million for the fiscal years ended September 30, 2002 and 2001, respectively. The decrease reflects the overall reduction in services revenue and the sale of the IT CAP Services North America business in February 2002.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 49 percent to $95 million for the fiscal year ended September 30, 2002 from $185 million for the fiscal year ended September 30, 2001. The following table summarizes selling, general and administrative expenses (in millions):

                                                     Years ended
                                                 2002           2001
                                           --------------  -------------
     Compensation and benefits               $       54     $     121
     Outside professional services                   27            32
     Other expenses                                  14            32
                                           -------------- --------------
                                             $       95     $     185
                                           ============== ==============

         The decrease in compensation and benefits for the fiscal year ended September 30, 2002 compared to the fiscal year ended September 30, 2001 reflects the continued reduction in personnel. As of July 16, 2001, the date that Comdisco, Inc. filed bankruptcy, Comdisco, Inc. had approximately 2,100 domestic employees. As of the date of emergence from bankruptcy on August 12, 2002, the Company had approximately 600 total employees.

         The decrease in outside professional service costs is attributable to the Company recording professional service costs related to the bankruptcy in reorganization items from the bankruptcy filing date on July 16, 2001 through its emergence from bankruptcy on August 12, 2002.

         Contingent Distribution Rights

         The Company expensed $10 million relating to the liability for CDRs for the year ended September 30, 2002. See Critical Accounting Policies and Contingent Distribution Rights (below) for additional information on CDRs.

         Write-down of Equity Securities

         The charge for write-down of equity securities decreased 43 percent to $73 million for the fiscal year ended September 30, 2002 from $129 million for the fiscal year ended September 30, 2001. The decrease reflects the overall reduction in the carrying value of the Company's equity securities.

         Bad Debt Expense

         Bad debt expense decreased 70 percent to $118 million for the fiscal year ended September 30, 2002 from $390 million for the fiscal year ended September 30, 2001 primarily due to declines in bad debt expense for Ventures.

         Interest Expense

         Interest expense decreased 90 percent to $28 million for the fiscal year ended September 30, 2002 from $294 million for the fiscal year ended September 30, 2001. Interest expense for the ten months ended July 31, 2002 primarily represents interest accrued on Comdisco, Inc.'s secured debt obligations and debt obligations of its foreign subsidiaries. Effective August 12, 2002, the Company, along with its direct wholly-owned subsidiary, Comdisco, Inc., co-issued variable rate senior secured notes due 2004 in the principal amount of $400 million and 11 percent subordinated secured notes due 2005 in the principal amount of $650 million.

         As of July 16, 2001, Comdisco, Inc. ceased accruing interest on its domestic unsecured debt obligations. Contractual interest on all obligations for the ten months ended July 31, 2002 and the year ended September 30, 2001 was $214 million, which is $198 million in excess of recorded interest expense included in the accompanying financial statements, and $344 million, which is $50 million in excess of recorded interest expense included in the accompanying financial statements, respectively.

         Reorganization Items

         Charges for reorganization items were $439 million for the fiscal year ended September 30, 2002 compared to $34 million for the fiscal year ended September 30, 2001. See Note 6 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the pre-tax charge of $263 million for the sales of electronics, laboratory and scientific and healthcare leased assets and Australian IT assets.

         Fresh-Start Reporting Adjustments

         Fresh-start reporting adjustments, which reflect the impact of fresh-start reporting on the assets and liabilities of Comdisco, Inc. as of July 31, 2002, totaled $369 million for the ten months ended July 31, 2002. See Notes 3 and 6 to Notes to Consolidated Financial Statements, which are incorporated in this section by reference, for details of the fresh-start reporting adjustments.

         Income Taxes

         See Note 13 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for details about the Company's income tax provision.

         Net Loss from Continuing Operations

         The net loss from continuing operations was $1.02 billion in fiscal 2002, compared to a net loss of $208 million in fiscal 2001. The increase in the loss in fiscal 2002 compared to fiscal 2001 is primarily the result of losses on asset sales (included in reorganization items) during fiscal 2002 (see Note 5 of Notes to Consolidated Financial Statements), offset by lower selling, general and administrative expenses and lower interest expense compared to the year ended September 30, 2001. As a result of the leased asset sales, the related impact on future taxable income and continued constraints on business expansion in the near-term, the Company established an income tax valuation allowance totaling $23 million during the quarter ended March 31, 2002. This was based on management's assessment that it was more likely than not that the Company would not realize its net deferred tax assets. Also, the Company received a $36 million US tax refund as a result of enacted tax law changes which extended the net operating loss carry back period from two to five years. The tax refund had no impact on results of operations in fiscal 2002. The loss from continuing operations for the year ended September 30, 2001 was primarily a result of decreased earnings contributions from all of the Company's business lines and it reflected reduced earnings contributions from leasing as a result of the decline in leased assets. The loss in fiscal 2001 also reflected the following items:

            o a $365 million pre-tax charge ($234 million after-tax) for additions to the allowance for credit losses in the Ventures group's portfolio;

            o a $25 million pre-tax charge ($16 million after-tax) for additions to allowance for credit losses in the leasing business;

            o a $129 million pre-tax charge for equity securities written-off; and

            o     $34 million of reorganization related expenses.

         Discontinued Operations

         Net earnings from discontinued operations were $305 million for the year ended September 30, 2002 compared to a net loss of $66 million for the year ended September 30, 2001.

            o US Leasing: Revenue was $426 million during the fiscal year ended September 30, 2002 compared to $746 million during the fiscal year ended September 30, 2001. Costs and expenses for US Leasing were $430 million during the fiscal year ended September 30, 2002 compared to the $746 million during fiscal year ended September 30, 2001. The decrease in revenue in the current year compared to the prior year is due to declines in revenue producing assets as a result of mid-term sales, leased asset sales and the runoff of the lease portfolio. The decrease in costs and expenses in the fiscal year ended September 30, 2002 compared to the fiscal year ended September 30, 2001 is due to the declines in revenue producing assets, reductions in personnel and reductions in the allowance for doubtful accounts. Net earnings for US Leasing were $5 million in the year ended September 30, 2002. The net loss for US Leasing was less than $1 million in the year ended September 30, 2001.

            o German Leasing Subsidiary: Revenue was $200 million and $190 million during the years ended September 30, 2002 and 2001, respectively. Costs and expenses for these operations were $158 million during the year ended September 30, 2002 compared to $173 million during the year ended September 30, 2001. Net earnings were $34 million in the year ended September 30, 2002 compared to $11 million in the year ended September 30, 2001.

            o International leasing: Revenue from International Leasing was $159 million and $215 million for the years ended September 30, 2002 and 2001, respectively. Costs and expenses for these operations were $163 million for the year ended September 30, 2002 compared to $231 million for the year ended September 30, 2001. The decrease in both revenues and costs during fiscal year 2002 as compared to the prior year period reflect the reduction in operations of these subsidiaries as a result of the declining financial condition of the Company. Net loss for International Leasing was $44 million in the year ended September 30, 2002, including a loss of approximately $37 million on the sales of assets, compared to a loss of $14 million in the year ended September 30, 2001. The net loss in fiscal 2001 was primarily the result of additions to the allowance for credit losses of approximately $16 million in Comprendium Finance S.A.

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

            o Prism Communications: Due to unfavorable market conditions, Prism reduced its estimated proceeds from the sale of assets from $80 million at September 30, 2000 to $20 million at March 31, 2001. Given these negative market conditions, Prism accelerated the process of shutting down its operations, thereby reducing operating costs by approximately $30 million. As a result, Comdisco, Inc. recorded in the quarter ended March 31, 2001 a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down these assets to the estimated fair market value. Continued declines in the telecommunications industry in the three months ended June 30, 2002 negatively impacted the market for telecommunications equipment. As a result, Comdisco, Inc. recorded a charge of $3 million, or $.02 per common share, to write down these assets to estimated fair market value. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan.

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

         Net Loss

         Net loss increased 17 percent to $317 million for the fiscal year ended September 30, 2002 from a net loss of $272 million for the fiscal year ended September 30, 2001.

Off-Balance Sheet Arrangements

         The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company's financial condition or results of operations.

Liquidity and Capital Resources

         On September 30, 2002, in accordance with the Plan, the Company made an initial distribution to the holders of certain Allowed Claims against the Comdisco, Inc. bankruptcy estate. As part of that initial distribution, the Company, along with its direct wholly-owned subsidiary, Comdisco, Inc., co-issued, effective August 12, 2002, the Senior Notes in the principal amount of $400 million and the Subordinated Notes in the principal amount of $650 million.

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

           The Company made several mandatory and optional redemptions of its Subordinated Notes between November 14, 2002 and April 2, 2003. On April 28, 2003, the Company made the final redemption of $85 million principal amount of its Subordinated Notes. Each of the redemptions of the Subordinated Notes was at a price equal to 100 percent of their principal amount plus accrued and unpaid interest to the redemption date.

         The Company must rely on cash generated from the orderly sale and run-off of its assets to meet its liquidity needs. All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

         At September 30, 2003, the Company had unrestricted cash and cash equivalents of approximately $97 million, a decrease of approximately $449 million compared to September 30, 2002. Net cash provided by operating activities for the year ended September 30, 2003 was $1.42 billion. Net cash used in investing activities was $13 million for the year ended September 30, 2003.

         The Company's operating activities during the year ended September 30, 2003, including minimal capital expenditures, were funded primarily by cash flows from operations (primarily lease receipts), including the realization of residual values through remarketing activities. The Company's liquidity has typically been augmented by the realization of cash from the remarketing of leased equipment. Liquidity from remarketing during the year ended September 30, 2003 decreased compared to the year earlier period and this trend is expected to continue as the Company's asset base decreases and is reduced to cash. See the risk factor entitled "Remarketing Results Are Uncertain" in Risk Factors Relating to the Company, below, for information regarding remarketing.

         The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of December 12, 2003, the Company's unrestricted cash balances exceeded $85 million. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

          The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the Company to implement the Plan, timely payment by its customers, global economic conditions and controlling operating costs and expenses.

         Net cash provided by operating activities was $1.42 billion in fiscal 2003, $3.57 billion in fiscal 2002 and $3.25 billion in fiscal 2001.

         Dividends

         In May 2003, the Company distributed approximately $308 million to stockholders in the form of a dividend paid on the Company's Common Stock. In June 2003, the Company distributed approximately $60 million to stockholders in the form of a dividend paid on the Company's Common Stock. In September 2003, the Company distributed approximately $200 million to stockholders in the form of a dividend paid on the Company's Common Stock. On November 20, 2003, the Company declared a cash dividend of $12 per share (an aggregate distribution of approximately $50 million) on the outstanding shares of its Common Stock, paid on December 11, 2003, to stockholders of record on December 1, 2003. Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

         Contingent Distribution Rights

         All shares of the Predecessor company's common stock were cancelled on August 12, 2002. The Predecessor company's common stockholders were entitled to distributions of CDRs under the Plan if they properly completed a transmittal form and surrendered all of their shares of the Predecessor company's common stock to Mellon Investor Services LLC prior to August 12, 2003. Approximately five hundred thousand CDRs were forfeited because holders of Comdisco, Inc. common stock did not exchange their cancelled shares for CDRs prior to the deadline prescribed in the Plan. More information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in two Bankruptcy Court orders entered in respect of the CDRS (incorporated by reference to Exhibits 99.3 and 99.4 filed with the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2003).

         The Plan entitles holders of Comdisco Holding's CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc.

         The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and on the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc.

         Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of SFAS No. 5. Under SFAS No. 5, a liability must be booked that is probable and reasonably estimatable as of the balance sheet date.

         The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact equity for financial reporting purposes at September 30, 2003: the estimated fair market value of the remaining properties held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 2, 5, 12 and 19 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

         After the quarterly distribution on November 14, 2003, the remaining estimated Disputed Claims in the bankruptcy estate of Comdisco, Inc. totaled $290 million. Two groups of Disputed Claims (related to the SIP and a Ventures compensation plan dispute) represent more than 75 percent of the aggregate estimated amount. The portion of the CDR liability that is based on the resolution of Disputed Claims assumes the entire $290 million of estimated Disputed Claims is allowed. Utilizing the September 30, 2003 assumptions, if the liability had been calculated as if the entire $290 million of estimated Disputed Claims had been disallowed, the incremental expense for the year ended September 30, 2003 would have been approximately $110 million.

         On December 16, 2003, the Company filed a Current Report on Form 8-K/A announcing the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. was approximately $3.461 billion (not the $3.449 billion as previously reported and as utilized in determining the cash payment of $.0514 per CDR paid on December 11, 2003). This increase in the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. entitles holders of CDRs to receive an incremental cash payment of approximately $2.8 million, or approximately $0.018 per CDR. The Company expects to make such incremental distribution in conjunction with its next payment to holders of CDRs. The next payment to holders of CDRs is expected to occur shortly after the next Quarterly Distribution (as defined in the Plan) from the Disputed Claims Reserve, which is scheduled for February 14, 2004.

Recently Issued Professional Accounting Standards

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. This statement is effective for all financial instruments created, entered into or modified after May 31, 2003, and is otherwise effective beginning September 1, 2003. Management does not believe the adoption of SFAS No. 150 has had a significant impact on the Company's consolidated financial statements.

         In March 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends and clarifies financial accounting and reporting for derivative instruments and is effective for all contracts entered into or modified after June 30, 2003. The Company has not, and does not expect to, enter into any derivative financial instruments.

         In January 2003, the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is an interpretation of consolidation rules relating to entities where there are variable interests, not just voting interests. Management does not believe the adoption of FIN 46 has had a significant impact on the Company's consolidated financial statements.

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

         The Payment of Dividends and Distributions

         All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time. The Company has material restrictions on its ability, and does not expect or intend, to make any significant investments in new or additional assets. Accordingly, the amount of funds potentially available to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs is limited to the funds (in excess of the Company's liabilities) that may be generated from the remaining asset portfolios.

         Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights

         Because the present value of distributions to certain former creditors of Comdisco, Inc. reached a threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive specified payments from the Company. All payments by the Company in respect of CDRs are made from the Company's available cash-on-hand and not from funds released from the Disputed Claims Reserve. The Company expects to maintain cash reserves sufficient to make any required payments on the CDRs. The Company's success in reducing the Disputed Claims Reserve through disallowance of Disputed Claims could have a significant negative impact on the cash available to be distributed to common shareholders.

         Remarketing Results Are Uncertain

         Quarterly operating results and cash from the sale of assets depend substantially upon remarketing transactions, which are difficult to forecast accurately. The sustained decrease in corporate technology equipment spending may have a negative impact on equipment values and remarketing results. There can be no assurance that the Company will be able to remarket its assets at expected or historical levels.

         The Company is Affected By Product and Market Development

         The markets for the Company's principal products are characterized by rapidly changing technology, frequent new product announcements and enhancements, evolving industry standards and customer demands and declining prices. These rapidly changing market conditions could adversely affect the Company's business.

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

         Current Market Conditions Have Made It Difficult for Ventures to Timely Realize on its Investments and Have Adversely Affected the Ability of Ventures Customers to Timely Meet Their Obligations to the Company

         Ventures, through Comdisco, Inc.'s former Ventures group, leased equipment to, made loans to and equity investments in various privately held companies. The Company's Ventures operations are now managed by Comdisco Ventures, Inc., a wholly-owned subsidiary of Comdisco, Inc. Prior to the bankruptcy filing, the companies in which Ventures invested were typically in an early stage of development with limited operating histories and limited or no revenues and expectations of substantial losses. Many of the companies to which Ventures provided venture financing prior to the bankruptcy filing are dependent on third parties for liquidity. The continued limited availability of funds has had, and may continue to have, a material impact on the fair market value of the Company's equity securities and on the ability of its customers to meet their remaining debt and lease obligations.

         Current market conditions also have adversely affected, and continue to adversely affect, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of Ventures' portfolio. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and continues to adversely affect, the ability of the Company to dispose of the equity securities. Exacerbating these conditions is the fact that the equity instruments held by the Company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company is unable to dispose of its equity securities. As a result, Ventures may not be able to generate gains or receive proceeds from the sale of equity holdings and the Company's business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Ventures portfolio to parties willing to lend to such companies. The liquidation preferences have had, and may continue to have, an adverse impact on the value of Ventures equity and warrant holdings. For those securities without a public trading market, the realizable value of Ventures' interests may prove to be lower than the carrying value currently reflected in the financial statements.

         Company Exposed to Asset Concentration Risk

         The Company's asset concentrations expose the Company to additional risk in that the inability of the obligor to meet its obligations to the Company could significantly negatively impact the Company's cash flows (see
Item 1, "Customers," for examples of significant asset concentrations).

         Impact of Interest Rates and Foreign Exchanges Rates

         Increases in interest rates would negatively impact the value of certain of the Company's assets and a strengthening of the US dollar would negatively impact the value of the Company's net foreign assets.

         Discontinued Operations and the Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. With respect to the Company's discontinued operations prior to the adoption of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," actual losses could differ from those estimates and will be reflected as adjustments in future financial statements when probable and estimable.

         Limited Public Market for Common Stock

         There is currently a limited public market for the Company's Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company's business performance, its limited business purpose, industry dynamics, news announcements or changes in general economic conditions.

         Limited Public Market for Contingent Distribution Rights

         There is currently a limited public market for the Company's CDRs. Holders of the Company's CDRs may, therefore, have difficulty selling their CDRs, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any CDRs which may be purchased may be sold without incurring a loss. Any such market price of the CDRs may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the CDRs in the future. Further, the market price of the CDRs may be volatile depending on a number of factors, including the status of the Company's business performance, industry dynamics, news announcements or changes in general economic conditions.

         Other

         Other uncertainties include general business conditions, ability to sell assets, reductions in technology budgets and related spending plans and the impact of workforce reductions on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk and Market Risk

         Presently, the Company invests its cash and cash equivalents in money market and other interest bearing accounts. Such cash and cash equivalents are essentially the only floating rate assets held by the Company. The remaining assets of the Company are fixed rate or non-interest bearing and are, therefore, subject to a decrease in value if market rates increase. Currently, the Company does not use derivative financial instruments to hedge this risk as the Company's business purpose is to monetize all remaining assets.

         The Company's investment in marketable equity securities of $12 million at September 30, 2003 is primarily in one company (iPass, Inc.) and is subject to market price risk. The Company's practice is to sell its marketable equity securities upon the expiration of the lock up period. The lock up period for iPass, Inc. expires in late January 2004.

         The Company has equity investments in private companies consisting primarily of small investments in over two hundred private companies that are all non-quoted securities. Common stock and preferred stock investments are carried at the lower of cost or estimated fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value.

         Foreign Exchange Risk

         The Company's business purpose is limited to the orderly sale or run-off of all of its remaining assets, including assets denominated in foreign currencies. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on cash realized from the repatriation of the proceeds from the sale or run-off of assets denominated in foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Reports of Independent Accountants.........................................42

Consolidated Statements of Earnings  (Loss) for the year ended
September 30, 2003 (Successor), the two-month period ended
September 30, 2002 (Successor), the ten-month period
ended July 31, 2002  (Predecessor) and the year ended
September 30, 2001 (Predecessor) ..........................................43

Consolidated Balance Sheets as of September 30, 2003 and
2002 (Successor)...........................................................45

Consolidated Statements of Stockholders' Equity:

     For the ten-month period ended July 31, 2002 and the year
     ended September 30, 2001 (Predecessor)................................46

     For the two-month period ended September 30, 2002 and the
     year ended September 30, 2003 (Successor).............................47

Consolidated Statements of Cash Flows for the year ended September
30, 2003 (Successor), the two-month period ended September 30, 2002 (Successor), the ten-month period ended July 31, 2002 (Predecessor)
and the year ended September 30, 2001 (Predecessor)........................48

Notes to Consolidated Financial Statements.................................50

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the Successor) as of September 30,
2003 and September 30, 2002 and the related consolidated statements of earnings
(loss), stockholders' equity, and cash flows for the year ended September 30, 2003 and for the period from August 1, 2002 to September 30, 2002, and the consolidated statements of earnings (loss), stockholders equity, and cash flows of Comdisco, Inc. and subsidiaries (the Predecessor) for the period from October 1, 2001 to July 31, 2002 and for the year ended September 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the consolidated financial statements, on July 16, 2001 the Predecessor and fifty of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code from which it emerged on August 12, 2002. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in note 2.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comdisco Holding Company, Inc. at September 30, 2003 and 2002, and the related consolidated results of operations and cash flows for year ended September 30, 2003 and for the period from August 1, 2002 to September 30, 2002, and the results of operations and cash flows of Comdisco, Inc. for the period from October 1, 2001 to July 31, 2002 and for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP




Chicago, IL
December 22, 2003


                                            COMDISCO HOLDING COMPANY, INC.

                                      CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                          (in millions except per share data)

                                                                         SUCCESSOR           |        PREDECESSOR
                                                                    Year         Two months  |  Ten months     Year
                                                                   ended           ended     |    ended        ended
                                                                  September      September   |    July       September
                                                                     30,             30,     |     31,          30,
                                                              --------------   ------------- |  ---------    ---------
                                                                    2003            2002     |    2002          2001
                                                             ---------------   ------------- |  ---------    ---------
Revenue                                                                                      |
Leasing                                                                                      |
  Operating                                                  $           128   $          42 |  $     436    $     784
  Direct financing                                                         3               1 |         19           44
  Sales-type                                                               4               1 |         29           53
                                                             ---------------   ------------- |  ---------    ---------
    Total leasing                                                        135              44 |        484          881
                                                                                             |
Sales                                                                     91               1 |        164          126
Technology services                                                       15               3 |         37           95
Other                                                                     62              11 |         60          453
                                                             ---------------   ------------- |  ---------    ---------
    Total revenue                                                        303              59 |        745        1,555
                                                             ---------------   ------------- |  ---------    ---------
                                                                                             |
Costs and expenses                                                                           |
Leasing                                                                                      |
  Operating                                                              105              45 |        344          614
  Sales-type                                                               4               1 |         24           34
                                                             ---------------   ------------- |  ---------    ---------
    Total leasing                                                        109              46 |        368          648
                                                                                             |
Sales                                                                     80               3 |        189          111
Technology services                                                        8               5 |         27          110
Selling, general and administrative                                       77              10 |         85          185
Contingent distribution rights                                            52              10 |          -            -
Write-down of equity securities                                           25               3 |         70          129
Bad debt expense                                                         (92)              3 |        115          390
Interest (total Predecessor contractual interest 2002 -                                      |
  $214; 2001 - $344)                                                      25              12 |         16          294
Reorganization items                                                       -               - |        439           34
Fresh-start reporting adjustments                                          -               - |        369            -
                                                             ---------------   ------------- |  ---------    ---------
  Total costs and expenses                                               284              92 |      1,678        1,901
                                                             ---------------   ------------- |  ---------    ---------
                                                                                             |
Earnings (loss) from continuing operations before income                                     |
  taxes (benefit), extraordinary items and cumulative effect of                              |
  change in accounting principle                                          19             (33)|       (933)        (346)
Income taxes (benefit)                                                    (1)              2 |         48         (138)
                                                             ---------------   ------------- |  ---------    ---------
Earnings (loss) from continuing operations before                                            |
  extraordinary items and cumulative effect of change in                                     |
  accounting principle                                                    20             (35)|       (981)        (208)
Earnings (loss) from discontinued operations, net of tax                  80              18 |        287          (66)
                                                             ---------------   ------------- |  ---------    ---------
Earnings (loss) before extraordinary items and cumulative                                    |
  effect of change in accounting principle                               100             (17)|       (694)        (274)
Extraordinary gain - debt discharge, net of tax                            -               - |        153            -
Extraordinary gain - recognition of excess of fair value                                     |
  net assets over reorganization value, net of tax                         -             241 |          -            -
                                                             ---------------   ------------- |  ---------    ---------
Earnings (loss) before cumulative effect of change in                                        |
  accounting principle                                                   100             224 |       (541)        (274)
Cumulative effect of change in accounting principle, net of                                  |
tax                                                                        -               - |          -            2
                                                             ---------------   ------------- |  ---------    ---------
Net earnings (loss)                                          $           100   $         224 |  $    (541)   $    (272)
                                                             ===============   ==============|  =========    =========
                                                                                             |
Basic earnings (loss) per common share:                                                      |
                                                                                             |
  Earnings (loss) from continuing operations                 $          4.80   $       (8.28)|  $   (6.52)   $   (1.37)
  Earnings (loss) from discontinued operations                         19.11            4.27 |       1.91        (0.44)
  Earnings (loss) from extraordinary items                                 -           57.38 |       1.02            -
  Cumulative effect of change in accounting principle                      -               - |          -         0.01
                                                             ---------------   ------------- |  ---------    ---------
  Net earnings (loss)                                        $         23.91   $       53.37 |  $   (3.59)   $   (1.80)
                                                             ===============   ==============|  =========    =========
Diluted earnings (loss) per common share:                                                    |
  Earnings (loss) from continuing operations                 $          4.80   $       (8.28)|  $   (6.52)   $   (1.37)
  Earnings (loss) from discontinued operations                         19.11            4.27 |       1.91        (0.44)
  Earnings (loss) from extraordinary items                                 -           57.38 |       1.02            -
  Cumulative effect of change in accounting principle                      -               - |          -         0.01
                                                             ---------------   ------------- |  ---------    ---------
  Net earnings (loss)                                        $         23.91   $       53.37 |  $   (3.59)   $   (1.80)
                                                             ===============   ==============|  =========    =========

See accompanying notes to consolidated financial statements.



                                      COMDISCO HOLDING COMPANY, INC.

                                        CONSOLIDATED BALANCE SHEETS
                            (in millions except number of shares and per share data)

                                                                        SUCCESSOR
                                                             September 30,     September 30,
                                                                  2003             2002
                                                            ---------------- -----------------
ASSETS

Cash and cash equivalents                                   $            97     $         546
Cash - legally restricted                                                42                18
Receivables, net                                                         41                98
Inventory of equipment                                                    9                33
Leased assets:
  Direct financing and sales-type                                        26                46
  Operating (net of accumulated depreciation)                            16               247
                                                            ---------------- -----------------
    Net leased assets                                                    42               293
Equity securities                                                        18                36

Assets of discontinued operations                                       113             1,251
Other assets:
  Electronics contingent payment                                          -                35
  Other                                                                  11                31
                                                            ---------------- -----------------
   Total other assets                                                    11                66
                                                            ---------------- -----------------
                                                            $           373     $       2,341
                                                            ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Term notes payable                                          $             -     $          35
Discounted lease rentals                                                  -                 2
Notes payable                                                             -             1,050
Accounts payable                                                          6                21
Income taxes:
  Current                                                                29                49
  Deferred                                                                -                 -
Liabilities related to assets of discontinued operations                 11               420
Deferred income                                                          27                16
Other  liabilities:
  Accrued compensation                                                   62                27
  Contingent distribution rights                                         44                10
  Other                                                                  12                70
                                                            ---------------- -----------------
   Total other liabilities                                              118               107
                                                            ---------------- -----------------
                                                                        191             1,700

Stockholders' equity:
  Common stock $.01 par value. Authorized 10,000,000 shares;
    issued 4,200,000 shares.  4,197,100 shares outstanding at
    September 30, 2003; 4,200,000 shares outstanding at
    September 30, 2002                                                    -                 -
  Additional paid-in capital                                            169               413
  Accumulated other comprehensive income                                 13                 4
  Retained earnings                                                       -               224
  Common stock held in treasury, at cost; 2,900 shares at
    September 30, 2003 (none at September 30, 2002)                       -                 -
                                                            ---------------- -----------------
      Total stockholders' equity                                        182               641
                                                            ---------------- -----------------
                                                            $           373     $       2,341
                                                            ================ =================
See accompanying notes to consolidated financial statements.

                                             COMDISCO HOLDING COMPANY, INC.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (in millions except per share data)

Predecessor
                                                            Additional     Accumulated                  Common
                                                 Common      paid-in      other compre-    Retained   stock in
                                                  stock      capital     hensive income    earnings   treasury    Total
                                               -----------  -----------  ----------------  ---------- ----------- ----------
Predecessor Company
Balance at September 30, 2000                    $     23  $        360  $           317   $   1,051  $    (537)  $   1,214
Net loss                                                                                        (272)                  (272)
Translation adjustment                                                                 1                                  1
Change in unrealized gain                                                           (411)                              (411)
                                                                                                                 -----------
   Total comprehensive income (loss)
                                                                                                                       (682)
Cash dividends-Old Common stock ($.05 per share)                                                 (7)                     (7)
Stock options exercised                                              3                                        1           4
Purchase of Old Common stock                                                                                (84)        (84)
Income tax benefits resulting from the exercise
  of non-qualified stock options                                     2                                                    2
                                               -----------  -----------  ----------------  ---------- ----------- ----------
Balance at September 30, 2001                          23          365              (93)        772        (620)        447
Net loss for the ten months ended July 31, 2002                                                (541)                   (541)
Translation adjustment                                                               24                                  24
Change in unrealized gain                                                            (1)                                 (1)
                                                                                                                  ----------
   Total comprehensive income (loss)
                                                                                                                       (518)
Extinguishment of stockholders' equity in
  connection with reorganization                     (23)        (365)                70       (231)        620          71
                                               -----------  -----------  ----------------  ---------- ----------- ----------
Balance at July 31, 2002                         $     -    $       -    $             -   $      -   $       -   $       -
                                               ===========  ===========  ================  ========== =========== ==========

See accompanying notes to consolidated financial statements.


                                               COMDISCO HOLDING COMPANY, INC.

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        (in millions)

Successor
                                                           Additional     Accumulated
                                                Common      paid-in      other compre-   Retained
                                                 stock      capital     hensive income   earnings     Total
                                              -----------  -----------  ---------------- --------   ----------
Balance at July 31, 2002                        $       -   $      -    $         -      $     -    $     -
Issuance of New Common stock                                     384                                    384
Tax effect of fresh-start reporting                               29                                     29
Net income for the two months ended
  September 30, 2002                                                                         224        224
Translation adjustment                                                            4                       4
Change in unrealized gain                                                                                 -
                                                                                                     ---------
   Total comprehensive income (loss)
                                                                                                        228
                                              -----------  -----------  ---------------- ---------   ---------
Balance at September 30, 2002                           -        413              4          224        641
Net income                                                                                   100        100
Translation adjustment                                                           (2)                     (2)
Change in unrealized gain                                                        11                      11
                                                                                                     ---------
   Total comprehensive income (loss)                                                                    109
Liquidating dividends                                           (244)                       (324)      (568)
                                              -----------  -----------  ---------------- ---------   ---------
Balance at September 30, 2003                   $       -   $    169    $        13      $     -     $  182
                                              ===========  ===========  ================ =========   =========

See accompanying notes to consolidated financial statements.


                                           COMDISCO HOLDING COMPANY, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in millions)

                                                                  SUCCESSOR           |          PREDECESSOR
                                                             Year          Two months |  Ten months     Year
                                                             ended          ended     |    ended        ended
                                                          September 30,  September 30,|   July 31,    September 30,
                                                              2003           2002     |     2002         2001
                                                          -------------  -------------|-----------   --------------
Cash flows from operating activities:                                                 |
   Operating lease and other leasing receipts              $    228      $   53       | $   590        $  1,024
   Leasing costs, primarily rentals paid                          -           -       |      (2)             (3)
   Lease portfolio sales                                         72          13       |     356               -
   Sales of equipment                                            92           9       |     161             109
   Sales costs                                                   (2)         (1)      |      (7)            (30)
   Technology services receipts                                  16           4       |      44             155
   Technology services costs                                     (2)         (1)      |     (18)           (111)
   Note receivable receipts                                      78          33       |     201             323
   Warrant proceeds                                               3           -       |      29             456
   Other revenue                                                  7           9       |      38              36
   Selling, general and administrative expenses                 (60)        (28)      |     (79)           (261)
   Interest                                                     (37)          1       |     (21)           (247)
   Income taxes                                                 (13)          -       |      32              (1)
                                                            ------------ ------------ | ------------- ---------------
     Net cash provided by continuing operations                 382          92       |   1,324           1,450
     Net cash provided by discontinued operations             1,040         196       |   1,971           1,831
                                                            ------------ ------------ | ------------- ---------------
     Net cash provided by operating activities before                                 |
       reorganization items                                   1,422         288       |   3,295           3,281
                                                            ------------ ------------ | ------------- ---------------
Operating cash flows from reorganization items:                                       |
   Interest received on cash accumulated because of                                   |
     Chapter 11 proceeding                                        -           -       |      26               3
   Professional fees paid for services rendered in                                    |
     connection with Chapter 11 proceeding                        -           -       |     (42)            (33)
                                                            ------------ ------------ | ------------- ---------------
     Net cash used by reorganization items                        -           -       |     (16)            (30)
                                                            ------------ ------------ | ------------- ---------------
     Net cash provided by operating activities                1,422         288       |   3,279           3,251
                                                            ------------ ------------ | ------------- ---------------
                                                                                      |
Cash flows from investing activities:                                                 |
   Equipment purchased for leasing                               (6)         (2)      |     (44)           (563)
   Notes receivable                                              (1)          -       |     (18)           (232)
   Equity investments                                             -           -       |      (1)            (56)
   Equipment purchased for leasing by discontinued                                    |
     operations                                                 (26)        (60)      |    (267)           (930)
   Other                                                         20          (1)      |       2              49
                                                            ------------ ------------ | ------------- ---------------
     Net cash used in investing activities                      (13)        (63)      |    (328)         (1,732)
                                                            ------------ ------------ | ------------- ---------------
                                                                                      |
Cash flows from financing activities:                                                 |
   Cash used by discontinued operations                        (167)        (56)      |    (267)            (55)
   Net decrease in notes and term notes payable              (1,085)        (33)      |    (462)           (489)
   Principal payments on secured debt                            (2)         (5)      |    (117)            (50)
   Discounted lease proceeds                                      -           1       |      12             263
   Maturities and repurchases of senior notes                     -           -       |       -            (813)
   Initial cash distribution to creditors                         -           -       |  (1,983)              -
   Cash portion of disputed claims reserve                        -           -       |    (248)              -
   Old Common stock purchased and placed in treasury              -           -       |       -             (84)
   Dividends paid on Old Common stock                             -           -       |       -              (7)
   Dividends paid on New Common stock                          (568)          -       |       -               -
   Decrease (increase) in legally restricted cash               (24)         40       |      (5)              -
   Other                                                        (12)         (7)      |     (20)              1
                                                            ------------ ------------ | ------------- ---------------
     Net cash used in financing activities                   (1,858)        (60)      |  (3,090)         (1,234)
                                                            ------------ ------------ | ------------- ---------------
                                                                                      |
Net increase (decrease) in cash and cash equivalents           (449)        165       |    (139)            285
Cash and cash equivalents at beginning of period                546         381       |     520             235
                                                            ------------ ------------ | ------------- ---------------
Cash and cash equivalents at end of period                 $     97      $  546       | $   381        $    520
                                                            ============ ============ | ============= ===============

See accompanying notes to consolidated financial statements.


                                              COMDISCO HOLDING COMPANY, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in millions)

                                                                   SUCCESSOR              |         PREDECESSOR
                                                             Year           Two months    |  Ten months       Year
                                                             ended            ended       |    ended          ended
                                                          September 30,    September 30,  |   July 31,     September 30,
                                                              2003             2002       |     2002           2001
                                                          -------------    -------------  | -----------    ------------
                                                                                          |
Reconciliation of earnings (losses) from                                                  |
  continuing operations to net cash                                                       |
  provided by operating activities:                                                       |
                                                                                          |
                                                                                          |
Earnings (losses) from continuing operations               $         20     $       (35)  |  $      (981)    $   (208)
                                                                                          |
Adjustments to reconcile earnings (losses)                                                |
    from continuing operations to net cash                                                |
    provided by operating activities                                                      |
                                                                                          |
    Leasing costs, primarily                                                              |
      depreciation and amortization                                 109              46   |          366          645
    Leasing revenue, primarily principal portion of                                       |
      direct financing and sales-type lease rentals                  93               9   |          106          143
    Cost of sales                                                    78               2   |          182           81
    Technology services costs, primarily                                                  |
       depreciation and amortization                                  6               4   |            9           (1)
    Interest                                                        (12)             13   |           (5)          47
    Income taxes                                                    (14)              2   |           80         (139)
    Principal portion of notes receivable                            72              23   |          175          261
    Selling, general, and administrative expenses                     2              (2)  |          191          443
    Warrant proceeds in excess of income                              1               -   |           13          103
    Income tax benefit resulting from the exercise of                                     |
       non-qualified stock options                                    -               -   |            -            2
    Fresh-start reporting adjustments                                 -               -   |          369            -
    Reorganization items                                              -               -   |          423            4
    Lease portfolio sales                                            72              13   |          356            -
    Other, net                                                      (45)             17   |           24           39
                                                         --------------- ---------------- | --------------  -----------
            Net cash provided by continuing operations              382              92   |        1,308        1,420
            Net cash provided by discontinued operations          1,040             196   |        1,971        1,831
                                                         --------------- ---------------- | --------------  -----------
            Net cash provided by operating operations      $      1,422     $       288   |  $     3,279     $  3,251
                                                         =============== ================ | ==============  ===========
                                                                                          |
Supplemental Schedule of Non-cash Financing Activities:                                   |
    Reduction of discounted lease rentals in lease                                        |
      portfolio sales                                      $          -     $         -   |  $       292     $      -
                                                         =============== ================ | ==============  ===========

See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2003 and 2002

Note 1 - Reorganization

         On July 16, 2001, Comdisco, Inc. ("Predecessor") and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court (consolidated case number 01-24795) (the "Filing"). Comdisco Holding Company, Inc., as the successor company ("Successor") to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002 (the "Effective Date"). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

         Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which manages the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which manages the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (a direct wholly-owned subsidiary of Comdisco, Inc.), which manages the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management group ("CAM group") is responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism is now a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc.

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

Note 2 - Summary of Significant Accounting Policies

     Basis of Presentation

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

     Translation Adjustments

         All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other revenue in the consolidated statements of earnings (loss).

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

     Technology Services

         Revenue from Availability Solutions' contracts was recognized monthly as subscription fees became due. Revenue from Availability Solutions continuity contracts was recognized over the terms of the related contracts or as the service was provided. Revenue from continuity contracts is reported in discontinued operations.

     Cash and Cash Equivalents

         Cash and cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

     Allowance for Credit Losses

         See Note 12 of Notes to Consolidated Financial Statements for a description of the policy for reserving for credit losses.

     Cash--Legally Restricted

         Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings, cash and cash equivalents received by the Company from non-owned lease portfolios serviced by the Company, cash and cash equivalents related to the Company's employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts as a result of the various proposed or completed assets sales. Legally restricted cash is comprised of the following at September 30, 2003 and September 30, 2002 (in millions):

                                               SUCCESSOR          SUCCESSOR
                                                  2003              2002
                                           ---------------  ------------------
SunGard escrow                             $           1    $             2
Professional fee escrow                                -                  7
Letters of credit                                      3                  3
Incentive compensation escrow                         37                  -
Cash received on non-owned leases                      -                  6
Other                                                  1                  -
                                           ---------------  ------------------
                                           $          42    $            18
                                           ===============  ==================


     In November 2003, the Company and SunGard resolved the disputed matters associated with the escrow and, as a result, the Company received $763,000. The Company's exposure on the letter of credit was eliminated in November 2003 by the customer prepaying its obligation.

     Inventory of Equipment

         Inventory of equipment is stated at the lower of cost or market by categories of similar equipment.

     Property, Plant and Equipment

         As result of fresh-start reporting adjustments, $27 million of excess fair value of net assets over reorganization value was allocated as a reduction to property, plant and equipment in accordance with AICPA Statement of Position ("SOP") 90-7 and Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the net book value of property, plant and equipment as of September 30, 2003 and September 30, 2002 was zero.

         The Company completed the sale of two of its five remaining properties in September 2003. See Note 5 of Notes to Consolidated Financial Statements for additional information about these property sales. The Company completed the sale of its property in New Jersey in November 2003 for approximately $2.2 million, of which approximately $1.5 million is in escrow pending resolution of an unrelated New Jersey state tax issue as of the date of this filing. The property in Eching and the day care facility in Rosemont are offered for sale by the Company at this time. The sale process, which is being managed by the CAM group, is expected to generate cash of less than $4 million.

     Equity Securities

         Marketable equity securities: The Company classifies all marketable equity securities as available-for-sale. These marketable equity securities are carried at fair value, based on quoted market prices, with unrealized gains and losses excluded from earnings (loss) and reported in accumulated other comprehensive income (loss).

         Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value. The Company identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes.

         Warrants: The Company's investments in warrants (received in connection with its lease or other financings) are initially recorded at zero cost and carried in the consolidated financial statements as follows:

            o Warrants that meet the criteria for classification as available-for-sale are carried at fair value based on quoted market prices with unrealized gains excluded from earnings (losses) and reported in accumulated other comprehensive income (loss).

            o Warrants that do not meet the criteria for classification as available-for-sale continue to be carried at zero value.

     Contingent Distribution Rights

     See Note 19 of Notes to Consolidated Financial Statements for a description of the policy for recording the estimated liability to CDR holders.

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

     Stock-Based Compensation

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. As a result of the confirmation of the Plan and the emergence from bankruptcy, all stock option plans were terminated and all outstanding stock options were cancelled.

     Reclassifications

         Certain reclassifications have been made in the 2001 and 2002 consolidated financial statements to conform to the 2003 presentation.

     Cumulative Effect of Change in Accounting Principle

         Comdisco, Inc. adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") on October 1, 2000. In accordance with the transition provisions of SFAS No. 133, Comdisco, Inc. recorded a net-of-tax cumulative-effect adjustment of $2 million in current earnings to recognize at fair value all derivatives that were designated as cash-flow hedging instruments. For the year ended September 30, 2000, prior to the adoption of SFAS No. 133, Comdisco, Inc. entered into interest rate and foreign exchange derivative transactions designed to reduce its exposure to market risks from changing interest rates and foreign exchange rates.

         Neither the Company nor Comdisco, Inc. used derivatives for trading purposes. The Company's derivative financial instruments at September 30, 2002 were recorded at fair value. The Company did not have any derivative financial instruments at September 30, 2003.

Note 3 - Fresh-Start Reporting

         The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Company's existing common stock immediately before filing and confirmation of the Plan retained less than 50 percent of the common stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and Allowed Claims.

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

         The Company's reorganization value was less than the fair value of the emerging Company's net assets as estimated by the Company. In accordance with SFAS 141, the excess of the fair value of the net assets over the reorganization value is used to reduce the value of certain assets (primarily long-lived non-financial assets) to zero. The remaining excess was held as a contra asset on the balance sheet of the Company as of July 31, 2002 (see adjustment (h) below). The Company recognized an extraordinary gain of $241 million, net of tax, in the Successor consolidated financial statements to recognize the excess which remained after reducing property, plant and equipment to zero. The excess of the estimated fair value of the net assets of the emerging Company over the reorganization value primarily relates to three factors: (1) the Company's European IT Leasing business performing better than expected (2) the strengthening of the Euro from the time of estimation of the reorganization value as disclosed in the Plan; and (3) the reorganization value considered future operating expenses, whereas the estimated fair value of the net assets of the emerging company did not. All future operating expenses will be expensed as incurred in accordance with generally accepted accounting principles.

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

         The reorganization and the adoption of fresh-start reporting resulted in the following adjustments to the Predecessor's consolidated balance sheet for the period ended July 31, 2002:


                                                                                     Reorganization and
                                                                PREDECESSOR       Fresh-Start Adjustments         SUCCESSOR
                                                               July 31, 2002        Debit         Credit         July 31, 2002
                                                             ------------------------------------------------   ---------------
ASSETS                                                                                                      |
Cash and equivalents                                         $       2,635                    $    1,983 (a)|   $           404
                                                                                                     248 (a)|
Cash, legally restricted                                                59                                  |                59
Receivables, net                                                       237      $     2  (e)                |               239
Inventory                                                               50                            10 (e)|                40
Leased assets:                                                                                              |
      Direct financing and sales-type                                  841           55  (e)                |               896
      Operating, net of accumulated depreciation                       602                            39 (e)|               563
                                                             ---------------                                |    ---------------
         Net leased assets                                           1,443                                  |             1,459
Property, plant and equipment, net                                      39                            12 (e)|                 -
                                                                                                      27 (h)|
Equity securities                                                       58                            16 (e)|                42
Assets of discontinued operations                                      191                             3 (h)|               206
Other                                                                  137                             1 (c)|               188
                                                                                                      35 (e)|
Excess fair value of net assets over reorganization value                                            241 (h)|              (241)
                                                             ---------------                                |    ---------------
                                                             $       4,849                                  |    $        2,291
                                                             ===============                                |    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                        |
Notes payable                                                $         916          916  (b)       1,050 (a)|    $        1,050
Term notes payable                                                      67                                  |                67
Senior notes                                                         2,640        2,640  (b)                |                 -
Accounts payable                                                       116           20  (b)                |                96
Income taxes                                                           137           29  (f)                |               108
Liabilities related to assets of discontinued operations                31                                  |                31
Deferred income                                                         94                                  |                94
Other liabilities                                                      361          160  (b)          10 (e)|               128
                                                                                     83  (b)                |
                                                                                                            |                 -
Discounted lease rentals                                               304                                  |               304
                                                             ---------------                                |    ---------------
                                                                     4,666                                  |             1,878
                                                             ---------------                                |    ---------------
Stockholders' equity:                                                                                       |
Common stock                                                            22           22  (d)           - (a)|                 -
Additional paid-in capital                                             365          365  (d)         384 (a)|               413
                                                                                                      29 (d)|
Accumulated other comprehensive income                                 (70)                           70 (d)|                 -
Retained earnings                                                      486          332  (d)          29 (f)|                 -
                                                                                    271  (h)                |
                                                                                     65  (e)         153 (g)|
                                                             ---------------                                |    ---------------
                                                                       803                                  |               413
Common stock held in treasury, at cost                                (620)                          620 (d)|                 -
                                                             ---------------                                |    ---------------
Total Stockholders' Equity                                             183                                  |               413
                                                             ---------------                                |    ---------------
                                                             $       4,849   $    4,960            4,960    |    $        2,291
                                                             ===============  ==========       ==========   |    ===============

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

      Historical carrying value of old debt securities                             $    3,556
      Historical value of related accrued interest                                         83
      Unamortized portion of deferred debt issuance costs                                  (1)
      Prepetition accounts payable and estimated liability related to disputed
      claims                                                                              180
      Plan New Debt                                                                    (1,050)
      Plan Cash Distribution                                                           (1,983)
      Plan New Common Stock                                                              (384)
      Disputed Claims Reserve (cash)                                                     (248)
                                                                                    -----------
                                                                                          153
      Tax provision                                                                         -
                                                                                    -----------
      Gain on extinguishment of debt                                                $     153
                                                                                    ===========

      Reconciliation of reorganization value:
      Reorganization value per Plan                                                 $     384
      Tax effect of fresh start reporting                                                  29
                                                                                    -----------
      Reorganization value per financials                                           $     413
                                                                                    ===========

(h) Record excess fair value of net assets over Plan reorganization value and adjust long-lived assets in accordance with SOP 90-7 and SFAS No. 141.


Operations that were discontinued subsequent to emergence are not reclassified in the above table (see Note 5 of Notes to Consolidated Financial Statements).


Note 4 - Discontinued Operations

         Because of the sale of assets described in Note 5 of Notes to Consolidated Financial Statements, amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for the US Leasing operations, International Leasing, German Leasing Subsidiary and Availability Solutions as discontinued operations. "International Leasing" refers to the Company's former French, Swiss, Austrian, Australian and New Zealand leasing operations. The Company sold the stock of its French, Swiss and Austrian subsidiaries and sold the assets of its Australian and New Zealand operations. Each of the aforementioned transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm. In the case of Availability Solutions, the sale also resulted from a Bankruptcy Court-supervised auction process.

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

         On October 2, 2000, the Company ceased funding ongoing operations of Prism. As a result of this decision, Prism ceased operations and pursued the immediate sale of its assets. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan.

         Following is summary financial information for the Company's discontinued operations for the fiscal year ended September 30, 2003, the two months ended September 30, 2002, the ten months ended July 31, 2002 and the fiscal year ended September 30, 2001. The Availability Solutions information below includes the results from the Company's Availability Solutions businesses sold to SunGard as well as the Availability Solutions operations discontinued in Germany and Spain (in millions):


SUCCESSOR
                                                                    Fiscal year ended September 30, 2003
                                                                     International     German Leasing
                                                     US Leasing         Leasing          Subsidiary            Total
                                                  -----------------  --------------- ------------------- -------------------
Revenue                                           $           241    $           5   $             78     $           324
                                                  =================  =============== =================== ===================
Gain on sale                                      $             -    $           7   $             24     $            31
                                                  =================  =============== =================== ===================
Earnings from discontinued operations:
  Before income taxes (benefit)                   $            26    $           9   $             37     $            72
  Income taxes (benefit) (1)                                  (12)               1                  3                  (8)
                                                  -----------------  --------------- ------------------- -------------------
  Net earnings                                    $            38    $           8   $             34     $            80
                                                  =================  =============== =================== ===================

(1) The $12 million income tax benefit for US Leasing during fiscal year 2003 is due to a reduction of deferred tax liabilities relating to the Company's Canadian operations. See Note 13 of Notes to Consolidated Financial Statements for further information relating to income taxes.



                                                                  Two months ended September 30, 2002
                                                                  International    German Leasing
                                                   US Leasing         Leasing         Subsidiary            Total
                                                ----------------- -------------  ------------------ -------------------
Revenue                                         $            79   $          22  $              31  $              132
                                                ================= =============  ================== ===================

Earnings (loss) from discontinued operations:
  Before income taxes                                        22              (8)                 7                  21
  Income taxes                                                1               1                  1                   3
                                                ----------------- -------------- ------------------ -------------------
  Net earnings (loss)                            $           21   $          (9) $               6  $               18
                                                ================= ============== ================== ===================



PREDECESSOR
                                                                 Ten months ended July 31, 2002
                                            Avail-                   Inter-        German
                                           ability                  national      Leasing
                                          Solutions   US Leasing    Leasing      Subsidiary       Prism      Total
                                          ----------- ----------- -----------  -------------  -----------  --------
Revenue                                   $       67    $    347    $    137     $      169    $       -    $   720
                                          =========== =========== ===========  =============  ===========  ========
                                          ----------- ----------- -----------  -------------  -----------  --------
Gain on sale                              $      326    $      -    $      -     $        -    $       -    $   326
                                          =========== =========== ===========  =============  ===========  ========
Income from discontinued operations:
  Before income taxes (benefit)           $      339    $    (26)   $      4     $       35    $      (3)   $   349
  Income taxes (benefit)                          26         (10)          2              7            -         25
                                          -----------  ----------  ----------  -------------  -----------  --------
  Net earnings (loss)                            313         (16)          2             28           (3)       324
Estimated loss on disposal
  Before income taxes                              -           -         (37)             -            -        (37)
  Income taxes                                     -           -           -              -            -          -
                                          -----------  ----------  ----------  -------------  -----------  --------
  Net loss                                         -           -         (37)             -            -        (37)
                                          -----------  ----------  ----------  -------------  -----------  --------
  Total                                   $      313    $    (16)   $    (35)    $       28    $      (3)   $   287
                                          ===========  ==========  ==========  =============  =========== =========

                                                                      Fiscal year ended September 30, 2001
                                        Avail-
                                       ability     Network                International  German Leasing
                                      Solutions    Services   US Leasing      Leasing       Subsidiary      Prism      Total
                                      -----------------------------------  -------------- --------------   --------  ----------
Revenue                               $      487  $       9    $     746   $       215          $   190     $      -   $ 1,647
                                      ==========  ===========  ==========  ============   =============     ========   =========

Income (loss) from discontinued
  operations:
  Before income taxes (benefit)       $       27        (14)           -           (16)         $    17     $      -   $    14
  Income taxes (benefit)                      13         (5)           -            (2)               6            -        12
                                      ----------  -----------   --------   ------------   -------------     --------  ---------
  Net earnings (loss)                         14         (9)           -           (14)              11            -         2
Estimated loss on disposal
  Before income tax benefit                  (38)       (38)           -             -                -          (30)     (106)
  Income tax benefit                         (11)       (15)           -             -                -          (12)      (38)
                                      ----------- ----------   ---------   ------------   -------------     ---------  --------
  Net loss                                   (27)       (23)           -             -                -          (18)      (68)
                                      ----------- ----------   ---------   ------------   -------------     ---------  --------
  Total                               $      (13)       (32)   $       -   $       (14)         $    11     $    (18)  $   (66)
                                      =========== ==========   =========   ============   =============     =========  ========


         The estimated loss on disposal before income taxes of the discontinued operations includes the following (in millions):

                                                     Ten months
                                                        ended
                                                    July 31, 2002
                                                    International
                                                       Leasing
                                                    -------------
Carrying value of net assets in excess of
  anticipated proceeds                              $         37
Expenses of asset disposal and anticipated
  operating loss from the discontinued date
  through the date of disposal                                 -
                                                    -------------
Loss on disposal before income taxes                $         37
                                                    =============



PREDECESSOR

                                                             Fiscal year ended September 30, 2001
                                                     Availability     Network
                                                       Solutions     Services      Prism       Total
                                                    ----------------------------------------------------
Carrying value of net assets in excess of
  anticipated proceeds                              $         33    $       25    $     30    $      88
Expenses of asset disposal and anticipated
  operating loss from the discontinued date
  through the date of disposal                                 5            13           -           18
                                                    ------------   ------------   ---------  -----------
Loss on disposal before income taxes                $         38    $       38    $     30    $     106
                                                    ============   ============   =========  ===========


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

Note 5 - Sale of Assets

     Sale of Assets

         US Leasing operations
         ---------------------

         On June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. On August 25, 2003, the Company announced that it had agreed to sell the assets of its US Leasing to Bay4 Capital Partners, LLC ("Bay4"). On September 9, 2003, the Company completed the sale to Bay4. Under the terms of the asset purchase agreement, and after completion of the post closing adjustments to the purchase price in October 2003, the Company received approximately $19.4 million in cash, and Bay4 assumed approximately $21.3 million in secured nonrecourse debt to third parties. The Company retained a secured nonrecourse interest of approximately $27.3 million in certain other leases. In addition, the Company received a note in the amount of approximately $39.9 million payable primarily from the realization of the residual value of the assets. Furthermore, the note evidences the Company's right to share in the proceeds, if any, realized from the assets beyond the stated amount of the note.

         On September 30, 2003, the Company completed the sale of its Canadian information technology assets to Bay4 Capital Partners, Inc. Under the terms of the asset purchase agreement the Company received approximately 1.6 million Canadian dollars (approximately $1.2 million as of September 30, 2003).

         European IT Leasing
         -------------------

         On October 18, 2002, the Company announced that it had sold Computer Discount GmbH, a leasing subsidiary of Comdisco, Inc. formerly known as Comdisco Austria GmbH, to the Austrian company PH Holding GmbH. Under the terms of the purchase agreement, PH Holding GmbH agreed to pay Euro 7 million (approximately U.S. $8.6 million as of September 30, 2002) for 100 percent of the stated share capital of Computer Discount GmbH. As part of the deal, PH Holding GmbH agreed to continue to oversee the liquidation of Comdisco Ceska Republika S.R.O., a wholly-owned Czech subsidiary of Computer Discount GmbH. On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., formerly known as Comdisco (Switzerland) S.A., a leasing subsidiary of Comdisco Global Holding Company, Inc., to Comprendium Investments S.A., a Swiss company. Pursuant to the terms of the sale agreement, the Company received CHF 13.0 million (approximately U.S. $8.7 million as of September 30, 2002). On October 18, 2002, the Company announced that it, along with Comdisco Global Holding Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the French leasing subsidiaries closed on December 23, 2002 and the Company received the proceeds in the amount of approximately Euro 69 million ( U.S. $70 million).

         On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investments S.A., a Swiss company. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately Euro 285 million (approximately $316 million) at closing, and will receive four additional payments totaling up to approximately Euro 38 million over the 42 months following closing, dependent upon specific portfolio performance criteria. The four additional payments are subject to reduction if certain customers exercise contractual termination provisions, the probability of which the Company believes is remote.

         For financial reporting purposes, at September 30, 2003, the four additional payments discussed above are included in the balance sheet as assets of discontinued operations and the results of operations of the Company's German Leasing Subsidiary are included in the statement of earnings
(loss) as discontinued operations. The German subsidiary sold to Comprendium Investment (Deutschland) GmbH comprised a majority of the Company's European assets. An adjustment to the estimated fair value of the stock sold was recognized in conjunction with the adoption of fresh-start reporting in July 2002. During the three months ended June 30, 2003 the Company repatriated funds from the sale of stock of its German Leasing Subsidiary. As a result, the Company recorded a $24 million gain related to the realization of deferred translation gains which is included in earnings (loss) of discontinued operations.

         Corporate Asset Management
         --------------------------

         On January 14, 2002, Comdisco, Inc. announced the sale of substantially all of its electronics and laboratory and scientific equipment leasing assets to GE Capital. The Bankruptcy Court approved the sale on January 24, 2002. On April 24, 2002, Comdisco, Inc. received approximately $548 million for the sale of these assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, Comdisco, Inc. and GE Capital completed a second closing on the sale of electronics and laboratory and scientific assets, for which Comdisco, Inc. received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. The purchase price for both closings was subject to adjustment based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of that review, which was completed on August 4, 2003. In addition, the Company received additional consideration based on the performance of the electronics assets sold to GE Capital. Certain electronics and laboratory and scientific assets were not purchased by GE Capital due to documentation, credit or other issues. The Company, through its CAM group, continues to manage the sale or run-off of these assets.

         On April 4, 2002, Comdisco, Inc. announced the sale of substantially all of its healthcare leasing assets to GE Capital. The Bankruptcy Court approved the sale on April 18, 2002. On May 31, 2002, Comdisco, Inc. and GE Capital completed a first closing on the sale of the healthcare assets. Comdisco, Inc. received approximately $117 million for the sale of these assets, including the assumption of approximately $46 million of related secured debt and other liabilities. On June 30, 2002, Comdisco, Inc. and GE Capital completed a second closing on the sale of healthcare assets for which Comdisco, Inc. received an additional $20 million, including the assumption of approximately $5 million of related secured debt and other liabilities. The purchase price for both closings was subject to adjustment based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of that review, which was completed on August 4, 2003. Certain healthcare assets were not purchased by GE Capital due to documentation, credit, or other issues. The Company, through its CAM group, continues to manage the sale or run-off of these assets.

         On April 9, 2002, Comdisco, Inc. announced that it had agreed to sell substantially all of its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. The Bankruptcy Court approved the sale on April 18, 2002. Under the terms of the sale agreement, Allco agreed to hire all of the Comdisco Australia and New Zealand employees and purchase most of its assets in Australia and New Zealand in a series of closings. On June 28, 2002, Comdisco, Inc. and Allco completed the first closing on the sale of leased assets in Australia and New Zealand, with the final closing completed on June 3, 2003. The Company received approximately $32 million for the assets sold. Allco did not purchase all of the Company's IT leasing assets in Australia and New Zealand. As such, the Company, through its CAM group, continued to manage the sale or run-off of these assets until completed in fiscal 2003.

         On August 4, 2003, the Company announced the completion of the post-closing review of the purchase price calculation for the sale of its Electronics, Laboratory and Scientific, and Healthcare leasing portfolios to GE Capital. The Company received approximately $25 million in the settlement of the purchase price holdbacks. On the same date, the Company also announced that it had agreed to a settlement with GE Capital regarding their future contingent payment obligations on the Electronics equipment leasing business (collectively, the "GE Settlement"). The Company received a single $40 million cash payment and other consideration currently valued by the Company at approximately $29 million. The other consideration primarily consisted of a participation interest in certain lease rental payments previously purchased by GE Capital. The Company and GE also agreed to a mutual release of substantially all potential indemnification claims under the sale agreements for the Electronics, Laboratory and Scientific, and Healthcare leasing portfolios. As a result of the settlement of the purchase price holdback and the settlement of the contingent payment obligations, the Company recorded a gain of approximately $2 million in its fourth fiscal quarter ended September 30, 2003 and expects to recognize approximately $29 million of additional earnings as payments are received on the other consideration.

         On September 26, 2003, the Company announced the sale of two of its five remaining properties. MB Financial, Inc. a financial services holding company that is the parent of MB Financial Bank, N.A., purchased the Company's 287,000 square-foot headquarters building located at 6111 N. River Road in Rosemont, Illinois for $19.3 million. The sale closed on September 25, 2003. The Company will remain as a tenant in the building and has leased 50,000 square feet through March 31, 2004, declining to approximately 25,000 square feet through October 2004. The Company has prepaid its leasing obligations through October 2004. CenterPoint Properties Trust, a real estate investment trust, purchased the Company's 250,000 square-foot warehouse facility located at 800 Albion Way in Schaumburg, Illinois for approximately $3.7 million. The sale closed on August 15, 2003.

         The Company completed the sale of its Carlstadt building in November 2003 for approximately $2.2 million of which approximately $1.5 million is in escrow pending resolution of an unrelated New Jersey state tax issue as of the date of this filing. The only remaining properties owned by the Company as of the date hereof is a day-care facility adjacent to the Company's headquarters and a former Availability Solutions facility in Eching, Germany. The Company believes the remaining properties have a fair market value of less than $4 million. See Note 2 of Notes to Consolidated Financial Statements, Property, Plant and Equipment, for the impact of fresh-start reporting adjustments on the net book value of property, plant and equipment at September 30, 2003 and 2002.

         Services
         --------

         On November 15, 2001, Comdisco, Inc. completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels). At closing, $45 million of the purchase price was put into escrow to satisfy any post-closing indemnity claims and $15 million was put into escrow to satisfy any closing date working capital shortfalls. Of the $45 million put into escrow, the Company has received approximately $43 million and approximately $1.6 million was held in escrow pending resolution of disputed matters. In November 2003, the Company and SunGard resolved the disputed matters and, as a result, the Company received $763,000, with the balance held in escrow returned to SunGard. During the second quarter of fiscal 2002, the Company returned the entire $15 million working capital escrow to SunGard to settle all outstanding working capital adjustment issues. The terms of the sale were arrived at pursuant to the auction process approved by the Bankruptcy Court. The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP services business. The Company has exited the Availability Solutions businesses in Germany and Spain.

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

Note 6 - Reorganization Items, Restructuring Costs, and Fresh-Start Reporting Adjustments

     Reorganization Items

         Expenses and income of the Predecessor company directly incurred or realized as a result of the Chapter 11 cases have been segregated from the normal operations and are disclosed separately. As a result of the Company's emergence from bankruptcy on August 12, 2002, the Company ceased recording bankruptcy related expenses and income within reorganization items. As such, the Company does not have reorganization items for either the fiscal year ended September 30, 2003 or the two months ended September 30, 2002. The major components for the ten months ended July 31, 2002 and for the year ended September 30, 2001 are as follows (in millions):

PREDECESSOR
                                                2002           2001
                                           -------------  -------------
Estimated loss on sale on leased assets    $       263      $       -
Loss on IT CAP sale                                  3              -
DIP fees                                             8              -
Disputed Claims                                    127              -
Other asset write-downs                             22              -
Professional fees                                   42             37
Interest income                                    (26)            (3)
                                           --------------  -------------
                                           $       439      $      34
                                           ==============  =============

         In accordance with SOP 90-7 and SFAS No. 5 "Accounting for Contingencies," in addition to liabilities previously accrued, Comdisco, Inc., the Predecessor Company, recorded in its statement of earnings (loss) for the ten months ended July 31, 2002, an additional liability of $127 million related to the Disputed Claims.

         Professional fees relate to legal, investment advisory and other professional services. DIP facility fees relate to the write-off of previously capitalized arrangement and structuring fees the Company incurred in connection with the Debtor-In-Possession (DIP) facility (see Note 11 of Notes to Consolidated Financial Statements). Interest income includes interest earned on the Company's unrestricted cash balance that would not have been earned if the Company had not filed for Chapter 11 protection.

     Restructuring costs

         As a result of work-force reductions, the Company initially incurred a charge of $8 million in the fiscal third quarter ending June 30, 2001. The Company incurred additional charges of $15 million and $3 million in the three months ended March 31, 2002 and June 30, 2002, respectively. Approximately $26 million has been paid and charged against the accrued liability through September 30, 2003. Cost and expenses associated with the restructuring cost are included in selling, general and administrative expenses.

     Fresh-Start Reporting Adjustments

         The major components of fresh-start reporting adjustments, which were expensed, for the ten months ended July 31, 2002 are as follows (in millions):

PREDECESSOR
                                                            2002
                                                        -------------
Fair value adjustment to assets                         $        65
Excess fair value of net assets over
   reorganization value                                         271
Recognition of accumulated other comprehensive loss              70
                                                        -------------
                                                                406
Charges related to assets in
   discontinued operations                                      (37)
                                                        -------------
Total fresh-start reporting adjustments                 $       369
                                                        =============

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

         o Operating leases: Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment. Depreciation is recognized on a straight-line basis over the lease term to the Company's estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. In estimating the equipment's fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure reasonableness, however the amounts the Company will ultimately realize could differ from the amounts assumed in determining depreciation on the equipment in the operating lease portfolio at September 30, 2003.

         Initial direct costs related to operating and direct financing leases, including salespersons' commissions, are capitalized and amortized over the lease term into leasing costs and expenses. As a result of fresh-start reporting adjustment, all indirect costs have been recognized in the consolidated statement of earnings (loss).

Note 8 - Leased Assets

         The components of the net investment in direct financing and sales-type leases as of September 30 are as follows (in millions):

                                                      SUCCESSOR
                                                2003              2002
                                         ---------------   -----------------

Minimum lease payments receivable        $           29     $          48
Estimated residual values                             2                 6
Less: unearned revenue                               (5)               (8)
                                         ---------------    ----------------
Net investment in direct financing
  and sales-type leases                  $           26     $          46
                                         ===============    ================

         Unearned revenue is recorded as leasing revenue over the lease term.

         Operating leased assets include the following as of September 30 (in millions):

                                                     SUCCESSOR
                                              2003                2002
                                         ---------------    ---------------

Operating leased assets                  $           90      $        411
Less: accumulated depreciation
  and amortization                                  (74)             (164)
                                         ----------------    --------------
Net operating leased assets              $           16      $        247
                                         ================    ==============

Note 9 - Lease Portfolio Information

         The size of the Company's lease portfolio can be measured by the cost of leased assets at the date of lease inception. Cost at lease inception represents either the equipment's original cost or its net book value at termination of a prior lease. The following table summarizes by year of projected lease termination, the cost at lease inception for all leased assets recorded at September 30, 2003 (in millions):

SUCCESSOR

                                                            Total
                                                           cost at
            Projected year of lease termination             lease
        2004        2005      2006     2007    2008 +     inception
   ----------   ---------  -------  -------  ---------  -------------

   $     69    $     36    $    7   $   11   $    5      $    128
   ==========  ==========  =======  =======  =========   ============

         The following table summarizes the estimated net book value at lease termination, or the residual value, for all leased assets recorded at September 30, 2003 (in millions):

SUCCESSOR

                                                            Total
                                                          net book
                                                          value at
           Projected year of lease termination              lease
        2004        2005     2006     2007     2008 +    termination
   ----------  ---------  --------  --------  --------  --------------

    $      7   $     5    $     -  $     -   $    -      $     12
   ==========  =========  ======== ========= =========  ==============

Note 10 - Future Contractual Cash Flows

         The table below presents cash in-flows due in accordance with the contractual terms in existence as of September 30, 2003 (in millions):


                                                          Years ending September 30,
                                                2004        2005     2006    2007    2008 +    Total
                                            ----------   --------  -------  ------  -------   --------
Contractual cash in-flows:

  Leases - Europe and CAM                   $     22     $    10    $   6   $   2   $   -     $   40
  Leases - Ventures                                2           -        -       -       -          2
  Notes receivable -Ventures                       3           -        -       -       -          3
  Notes receivable -related to Agere              18           8        -       -       -         26
  Notes-discontinued operations                   11          11       11      11       -         44
  Leases-discontinued operations                  14           9        4       -       -         27
                                            ---------   ---------   ------  ------  ------   ---------
    Total                                   $     70     $    38    $  21   $  13   $   -     $  142
                                            =========   =========   ======  ======  ======   =========

         The residual note due from Bay4 from the sale of US Leasing totaling approximately $40 million, while not contractual (and not included in the table above), will be paid, provided the leased equipment residuals perform. See Note 5 of Notes to Consolidated Financial Statements.

Note 11 - Interest-Bearing Liabilities

         In connection with the Filing, the Company obtained a two-year, $450 million senior secured Debtor-In-Possession financing facility ("DIP facility"). During the second quarter of fiscal 2002, the Company terminated the DIP facility, without ever drawing down upon it.

         In connection with the DIP facility, the Company paid an arrangement and structuring fee of $9 million or 2 percent of the credit line. The Company was also required to pay a 50 basis point annual unused line fee and annual administration and collateral monitoring fees, as defined in the agreement. The unamortized fee balance as of September 30, 2001 was expensed in the first quarter of fiscal 2002 (see Note 6 of Notes to Consolidated Financial Statements).

         Upon emergence, Comdisco, Inc.'s general unsecured creditors received, and the Disputed Claims Reserve was funded with, their pro-rata share of an initial cash distribution of approximately $2.2 billion. In addition, general unsecured creditors received, and the Disputed Claims Reserve was funded with, their pro-rata share of two separate note issuances: the Senior Notes in aggregate principal amount of $400 million with an interest rate of three month LIBOR plus 3 percent and the Subordinated Notes in aggregate principal amount of $650 million with an interest rate of 11 percent. General unsecured creditors also received, and the Disputed Claims Reserve also was funded with, their pro rata share of 100 percent of the Common Stock of the reorganized Company.

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

           The Company made several mandatory and optional redemptions of its Subordinated Notes between November 14, 2002 and April 2, 2003. On April 28, 2003, the Company made the final redemption of $85 million principal amount of its Subordinated Notes. Each of the redemptions of the Subordinated Notes were at a price equal to 100 percent of their principal amount plus accrued and unpaid interest to the redemption date.

         The Company had one contractual letter of credit outstanding totaling $3 million at September 30, 2003 to a landlord of one Ventures' customer, for the guarantee of the customer's office space lease in the event of default by the customer. The Company's exposure was eliminated in November 2003 by the customer prepaying its obligation. The Company had an estimated liability of approximately $2 million related to this guarantee included in other liabilities in the accompanying consolidated balance sheet.

         Interest rates noted below for fiscal year 2002 were calculated based upon debt outstanding subsequent to the emergence date. At September 30, 2003, there are $5 million of discounted lease rentals outstanding which are liabilities related to assets of discontinued operations. As such, at September 30, 2003 these amounts are included within liabilities related to assets of discontinued operations. The entire $5 million becomes due during fiscal year 2004. Interest-bearing liabilities include the following (in millions):

SUCCESSOR

                                 At September 30, 2003          Average
                               -------------------------  --------------------
                                 Balance       Rate        Balance     Rate
                               ------------ ------------  ---------- ---------
Notes payable                  $       -             -%   $     241    10.35%
Term notes                             -             -%           8     1.80%
Discounted lease rentals               -             -%           1     8.89%
                               ------------ ------------  ---------- ---------
                               $       -             -%   $     250    10.07%
                               ============ ============  ========== =========


                                 At September 30, 2002           Average
                               -------------------------  --------------------
                                 Balance       Rate        Balance     Rate
                               ------------ ------------  ---------- ---------
Notes payable                  $     1,050        8.62%    $  1,050      8.62%
Term notes                              35        2.19%          52      2.08%
Discounted lease rentals                 2        8.89%           5      8.89%
                               ------------ ------------  ---------- ---------
                               $     1,087        8.41%   $   1,107      8.31%
                               ============ ============  ========== =========

         The changes in financing activities were as follows (notes payable changes are shown net; in millions):


                               Outstanding                Maturities      Outstanding
                               beginning                      and             end
                                of year      Issuances    repurchases       of year
                             ------------  ------------- --------------  ---------------

Notes payable                $     1,050    $       -     $    (1,050)    $         -
Term notes                            35            -             (35)              -
Discounted lease rentals               2            -              (2)              -
                             ------------   -----------  --------------  ---------------
                             $     1,087    $       -     $    (1,087)    $         -
                             ============   ===========  ==============  ===============


                                    For the two months ended September 30, 2002
                                    -------------------------------------------
                                                          Maturities      Outstanding
                              Outstanding                     and             end
                             July 31, 2002  Issuances    repurchases        of year
                             -------------  ------------ -------------- -----------------

Notes payable                $          -   $      1,050  $          -    $       1,050
Term notes                             68              -           (33)              35
Discounted lease rentals                7              -            (5)               2
                             -------------  ------------ -------------- -----------------
                             $         75   $      1,050  $        (38)   $       1,087
                             =============  ============ ============== =================


PREDECESSOR

                                                             For the ten months ended July 31, 2002
                                                             --------------------------------------
                              Outstanding                 Maturities                                          Outstanding
                               beginning                      and                            Discharge of          at
                                of year      Issuances    repurchases        Other           indebtedness    July 31, 2002
                             -------------  ------------ -------------- -----------------  ----------------- ---------------
Notes payable:
  Credit lines and loan
   participation contracts   $       1,068  $         -   $      (179)   $          -       $         (889)    $         -
Commercial paper                        28            -             -               -                  (28)              -
Term notes                             360            -          (292)              -                    -              68
Senior notes                         2,639            -             -               -               (2,639)              -
Discounted lease rentals               404           12          (117)           (292)                   -               7
                             -------------  ------------ -------------- -----------------  ----------------- ---------------
                             $       4,499  $        12   $      (588)   $       (292)      $       (3,556)    $        75
                             =============  ============ ============== =================  ================= ===============


     Discounted Lease Rentals

         The Company utilized its lease rentals receivable and underlying equipment in leasing transactions as collateral to borrow from financial institutions at fixed rates on a nonrecourse basis. In return for this secured interest, the Company received a discounted cash payment. In the event of a default by a lessee, the financial institution had a first lien on the underlying leased equipment, with no further recourse against the Company. Proceeds from discounting were recorded on the balance sheet as discounted lease rentals; as lessees made payments, lease revenue (i.e., interest income on direct financing and sales-type leases and rental revenue on operating leases) and interest expense was recorded. Discounted lease rentals were accounted for using the interest method.

         During fiscal year 2003 and during the two months ended September 30, 2002, interest expense on discounted lease rentals was immaterial. Interest expense on discounted lease rentals was $13 million for the ten months ended July 31, 2002. During fiscal year 2001 interest expense on discounted lease rentals was $45 million.

     Derivative Financial Instruments

         The Company entered into interest rate and foreign currency related derivatives in order to limit its exposure to adverse fluctuations in foreign currency exchange and interest rates. As of September 30, 2003, the Company had no outstanding derivative financial instruments.

         The following table presents the contract or notional (face) amounts outstanding and the fair value of the contracts based generally on their termination values at September 30, 2002 (amounts in millions):


                                     SUCCESSOR
                                 Notional      Fair
                                  amount      value
                                ------------ --------
Derivative financial
instruments                      $       68   $    2
                                ============ ========

         The impact of these contracts for the two months ended September 30, 2002 was a decrease of $1 million to interest expense. The impact of these contracts for the ten months ended July 31, 2002 was a decrease of $4 million to interest expense and an increase of $4 million to foreign currency losses. The $4 million foreign currency loss is included within other revenue. For fiscal 2001, the impact was a decrease of $9 million to interest expense. The average notional amount outstanding of the floating rate to fixed rate contracts in fiscal 2002 was $27 million, with an average pay rate of 5.32 percent and an average receive rate of 3.61 percent. The average notional amount outstanding of the fixed rate to floating rate contracts in fiscal 2001 was $56 million, with an average pay rate of 6.55 percent and an average receive rate of 6.10 percent. The average notional amount in fiscal 2003 was immaterial.

         Note 19 of Notes to Consolidated Financial Statements below provides details about the fair value of the Company's financial instruments.

Other Financial Information

Note 12 - Receivables

         Receivables include the following as of September 30 (in millions):

                                        SUCCESSOR             SUCCESSOR
                                           2003                 2002
                                      ---------------     ------------------

Notes                                 $           27       $            118
Accounts                                          17                     59
Other                                              8                     79
                                      ---------------     ------------------
Total receivables                                 52                    256
Allowance for credit losses                      (11)                  (158)
                                      ---------------     ------------------
Total                                 $           41       $             98
                                      ===============     ==================

     Notes

         In conjunction with the GE Settlement (See Note 5 of Notes to Consolidated Financial Statements), the Company received other consideration, which the Company valued at $29 million. The other consideration primarily consisted of a participation interest in certain lease rental payments from Agere previously purchased by GE Capital. The payments due from Agere are included in the balance sheet in Receivables (at the present value of the minimum lease payments, or approximately $24 million) and, in a like amount, in Deferred Income. As payments are received, the Company records earnings equal in amount to the payment received.

         The Company provided loans to privately held venture capital-backed companies in networking, optical networking, software, communications, internet-based and other industries. The Company's loans were generally structured as equipment loans or subordinated loans. Substantially all of the loans were made by Ventures.

         At September 30, 2003 and 2002, Ventures had notes receivable of approximately $3 million and $117 million, respectively. As part of a Ventures note transaction, the Company customarily received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.

     Accounts

         Accounts receivable represent lease rentals, notes receivable and equipment sales proceeds due but unpaid as of the balance sheet date.

    Other

         At September 30, 2002, approximately $38 of other receivables related to the portions of the purchase price of leased assets acquired by GE Capital which were held back at each closing pending resolution of a post-closing review (see Note 5 of Notes to Consolidated Financial Statements.)

     Allowance

         The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts, including estimated losses on future non-cancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses inherent within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

         Changes in the allowance for credit losses (combined notes and accounts receivable) for the year ended September 30 were as follows (in millions):

SUCCESSOR

                                     Consolidated      Ventures
                                    --------------    ----------
                                          2003           2003
                                    --------------    ----------

Balance at beginning of year        $         158     $     110
Provision for credit losses                   (92)          (63)
Net credit losses                             (55)          (45)
                                    --------------    ----------
Balance at end of year              $          11     $       2
                                    ==============    ==========

                                     Consolidated       Ventures
                                    --------------    ----------
                                         2002            2002
                                    --------------    ----------

Balance July 31, 2002               $         191     $     128
Provision for credit losses                     3             3
Net credit losses                             (36)          (21)
                                    --------------    ----------
Balance at end of year              $         158     $     110
                                    ==============    ==========



PREDECESSOR                                Consolidated                   Ventures
                                    ----------------------------     --------------------
                                        2002            2001          2002        2001
                                    --------------    ----------     --------    --------

Balance at beginning of year        $    225          $  109         $ 202       $   95
Provision for credit losses              115             390           118          365
Fresh-start adjustment                   (15)              -           (15)           -
Net credit losses                       (134)           (274)         (177)        (258)
                                    --------------    ----------     --------    --------
Balance at end of year
   (July 31, 2002 for 2002)         $    191          $  225         $ 128       $  202
                                    ==============    ==========     ========    ========


Note 13 - Income Taxes

         The geographical sources of earnings (loss) from continuing operations before income taxes were as follows (in millions):


                                             SUCCESSOR                |               PREDECESSOR
                                                         Two          |      Ten
                                    Year                months        |     months              Year
                                   ended                ended         |     ended              ended
                             September 30, 2003   September 30, 2002  | July 31, 2002    September 30, 2001
                            -------------------   --------------------| ---------------  ---------------------
United States               $              21      $              (33)|  $        (831)   $         (354)
Outside United States                      (2)                      - |           (102)                8
                            ------------------     -------------------|  --------------   --------------------
                            $              19      $              (33)|  $        (933)   $         (346)
                            ==================     ===================|  ==============   ====================

         Income taxes (benefit) included in the consolidated statements of earnings (loss) were as follows (in millions):


                                              SUCCESSOR                 |              PREDECESSOR
                                                            Two         |      Ten
                                     Year                  months       |     months              Year
                                     ended                 ended        |     ended              ended
                              September 30, 2003     September 30, 2002 | July 31, 2002    September 30, 2001
                             ---------------------- --------------------| ---------------  ---------------------
Continuing operations        $                (1)    $               2  |  $           48  $           (138)
Discontinued operations                       (8)                    3  |              25               (26)
                             ---------------------- --------------------| ---------------  ---------------------
                             $                (9)    $               5  |  $           73  $           (164)
                             ====================== ====================| ===============  =====================

         The components of the income tax provision (benefit) charged (credited) to continuing operations were as follows (in millions):


                                              SUCCESSOR                |              PREDECESSOR
                                                          Two          |     Ten
                                     Year                months        |    months              Year
                                    ended                ended         |    ended              ended
                               September 30, 2003   September 30, 2002 | July 31, 2002    September 30, 2001
                              -------------------   ------------------ | --------------   ---------------------
Current:                                                               |
  Inside United States          $             (5)    $              -  | $          38     $          (25)
  Outside United States                        4                    2  |            10                 18
                              ------------------     ----------------- | --------------   ---------------------
                                              (1)                   2  |            48                 (7)
Deferred:                                                              |
  Inside United State s                        -                    -  |             -               (121)
  Outside United States                        -                    -  |             -                (10)
                              -------------------    ----------------- | --------------   ---------------------
                                               -                    -  |             -               (131)
                              -------------------    ----------------- | --------------   ---------------------
                              $               (1)    $              2  |  $         48     $         (138)
                              ===================    ================= | ==============   =====================


         The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings (loss) were as follows:


                                                     SUCCESSOR                    |                  PREDECESSOR
                                                                    Two           |        Ten
                                             Year                  months         |       months               Year
                                            ended                  ended          |       ended               ended
                                      September 30, 2003     September 30, 2002   |   July 31, 2002     September 30, 2001
                                    ----------------------- --------------------- |   --------------- -----------------------
U.S. Federal income                                                               |
  tax rate tax (benefit)                         35.0%                (35.0)%     |        (35.0)%              (35.0)%
Increase (reduction)                                                              |
  resulting from:                                                                 |
   State income taxes, net                                                        |
     of U.S. federal tax                                                          |
     benefit                                      6.8                     -       |          0.1                 (4.0)
   Foreign income tax rate                                                        |
     differential                                17.3                  92.0       |          3.2                  1.4
   Non-deductible goodwill                                                -       |          9.2                    -
   Non-deductible legal fees                                           50.0       |          0.8                    -
   Tax effect of foreign                                                          |
     dividends and deemed dividends             226.3                     -       |            -                 (0.6)
   Change in valuation allowance               (410.5)                    -       |         24.2                    -
   Other, net                                   119.7                (113.0)      |         (7.6)                78.1
                                    ----------------------- --------------------- |   --------------- -----------------------
                                                 (5.4)%                (6.0)%     |         (5.1)%               39.9%
                                    ======================= ===================== |   =============== =======================

         Deferred tax assets and liabilities at September 30, 2003 and 2002 were as follows (in millions):

                                       SUCCESSOR          SUCCESSOR
                                          2003               2002
                                    ----------------   ------------------
Deferred tax assets (liabilities):
  Foreign loss carryforwards        $            16    $            16
  U.S. NOL C/F - 382 Limit                      188                248
  U.S. NOL Carryforward                          66                 20
 AMT credit carryforwards                        74                 74
 Deferred income                                  4                 71
 Deferred expenses                               19                 28
 Other, net                                      26                180
 Lease accounting                                26                 57
 Other comprehensive income                       -                  -
 Foreign unremitted earnings                      2                  -
                                    -----------------  ------------------
Gross deferred tax assets
(liabilities)                                   421                694
 Less: valuation allowance                     (421)              (694)
                                    -----------------  ------------------
Net deferred tax liabilities        $             -    $             -
                                    =================  ==================

         In connection with fresh-start reporting, Comdisco, Inc.'s assets and liabilities were recorded at their respective fair market values. Deferred tax assets and liabilities were recognized for the tax effects of the differences between the fair values and the tax bases of the Company's assets and liabilities. In addition, deferred tax assets were recognized for future use of the company's net operating losses and other tax credits.

         To the extent that management believes the pre-emergence net deferred tax asset will more likely than not be realized, a reduction in the valuation allowance established in fresh-start reporting will be recorded. The reduction in this valuation allowance (if any) will increase additional paid-in capital. At September 30, 2003, the Company had not made such a determination.

         In connection with the reorganization, the Company realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company was required, as of the beginning of its 2003 taxable year, to reduce certain of its tax attributes. Net operating loss carryforwards were the only tax attribute which were reduced. However, the Company had provided a full valuation allowance against this asset.

         The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation. However, the Company has provided a valuation allowance for the entire value of the net operating loss as it does not foresee utilizing the carry forwards in the future.

         For financial reporting purposes, the Company has approximately $47 million of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $16 million to offset this deferred tax asset. At September 30, 2003, the Company has available for U.S. federal income tax purposes the following carryforwards (in millions):

SUCCESSOR
    Year          Net
 scheduled     operating
 to expire       loss
------------- ------------
    2004       $   2
    2015           5
    2016           3
    2018           5
    2019          27
    2021         475
              ------------
 382 Limit       517
              ------------

    2022          55
    2023         126
              ------------
              $  181
              ============


          For U.S. federal income tax purposes, the Company has approximately $74 million of alternative minimum tax ("AMT") credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date. The use of the Company's alternative minimum tax credits will be subject to the Section 382 limitation discussed above. As such, the Company has recognized a valuation allowance of $74 million to offset this deferred tax asset.

         The Company is currently undergoing a routine audit by the Internal Revenue Service (the "Service") for fiscal year 2001. The Company also undergoes audits by foreign, state and local tax jurisdictions. As of September 30, 2003, no material assessments have been made by these tax authorities.

Note 14 - Equity Securities

         The Company provided financing to privately held companies, in networking, optical networking, software, communications, internet-based and other industries through the purchase of equity securities. Substantially all of these investments were made by the Company's Ventures group. For equity investments in privately held companies, which are non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Impairments in equity securities totaled $25 million and $73 million during fiscal year 2003 and 2002, respectively.

         Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). Net realized gains from the sale of equity investments were $1 million during fiscal year 2003. For the two months ended September 30, 2002, net realized gains from the sale of equity investments were immaterial. For the ten months ended July 31, 2002, net realized gains from the sale of equity investments were $2 million. Net realized gains from the sale of equity investments were $99 million in fiscal 2001. Gross realized gains from the sale of equity investments were $1 million during fiscal year 2003. For the two months ended September 30, 2002, gross realized gains from the sale of equity investments were immaterial. For the ten months ended July 31, 2002, gross realized gains from the sale of equity investments were $5 million. Gross realized gains from the sale of equity securities were $101 million during fiscal years 2001. Net realized gains are included in other revenue in the consolidated statements of earnings (loss).

         The Company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. For the fiscal year ended September 30, 2003, these gains were $1 million. For the two months ended September 30, 2002 these gains were immaterial. For the ten months ended July 31, 2002, these gains totaled $14 million. These gains were $254 million in fiscal 2001. These amounts are included in other revenue in the consolidated statements of earnings (loss).

         Ventures publicly-traded security holdings were as follows (in millions):


                                             Gross          Gross
                                           unrealized     unrealized        Market
                              Cost           gains          losses          value
                         --------------- --------------- -------------- ---------------
SUCCESSOR

September 30, 2003        $           1   $          11   $         -   $           12
September 30, 2002        $           1   $           -   $         -   $            1

                  At September 30, 2003, $11 million of the $12 million market value is held in one security
(iPass, Inc.).

Note 15 - Common Stock and Other Comprehensive Income

         When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of September 30, 2003, the Company had 4,197,100 shares of common stock outstanding and 2,900 shares of common stock held in treasury.

         The Predecessor company's common stock was cancelled on August 12, 2002. The Predecessor company's common shareholders were entitled to distributions of CDRs under the Plan. However, to have been eligible to receive any distribution of CDRs, those former common shareholders must have properly completed a transmittal form and have surrendered all of their shares of the Predecessor company's common stock to Mellon Investors Services LLC prior to August 12, 2003.

         In May 2003, the Company distributed approximately $308 million to stockholders in the form of a dividend paid on the Company's Common Stock. In June 2003, the Company distributed approximately $60 million to stockholders in the form of a dividend paid on the Company's Common Stock. In September 2003, the Company distributed approximately $200 million to stockholders in the form of a dividend paid on the Company's Common Stock. On November 20, 2003, the Company declared a cash dividend of $12 per share (an aggregate distribution of approximately $50 million) on the outstanding shares of its Common Stock, paid on December 11, 2003, to stockholders of record on December 1, 2003. Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

         The Company's Common Stock share amounts for basic and diluted earnings (loss) per share calculations were as follows (in thousands):


                                                               SUCCESSOR                 |           PREDECESSOR
                                                                            Two          |     Ten
                                                       Year                months        |   months             Year
                                                       ended               ended         |    ended            ended
                                                September 30, 2003   September 30, 2002  |July 31, 2002  September 30, 2001
                                                ------------------   --------------------|-------------  --------------------
Average common shares issued                            4,200               4,200        |    225,555         225,366
Average common shares held in treasury                     (1)                  -        |    (74,996)        (74,120)
                                                ------------------   --------------------|-------------   -------------------
Basic and diluted common shares outstanding             4,199               4,200        |    150,559         151,246
                                                ==================   ====================|=============   ===================


         For the ten months ended July 31, 2002 and for the fiscal year ended 2001, options on 18,179,186 and 15,256,845 shares, respectively, were not included in the calculation of the diluted shares outstanding because their effects would be antidilutive.

         There are no adjustments to net earnings to common stockholders for basic and diluted earnings per share calculations for either the two months ended September 30, 2002, the ten months ended July 31, 2002 or the year ended September 30, 2001.

         Components of other comprehensive earnings (loss) consists of the following (in millions):


                                                                SUCCESSOR              |            PREDECESSOR
                                                                             Two       |      Ten
                                                         Year              months      |     months          Year
                                                         ended              ended      |     ended          ended
                                                     September 30,      September 30,  |    July 31,      September 30,
                                                         2003               2002       |      2002            2001
                                                   ------------------ -----------------|-------------    ----------------
                                                                                       |
Foreign currency translation adjustments            $     (2)          $          4    |   $       24    $         1
                                                                                       |
Unrealized gains (losses) on derivative instruments        -                      -    |           (2)             4
                                                                                       |
Unrealized gains (losses) on securities:                                               |
  Unrealized holding gains (losses) arising                                            |
   during the period                                      13                      -    |           18           (295)
  Reclassification adjustment for gains                                                |
   included in earnings (losses) before                                                |
   income taxes (benefit)                                (2)                      -    |          (16)          (353)
                                                   ------------------ -----------------|   ----------- -------------------
Net unrealized gains (losses), before                                                  |
   income taxes (benefit)                                 11                      -    |            2           (648)
Income taxes (benefit)                                     -                      -    |            1           (233)
                                                   ------------------ -----------------|   ----------- -------------------
Net unrealized gains (losses)                             11                      -    |            1           (415)
                                                   ------------------ -----------------|   ----------- -------------------
Other comprehensive income (loss)                          9                      4    |           23           (410)
Net earnings (loss)                                      100                    224    |         (541)          (272)
                                                   ------------------ -----------------|   ----------- -------------------
Total comprehensive income (loss)                  $     109           $        228    |    $    (518)   $      (682)
                                                   ================== =================|   =========== ===================

         Accumulated other comprehensive income (loss) presented below and in the accompanying balance sheets consists of the following (in millions):



SUCCESSOR                                                  Unrealized
                                          Foreign            gain on          Unrealized           Accumulated
                                         currency          available-          gain on                other
                                        translation         for-sale          derivative          comprehensive
                                        adjustment         securities        instruments          income (loss)
                                       --------------     --------------    ---------------     ------------------

Balance at July 31, 2002               $           -       $          -      $          -         $          -
Pretax amount                                      4                  -                 -                    4
Income taxes                                       -                  -                 -                    -
                                       --------------     --------------    ---------------     ------------------
Balance at September 30, 2002                      4                  -                 -                    4
Pretax amount                                     (2)                11                 -                    9
Income taxes                                       -                  -                 -                    -
                                       --------------     --------------    ---------------     -------------------
Balance at September 30, 2003          $           2       $         11      $          -         $         13
                                       ==============     ==============    ===============     ===================



PREDECESSOR                                                Unrealized
                                          Foreign            gain on          Unrealized           Accumulated
                                         currency          available-          gain on                other
                                        translation         for-sale          derivative          comprehensive
                                        adjustment         securities        instruments          income (loss)
                                       --------------     --------------    ---------------     -------------------

Balance at September 30, 2000          $         (98)      $        415      $          -        $         317
Pretax amount                                      1               (648)                6                 (641)
Income taxes (benefit)                             -               (233)                2                 (231)
                                       --------------     --------------    ---------------     -------------------
Balance at September 30, 2001          $         (97)                -                  4                  (93)
Pretax amount                                     24                 2                 (3)                  23
Income taxes (benefit)                             -                 1                 (1)                   -
Extinguishment of stockholders'
  equity in connection with
  reorganization                                  73                (1)                (2)                  70
                                       --------------     --------------    ---------------     -------------------
Balance at July 31, 2002               $           -       $         -       $          -        $           -
                                       ==============     ==============    ===============     ===================

Note 16 - Employee Benefit Plans

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

PREDECESSOR

                                    Ten
                                   months              Year
                                   ended              ended
                               July 31, 2002           2001
                             ----------------      ------------
Net earnings (loss) to
  common stockholders
  As reported                   $     (541)        $    (272)
  Pro forma                           (546)             (280)
Earnings (loss) per
  Common share:
  As reported-basic                  (3.59)            (1.80)
  Pro forma-basic                    (3.63)            (1.85)
  As reported-diluted                (3.59)            (1.80)


         Generally, under the stock option plans, the exercise price of each option equaled the market price of the Old Common stock on the date of grant. For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001: dividend yield of 1.0 percent; expected volatility of 49 percent; risk free interest rates of 5.51 percent; and expected lives of five years. As a result of the reorganization of the Company, all outstanding stock options were cancelled effective July 31, 2002.

         Additional information on common shares subject to options is as follows (in thousands except weighted-average exercise price):


PREDECESSOR
                                                  2002                           2001
                                      -----------------------------  -----------------------------
                                                      Weighted-                      Weighted-
                                        Number         average         Number         average
                                       of shares   exercise price     of shares   exercise price
                                      ------------ ----------------  ------------ ----------------
Outstanding at beginning of year          18,524           $13          15,618                 $12
Granted                                        -             -           7,675                  16
Exercised                                      -             -            (838)                  6
Forfeited                                (18,524)           13          (3,931)                 15
                                      ------------ ----------------  ------------ ----------------
Outstanding at the end of the year
  (July 31, 2002 for 2002)                     -            $0          18,524                 $13
                                      ============ ================  ============ ================

Options exercisable at year-end                -            $0          12,478                 $12
                                      ============ ================  ============ ================
Weighted-average fair value of options
  granted during the year                                   $0                              $13.22
                                                   ================               ================

Note 17 - Fair Value of Financial Instruments

         The estimated fair value of the Company's financial instruments are as follows as of September 30 (in millions):


                                                                               SUCCESSOR
                                                                       2003                  2002
                                                                Carrying     Fair     Carrying     Fair
                                                                 amount     value      amount     value
                                                               ----------- --------- ----------- ---------
Assets:
Cash and cash equivalents                                      $       97   $     97  $      546  $    546
Marketable equity securities                                           12         12           1         1
Equity investments in private companies                                 6         12          35        35
Notes receivable                                                       27         27         118       118

Liabilities:
Notes payable                                                           -          -       1,050     1,050
Term notes and discounted lease rentals                                 -          -          37        37

Derivative financial instruments                                        -          -           2         2


         Fair values were determined as follows:

         The carrying amounts of cash and cash equivalents, and notes payable approximates fair value because of the short-term maturity of these instruments.

         In accordance with the provisions of SFAS No. 115, marketable equity securities (equity securities having a readily determinable fair value) have a carrying value and a fair value based on quoted market prices. The Company's investment in warrants of public companies were valued at the bid quotation. The Company's investment in marketable equity securities of $12 million at September 30, 2003 is primarily in one company (iPass, Inc.) and is subject to market price risk. The Company's practice is to sell its marketable equity securities upon the expiration of the lock-up period. The lock-up period for iPass expires in late January 2004.

         Equity investments in private companies consist primarily of small investments in over two hundred private companies and are all non-quoted securities. Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value. The fair value at September 30, 2003 for equity investments in private companies, including warrants, took into consideration the following factors: (i) non-binding cash bids received from independent third parties; (ii) management's analysis; and (iii) a limited, independent third party review of the Company's portfolio. This estimate is not necessarily indicative of what will ultimately be realized from the Company's investments in private companies and the reader should be aware that the amount ultimately realized will be impacted by a number of factors (many of which are beyond the control of the Company), including, but not limited to, general economic and market conditions and the underlying performance of the private companies. Furthermore, the Company's estimated fair value is concentrated in a small number of companies, thereby significantly increasing the risk that the estimated fair value will not be ultimately realized.

         Notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar business profiles.

         The fair value of term notes and discounted lease rentals was estimated based generally on quoted market prices for the same or similar instruments or on current rates offered the Company for similar debt of the same maturity.

         The fair value of financial derivative instruments was estimated by obtaining quotes from brokers.

Note 18 - Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the fiscal years ended September 30, 2003 and 2002, are as follows (in millions except per share data):


PREDECESSOR
                                                                                    One month
                                                       Quarter ended                  ended
                                         December 31,     March 31,     June 30,    July 31,
                                             2001           2002          2002        2002
                                         -------------- -------------- ----------- ------------
Total revenue                            $        287    $        260   $     164   $       34
Loss from continuing operations                  (227)            (78)        (99)        (577)
Earnings (loss) from discontinued
  operations                                      215             (16)          2           86
Extraordinary gain                                  -               -           -          153
                                         -------------- -------------- ----------- ------------
Net loss to common stockholders          $        (12)   $        (94)  $     (97)  $     (338)
                                         ============== ============== =========== ============

Loss from continuing operations-
  diluted                                $      (1.51)   $      (0.52)  $   (0.66)  $    (3.83)
Earnings (loss) from discontinued
operations                                       1.43           (0.10)       0.02         0.56
Extraordinary gain                                  -               -           -         1.02
                                         -------------- -------------- ----------- ------------
Net loss per common share-diluted        $      (0.08)   $      (0.62)  $   (0.64)  $    (2.25)
                                         ============== ============== =========== ============


SUCCESSOR
                                          Two months
                                             ended                          Quarter ended
                                         September 30,    December 31,   March 31,    June 30,    September 30,
                                             2002            2002          2003        2003           2003
                                         -------------- -------------- ----------- ------------ ---------------
Total revenue                            $         59    $         95   $       6    $      77   $         63
Earnings (loss) from continuing
operations                                        (35)            (12)          1            1             15
Earnings (loss) from discontinued
operations                                         18              21          21           39              -

Extraordinary gain                                241               -           -            -
                                         -------------- -------------- ----------- ------------ ---------------
Net earnings (loss) to common
stockholders                             $        224    $          9   $       3   $       40   $         15
                                         ============== ============== =========== ============ ===============

Earnings (loss) from continuing
operations- diluted                      $      (8.28)   $      (2.77)  $    3.64   $     0.24   $       3.68
Earnings (loss) from discontinued
operations                                       4.27            4.86        5.03         9.25          (0.02)
Extraordinary gain                              57.38                           -           -
                                         -------------- -------------- ----------- ------------ ---------------
Net earnings (loss) per common
share-diluted                            $      53.37    $       2.09   $    8.67   $     9.49   $       3.66
                                         ============== ============== =========== ============ ===============

Note 19 - Other Financial Information

         Other liabilities at September 30 were as follows (in millions):

                                            2003              2002
                                      -----------------------------------

Accrued compensation                  $          62     $         27
CDRs                                             44               10
Other:
  Customer advances, deposits                     7               30
  Taxes other than income                         2                8
  Accrued interest                                -               13
  Other                                           3               19
                                      ----------------- -----------------
   Total Other                                   12               70
                                      ----------------- -----------------
                                      $         118      $       107
                                      ================= =================

         The liability for accrued compensation includes payroll, estimated amounts payable under the Compensation Plans (see Item 11, Bankruptcy Court-Approved Compensation Plans below) as well as estimated severance costs associated with the wind-down of the Company's operations. Amounts accrued for the Compensation Plans include $18 million for the SAB and Stay Bonus, $34 million for Upside Sharing plans (amounts accrued for the Upside Sharing plans include achievement through September 30, 2003 and are not based on estimated ultimate levels of achievement) and $10 million for severance and accrued payroll. As of September 30, 2003, approximately $37 million is held in restricted cash relating to the liabilities under the Compensation Plans (see
Note 2 of Notes to Consolidated Financial Statements).

         The liability for CDRs has increased from $10 million to $44 million from September 30, 2002 to September 30, 2003, respectively. Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of Statement of Financial and Accounting Standards No. 5, Accounting for Contingencies ("SFAS No. 5"). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimatable as of the balance sheet date.

         The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and on the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc.

         The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact equity for financial reporting purposes at September 30, 2003: the estimated fair market value of the remaining properties held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 2, 5, 12 and 19 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

         After the quarterly distribution on November 14, 2003, the remaining estimated Disputed Claims in the bankruptcy estate of Comdisco, Inc. totaled $290 million. Two groups of Disputed Claims (related to the SIP and a Ventures compensation plan dispute) represent more than 75 percent of the aggregate estimated amount. The portion of the CDR liability that is based on the resolution of Disputed Claims assumes the entire $290 million of estimated Disputed Claims is allowed. All payments by the Company in respect of CDRs are made from the Company's available cash-on-hand and not from funds released from the Disputed Claims Reserve.

         Other assets at September 30 were as follows (in millions):

                                       2003               2002
                                  ---------------- -----------------

Electronics Contingent Payment    $             -   $            35
Other:
  Deferred commissions                          -                 7
  Deferred costs                                5                14
  Other                                         6                10
                                  ----------------   ---------------
   Total Other                                 11                31
                                  ----------------   ---------------
                                   $           11     $          66
                                  ================   ===============

Note 20 - Industry Segment and Operations by Geographic Areas

         Following the Company's emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four reportable business groups. These business groups are: (i) US Leasing, which includes leasing operations in the US and Canada and is managed by Comdisco, Inc.; (ii) European IT Leasing, which is managed by Comdisco Global Holding Company, Inc.; (iii) Ventures, which is managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management group. The Company's CAM group is responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff.

         For financial reporting purposes, the assets ($69 million) and liabilities ($8 million) of the Company's US Leasing operations as of September 30, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of operations of the Company's US Leasing operations for the all periods presented are included in the statement of earnings (loss) as discontinued operations.

         The Company evaluates the performance of its operating segments based on cash flow from operations, revenues and earnings (loss) before income taxes. Intersegment sales are not significant and all intersegment balances have been eliminated in the summarized financial information presented below. The summarized financial information excludes the gain (loss) from discontinued operations, the extraordinary gain and the cumulative effect of change in accounting principle. The information for 2002 and 2001 has been restated from the prior year's presentation in order to conform to the 2003 presentation. Cash flow from operations for 2002 and 2001 are not available.

         The following table presents cash flow from operations (in millions):

                                      SUCCESSOR
                                         Year
                                        ended
                                        2003
                                   --------------

European IT Leasing                $         (1)
CAM group                                   112
Ventures                                    271
Discontinued  operations                  1,040
                                   --------------
Total                              $      1,422
                                   ==============

         The following table presents segment revenues and earnings (loss) before income taxes (in millions):


                                                     SUCCESSOR               |       PREDECESSOR
                                                               Two           |    Ten
                                                              months         |   months
                                              Year            ended          |    ended          Year
                                              ended        September 30,     |   July 31,        ended
                                              2003             2002          |    2002           2001
                                          -------------- --------------------|--------------- ------------
REVENUES:                                                                    |
                                                                             |
European IT Leasing                       $         36     $           6     |  $         31  $        36
CAM group                                          146                14     |           470          795
Ventures                                           121                39     |           244          724
                                         -------------- -------------------- |--------------  -----------
                                          $        303     $          59     |  $        745  $     1,555
                                         ============== ==================== |==============  ===========
                                                                             |
SEGMENT EARNINGS (LOSS):                                                     |
European IT Leasing                       $        (21)    $           5     |  $        (10) $        (8)
CAM group                                           (3)              (27)    |          (755)        (188)
Ventures                                            43               (11)    |          (168)        (150)
                                         -------------- -------------------  |--------------- -----------
                                          $         19     $         (33)    |  $       (933) $      (346)
                                         ============== ===================  |=============== ===========


         The following table presents total assets for each of the Company's reportable segments as of September 30 (in millions):

                                    SUCCESSOR               SUCCESSOR
                                       2003                   2002
                                -------------------   ----------------------

European IT Leasing              $            27         $             42
CAM group                                    196                      807
Ventures                                      37                      241
Assets of discontinued
  operations held for sale:
  US leasing                                  69                      564
  Other                                       44                      687
                                -------------------   ----------------------
    Total assets of discontinued
       operations held for sale  $           113         $          1,251
                                -------------------   ----------------------
Total                            $           373         $          2,341
                                ===================   ======================


         The following table presents revenue by geographic location based on the location of the Company's local offices (in millions):


                                            SUCCESSOR                      |               PREDECESSOR
                                  Year                 Two months          |    Ten months               Year
                           ended September 30,     ended September 30,     |  ended July 31,      ended September 30,
                                  2003                    2002             |       2002                  2001
                          ---------------------- --------------------------|-------------------- ----------------------
                                                                           |
North America                $         196         $           38          | $             518     $          $1,307
Europe                                  97                     12          |               107                    92
Pacific Rim                             10                      9          |               120                   156
                          ---------------------- --------------------------|-------------------- ----------------------
Total                        $         303         $           59          | $             745     $           1,555
                          ====================== ==========================|==================== ======================


         The following table presents total assets by geographic location based on the location of the Company's local offices as of September 30 (in millions):

                                SUCCESSOR                 SUCCESSOR
                                  2003                       2002
                        -------------------------- -------------------------

North America            $              286            $            1,490
Europe                                   84                           799
Pacific Rim                               3                            52
                        -------------------------- -------------------------
Total                    $              373            $            2,341
                        ========================== =========================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

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

         Change in Internal Controls

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         Ronald C. Mishler (Age 43 - Director since August 2002)

         Mr. Mishler was appointed chairman, chief executive officer and president of the Company in August 2002. He had been serving as president and chief operating officer of Comdisco, Inc. since April 2002. Mr. Mishler was appointed senior vice president and chief financial officer in September 2001. Mr. Mishler joined Comdisco, Inc. in July 2001 as senior vice president and treasurer. Prior to working for Comdisco, Inc. he served as senior vice president and treasurer of Old Kent Financial Corporation from 1998 to 2001. From 1996 to 1998 he was vice president and treasurer of USF&G Corporation. From 1984 to 1996, he held various financial analysis and management positions at Heller International Corporation. Mr. Mishler's two-year term as a director of Comdisco Holding Company, Inc. will expire in August 2004.

         Jeffrey A. Brodsky (Age 45 - Director since August 2002)

         Mr. Brodsky is a managing director of Quest Turnaround Advisors, L.L.C. and chairman and chief executive officer of NTL Europe, Inc. Prior to Quest, Mr. Brodsky provided his services as an independent crisis management consultant and worked with Jay Alix & Associates and Alvarez & Marsal, Inc. Previously, Mr. Brodsky was a member of Senior Management of Integrated Resources, Inc., responsible for Integrated's equipment leasing business, leverage buyout business and was actively involved in all aspects of Integrated's reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Brodsky is a director of TVMAX, Inc. and AboveNet, Inc. Mr. Brodsky's two-year term as a director of Comdisco Holding Company, Inc. will expire in August 2004.

         Robert M. Chefitz  (Age 44 - Director since August 2002)

         Mr. Chefitz has been a general partner with NJTC Venture Fund since 2002. Previously, Mr. Chefitz was a general partner of Apax Partners, a managing director at Patricof and Co. Ventures and Senior Associate at Golder Thoma Cressey and Company. Mr. Chefitz is a Director of World Links, a philanthropic, non-governmental agency and Director of Venture Investor Associates of New York. Mr. Chefitz's two-year term as a director of Comdisco Holding Company, Inc. will expire in August 2004.

         William A. McIntosh  (Age 64 - Director since August 2002)

         Mr. McIntosh is an adjunct faculty member at Howard University in Washington, DC and a consultant to financial institutions. Previously Mr. McIntosh was a general partner and a member of the Executive Committee of Salomon Brothers. He held various positions during this 34-year career with the firm including US Fixed Income Division Head and National Sales Manager. He is a member of the Board of Directors of MGIC Investment Corp., The Mason Street Mutual Funds, Fairfield University, the Archdiocesan Finance Council of Chicago and the Big Shoulders Fund in Chicago. Mr. McIntosh's two-year term as a director of Comdisco Holding Company, Inc. will expire in August 2004.

         Randolph I. Thornton  (Age 58 - Director since August 2002)

         Mr. Thornton is a managing director and senior credit officer of Citigroup where he has managed several corporate reorganizations and has held various positions for over thirty years. Mr. Thornton has served as a past member of the Board of Directors of Mohasco Corporation and Edison Brothers Stores. Mr. Thornton's two-year term as a director of Comdisco Holding Company, Inc. will expire in August 2004.

Executive Officers

         The following table sets forth certain information with respect to the executive officers of the Company:


Name                                 Age     Position

Ronald C. Mishler                     43     Chairman, Chief Executive Officer and President

Francis J. Cirone                     45     Former Executive Vice President

Lloyd Cochran                         34     Executive Vice President, Finance

Robert E. T. Lackey                   55     Executive Vice President, Chief Legal Officer and Secretary

John R. McNally, Jr.                  42     Executive Vice President

Nazneen Razi                          50     Executive Vice President and Chief Administrative Officer

David S. Reynolds                     50     Senior Vice President and Controller

Gregory D. Sabatello                  43     Executive Vice President and Chief Information Officer

Caroline Walters                      43     Senior Vice President and Treasurer



Mr. Mishler also is a director of the Company. Please refer to the "Directors"
section immediately above for his biographical information.

         Francis J. Cirone

         Francis J. Cirone was named executive vice president of the Company in August 2002. He also held the position of chief executive officer and president of Comdisco, Inc. since August 2002 and was responsible for leading the US Leasing business until his departure from the Company in October 2003. Mr. Cirone was appointed senior vice president of Comdisco, Inc. in January 2002. He held the position of assistant vice president beginning in November 1989. Mr. Cirone joined Comdisco, Inc. in 1984, performing various corporate finance management roles for the Company's US, European and Pacific Rim operations. Subsequently, he led the IT Leasing and Market Development group, the Telecommunications and Laboratory and Scientific business groups, and Comdisco's Ventures Division. Before joining Comdisco, Inc., he worked in public accounting for Arthur Young & Co.

         Lloyd J. Cochran

         Lloyd J. Cochran was named executive vice president, finance of the Company in October 2003. In August 2002 he was named senior vice president, financial planning and analysis, of the Company. He had been serving as senior vice president, financial planning, of Comdisco, Inc. since March 2002. Mr. Cochran joined Comdisco, Inc. in September 1999 as vice president of finance for Comdisco Healthcare Group. Prior to working for Comdisco, Inc., he worked in public accounting from 1991 to 1999, most recently for KPMG from 1994 to 1999 where he served in various positions, including senior manager from 1997 to 1999.

         Robert E. T. Lackey

         Robert E. T. Lackey was named executive vice president, chief legal officer and secretary of the Company in August 2002. He has held these positions for Comdisco, Inc. since April 2002. Mr. Lackey is also responsible for leading the Ventures business. He joined Comdisco, Inc. in June 2001 as senior vice president, chief legal officer and secretary. Mr. Lackey served as vice president, secretary and general counsel of Burns International Services Corporation, from 1997 to 2000. From 1991 to 1995, he was the vice president, secretary and general counsel for Transamerica Commercial Finance Corporation and, from 1985 to 1991, he worked in various legal and management positions for Heller Financial, Inc.

         John R. McNally, Jr.

         John R. McNally was named executive vice president of the Company in August 2002. Mr. McNally is responsible for leading the CAM group. Mr. McNally joined Comdisco, Inc. in 1988 and has held various positions in its Tax department and Leasing Operations. Before joining Comdisco, Inc., he worked at Amoco Corporation from 1983 to 1988.

         Nazneen Razi

         Nazneen Razi was named executive vice president and chief administrative officer of the Company in August 2002. Ms. Razi has held these positions for Comdisco, Inc. since April 2002. She joined Comdisco, Inc. as senior vice president, human resources in November 2000. She previously held various positions within CNA Insurance Companies from 1984, including senior vice president and senior human resources officer for CNA Risk Management.

         David S. Reynolds

         David S. Reynolds was named senior vice president and controller of the Company in August 2002. Mr. Reynolds held the position of controller for Comdisco, Inc. since March 2002. He was named acting controller for Comdisco, Inc. in July 2001. From November 1997 through June 2001, he was North American controller, responsible for all US and Canada accounting functions as well as all internal and external financial reporting, including SEC reporting. Mr. Reynolds joined Comdisco, Inc. in August 1981 and held various positions within the Accounting and Finance departments, including assistant controller and manager of financial reporting. Before joining Comdisco, Inc., he worked in public accounting for Ernst & Ernst from 1976 to 1981.

         Gregory D. Sabatello

         Gregory D. Sabatello was named executive vice president and chief information officer of the Company in August 2002. He has served in these positions for Comdisco, Inc. since April 2002. Prior to that, he was senior vice president since November 1998 and vice president from July 1994. Mr. Sabatello joined Comdisco, Inc. as business systems manager in October 1993.

         Caroline Walters

         Caroline Walters was named senior vice president and treasurer of the Company in August 2002. Ms. Walters joined Comdisco, Inc. in 1986 and has held leadership positions in the Treasury department. Prior to joining Comdisco, Inc., she was director of communications for Rayan, Inc. and a high school teacher.

Audit Committee Financial Expert

         The Audit Committee of the Board of Directors is comprised entirely of independent outside directors. Mr. Brodsky serves as chair and Messrs. Chefitz and McIntosh serve as members. The Board of Directors and the Audit Committee have determined that each of the members meets the requirements of Audit Committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and officers, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2003 except as noted below.

         Due to an administrative oversight, an initial Form 3 for Lloyd Cochran was filed late in connection with his initial appointment as a senior vice president, finance. His initial report indicated "no securities owned" and there have been no subsequent reports filed.

Code of Ethics

         The Company has adopted a code of conduct, entitled the Employee Code of Conduct, applicable to all Comdisco employees, officers and directors and a code of ethics, entitled the Senior Executives Code of Conduct, for its Senior Executives, including but not limited to, its chief executive officer, principal financial officer and corporate controller, a copy of which is available on the Company's website. If the Board of Directors grants any waivers from the Company's Senior Executive Code of Conduct to any of the directors, or if the Company amends the Senior Executives Code of Conduct, the Company will disclose the matters through its website at www.comdisco.com and in future filings. The Company has granted no such waivers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         This table shows the compensation paid to (i) Ronald C. Mishler, our Chairman, Chief Executive Officer and President, (ii) our four other most highly compensated executive officers serving as of September 30, 2003 and
(iii) Robert E. Koe, who served as executive vice president of the Company from August 2002 through May 2003 and president and chief executive officer of Europe for Comdisco, Inc. since March 2002. The persons named in this table and in this section are referred to as the "named executive officers."


                                                                            Long-Term
                                    Annual Compensation                   Compensation
                      ------------------------------------------------   ----------------
                                                                             Awards
                                                                         ----------------
                                                            Other          Securities     All Other
                                                            Annual         Underlying      Compen-
 Name and Principal                 Salary      Bonus     Compensation   Options (shares   sation
      Position          Year          ($)        ($)           ($)             #)            ($)
--------------------- ---------- ---------- ----------    ------------   ---------------  -----------

Ronald C. Mishler       2003      400,000    600,000  (1)      -                -           1,623     (8)
Chairman, Chief         2002      343,750    545,000  (2)    5,500   (6)        -           1,635     (8)
Executive Officer,      2001       58,814    192,500         1,323   (6)        -               -
President

Francis J. Cirone       2003      300,000    300,000  (3)      -                -           1,623     (8)
Former Executive        2002      309,583    363,750  (4)    3,400   (6)        -         211,846     (9)
Vice President          2001      239,583    386,250         4,800   (6)        -         223,910    (10)

Robert E. Koe           2003      244,806    450,966  (5)      -                -         490,000    (11)
Former Executive        2002      154,615    243,400  (2)      -                -          81,000    (12)
Vice President,         2001         -          -              -                -               -
European Operations

Robert E. T. Lackey     2003      300,000    450,000  (1)      -                -           1,623     (8)
Executive Vice          2002      288,542    410,000  (2)      -                -             635     (8)
President, Chief        2001       67,868    160,000           -                -               -
Legal Officer and
Secretary

John R. McNally, Jr.    2003      250,000    374,549  (1)      -                -           1,623     (8)
Executive Vice          2002      215,048    335,000  (2)      -                -         106,847    (13)
President               2001      131,250     65,000           267    (7)       -         116,410    (14)

Gregory D. Sabatello    2003      250,000    748,125  (3)      -                -           1,623     (8)
Executive Vice          2002      236,458    505,625  (4)      -                -         271,847    (15)
President and Chief     2001      224,375    228,750           -             25,000       201,660    (16)
Information Officer


(1) Includes amounts earned under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy Court-Approved Compensation Plans) for the period October 1, 2002 through September 30, 2003. Under the terms and conditions of the Semiannual Bonus Plan, participants were paid half their earned amount for the period and half was deferred until job elimination. Deferred payments will be forfeited if the participant voluntarily resigns or is terminated for cause.

(2) Includes quarterly amounts earned under the annual incentive plans, commission plans and the chairman's discretionary fund plans that were in place prior to April 1, 2002. Also includes amounts earned under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy Court-Approved Compensation Plans) for the period April 1, 2002 through September 30, 2002. Under the terms and conditions of the Semiannual Bonus Plan, participants were paid half their earned amount for the period and half was deferred until job elimination. Deferred payments will be forfeited if the participant voluntarily resigns or is terminated for cause.

(3) Includes amounts earned under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy Court-Approved Compensation Plans) for the period October 1, 2002 through September 30, 2003. As approved by the Bankruptcy Court and described in the terms and conditions of the SIP Relief program described in Item 1, above, SIP participants were paid half their earned amount for the period. The remaining half was deferred and will either be applied to the balance of their SIP payment obligation or paid out at job elimination in accordance with the SIP Relief program. Deferred amounts will be forfeited and not applied to the balance of SIP payment obligation if the participant voluntarily resigns or is terminated for cause.

(4) Includes quarterly amounts earned under the incentive plans, commission plans and the chairman's discretionary fund plans that were in place prior to April 1, 2002. Also includes amounts earned under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy Court-Approved Compensation Plans) for the period April 1, 2002 through September 30, 2002. As approved by the Bankruptcy Court and described in the terms and conditions of the SIP Relief program described in
Item 1, above, SIP participants were paid half their earned amount for the period. The remaining half was deferred and will either be applied to the balance of their SIP payment obligation or paid out at job elimination in accordance with the SIP Relief program. Deferred amounts will be forfeited and not applied to the balance of SIP payment obligation if the participant voluntarily resigns or is terminated for cause.

(5) Amounts include $150,000 for the sale/liquidation of non-core countries, and $390,966 under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy Court-Approved Compensation Plans) for the period October 1, 2002 through May 30, 2003.

(6) Amounts reflect car allowance payments.

(7) Amounts reflect taxable income from Employee Stock Purchase Plan.

(8) Amounts reflect contributions by the Company to the 401(k) Retirement Plan for the benefit of the named executive officer.

(9) Includes $210,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were retention bonus plans designed to retain key employees and aid the Company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,846 in contributions made by the Company to Mr. Cirone's 401(k) Retirement Plan.

(10) Includes $222,500 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were retention bonus plans designed to retain key employees and aid the Company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,410 in contributions made by the Company to Mr. Cirone's 401(k) Retirement Plan.

(11) Amounts include a one time severance payment of $300,000; $1,000 in contributions made by the Company to Mr. Koe's 401(k) Retirement Plan, and $189,000 in payments made under the European Key Management Incentive Plan and Special Bonus Plan which were retention bonus plans designed to retain key employees and aid the Company in achieving specifically identified business objectives for the period from April 2002 through March 2003.

(12)Amounts reflect payments made under the European Key Management Incentive Plan and Special Bonus Plan which were retention bonus plans designed to retain key employees and aid the Company in achieving specifically identified business objectives for the period from April 2002 through March 2003.

(13) Includes $105,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were retention bonus plans designed to retain key employees and aid the Company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,847 in contributions made by the Company to Mr. McNally's 401(k) Retirement Plan.

(14) Includes $115,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were retention bonus plans designed to retain key employees and aid the Company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,410 in contributions made by the Company to Mr. McNally's 401(k) Retirement Plan.

(15) Includes $270,000 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were retention bonus plans designed to retain key employees and aid the Company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,847 in contributions made by the Company to Mr. Sabatello's 401(k) Retirement Plan.

(16) Includes $200,250 in payments made under the Special Management Incentive Plan and Key Performance Award Plan, which were retention bonus plans designed to retain key employees and aid the Company in achieving specifically identified business objectives for the period from May 2001 through April 2002 and $1,410 in contributions made by the Company to Mr. Sabatello's 401(k) Retirement Plan.

Option/SAR Grants/Exercises in the Last Fiscal Year

         No stock options or stock appreciation rights ("SARs") were outstanding nor were any granted to or exercised by the named executive officers in fiscal 2003. The Company does not plan to issue any options or SARs in the foreseeable future.

Aggregated Option/SAR Exercise and Fiscal Year-End Options/SAR Values

         No stock options or SARs were outstanding as of September 30, 2003. The Company does not plan to issue any options or SARs in the foreseeable future.

Bankruptcy Court-Approved Compensation Plans: Management Incentive and Stay Bonus Plans

         In order to continue to maximize recoveries under the Plan, it is essential that critical employees be retained and remain motivated to execute the Company's post-emergence run-off strategies. Specifically, management and the Board of Directors of the Company continue to administer the comprehensive compensation program that includes the Management Incentive Plan (the "MIP"), which was designed to retain key employees and give them incentive to maximize the value of the assets and the Stay Bonus Plan, which was designed to retain essential support and professional staff. These compensation plans were approved by the Bankruptcy Court on June 18, 2002 with a retroactive effective date of April 1, 2002. (The MIP and Stay Bonus plans comprise the "Compensation Plans," which are incorporated by reference to Exhibit 10.1,
Exhibit 10.2 and Exhibit 10.3 filed with the Company's Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, file No. 0-49968.)

         For fiscal 2003, participants in the MIP earned $12.6 million in non-base earnings (which includes $7.9 paid to employees and $4.7 deferred until job elimination or SIP obligation resolution). Participants in the Stay Bonus Plan earned $6.0 million in non-base earnings (which includes $3.8 million paid to employees and $2.2 million deferred until job elimination or SIP obligation resolution). These plans are described below.

         The Company's MIP covers key managers and employees directly responsible for the overall direction of a particular business unit and the results achieved within that business unit. Additionally, the MIP covers key corporate employees whose services are required to facilitate business operations and to administer claims and related bankruptcy matters. Employees who voluntarily terminate their employment prior to their respective payment dates under the MIP or who are terminated for cause are not eligible for any payments from these plans that have not already been paid.

         The MIP is tailored to provide appropriate levels of compensation to key employees in each of the Company's business units - US Leasing (accounted for within discontinued operations), European IT Leasing, Ventures and CAM - as well as at the corporate level. While the award opportunities differ for each of these units, the MIP, as a whole, is intended to provide adequate compensation for retention of key employees within a unit as that unit moves toward its post-emergence business targets and to provide additional performance-based reward opportunities if those targets are exceeded.

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

         Each of the business unit's management team participates in the MIP. The MIP includes two components: Semiannual Performance Bonuses ("SAB") and Upside Sharing opportunities for specified employees. For US Leasing, there were 32 participants in the SAB component with a total cost of $4.7 million for the period October 1, 2002 until September 30, 2003 and there are 22 participants in the Upside Sharing component with a $10.7 million incentive sharing pool upon reaching plan target recoveries. The pool increases to $26.6 million when recoveries are 20 percent above plan. In October 2003, the Board of Directors approved, and the Company made, an advance Upside Sharing payment of $16.4 million to eligible US Leasing Upside Sharing plan participants based on achievement of 105 percent of plan target. As of September 30, 2003, US Leasing had achieved recoveries of approximately 110 percent of plan target. A final Upside Sharing payment will be made to participants when the Board of Directors declares End of Term (as defined in the Compensation Plans). For Ventures, there were 21 participants in the SAB component with a total cost of $2.1 million for the period October 1, 2002 until September 30, 2003 and there are 25 participants in the Upside Sharing component with a $5.2 million incentive sharing pool upon reaching plan target recoveries. The pool increases to $14.3 million when recoveries are 20 percent above plan. For CAM group, there were four participants in the SAB component with a total cost of $0.7 million for the period October 1, 2002 until September 30, 2003 and there are four participants in the Upside Sharing component with a $0.7 million incentive sharing pool upon reaching plan target recoveries. The pool increases to $2.0 million when recoveries are 20 percent above plan. For the Electronics Inventory group, there were 3 participants in the SAB component with a total cost of $0.3 million for the period October 1, 2002 until September 30, 2003 and there are three participants in an Upside Sharing component related specifically to the sale of specific Electronics assets with a $0.4 million incentive sharing pool upon reaching plan recoveries.

         For corporate, there were 19 participants in the SAB component with a total cost of $4.3 million for the period October 1, 2002 until September 30, 2003 and there are two participants in the Upside Sharing component with a $1.6 million incentive sharing pool upon reaching plan target recoveries. The pool increases to $3.7 million when recoveries are 20 percent above plan. In addition, there are eight participants who are eligible to participate in an incentive sharing pool based on reducing off-balance sheet claims (excluding SIP claims) and tax claims filed. Upon reducing such claims to a plan target level, participants are eligible to share in a $0.6 million incentive sharing pool. As recoveries exceed threshold for each business unit, and as claims are reduced below threshold, the Company has escrowed funds to be distributed at End of Term, as defined in the Compensation Plans, to all eligible participants in accordance with the MIP.

         The MIP for European IT Leasing has three components: SAB, core country (Germany and France) portfolio sale/liquidation bonuses and non-core country portfolio sale/liquidation bonuses. There were two participants in the MIP plans for European IT Leasing. The SAB component had a total cost of $0.5 million for the period October 1, 2002 until September 30, 2003 and the core and non-core country bonus component had a total cost of $0.8 million for the period October 1, 2002 until September 30, 2003. All of the amounts earned under the European IT Leasing MIP have been paid to the participants.

         The Stay Bonus Plan is a retention program that covered 260 U.S. employees and was designed to retain essential support and professional personnel who assist managers and key employees most directly responsible for the success of the Plan. Eligible participants under this compensation plan accrue one week's salary for each two weeks of work. One-half of such accrued benefits are paid in two semiannual installments each year on or about May 15 and November 15 (with the first such payment made on November 15, 2002). The remaining one-half is paid upon job elimination or SIP obligation resolution. The total cost of the Stay Bonus Plan was $6.0 million for period October 1, 2002 until September 30, 2003, which includes $3.8 million paid to employees and $2.2 million deferred until job elimination or SIP obligation resolution.

         Given the dynamic and short-term nature of corporate objectives going forward, a non-material modification was made to the Compensation Plans. This modification, approved by the Board of Directors, was to establish and assess objectives and pay bonuses on a quarterly versus semi-annual basis. This modification became effective October 1, 2003 for all Semi-Annual Bonus and Stay Bonus Plan participants.

Long-Term Incentive Plans - Awards in Last Fiscal Year

         The table below contains information on the Upside Sharing plan for the named executive officers:


                                                                Estimated Future Payouts Under Non-Stock Price-Based Plans (1)
                                                         --------------------------------------------------------------------------
                      Number Of
                      Shares,        Performance Or
                      Units Or        Other Period
                      Other               Until                                          10% Above        20% Above
                      Rights          Maturation Or        Threshold        Target         Target           Target         Maximum
      Name              (#)             Payout                ($)             ($)            ($)              ($)             ($)
-----------------    -----------    ----------------     -------------    -----------   -------------    -------------   ----------
Ronald C.                -                 -                  $0           $900,000     $2,100,000       $2,700,400           -
Mishler

Francis J.               -                 -                  0             852,538      1,896,538        2,445,538           -
Cirone (2)

Robert E. Koe            -                 -                  0               -              -                -               -

Robert E. T.             -                 -                  0             450,000      1,317,228        1,789,003           -
Lackey

John R.                  -                 -                  0             281,250        581,361          821,561           -
McNally, Jr.

Gregory D.               -                 -                  -               -              -                -               -
Sabatello

(1) There are no maximum payouts under the Upside Sharing plan component of the MIP. The Upside Sharing plan includes pre-established present value recovery thresholds and targets for each business unit and on a consolidated corporate basis. No amounts are earned in the Upside Sharing plan until the applicable threshold is exceeded. Amounts reflected above are net of any applicable payment adjustments as defined in the Compensation Plans.
(2) In October 2003, the Board of Directors approved an advance payment at 105 percent achievement of target to all US Leasing Upside Sharing Plan participants. Accordingly, Mr. Cirone received $1,582,750 in October 2003, net of the remaining amount to be withheld pending resolution of his SIP obligation in accordance with the SIP Relief program.

Compensation of Directors

         Non-employee directors are paid a quarterly retainer of $6,000, a board meeting fee of $2,000 plus expenses, and a committee meeting fee of $1,000 plus expenses if the committee meeting is not held on the same day as a Board of Directors meeting. Employee directors receive no additional compensation for serving on the Board of Directors or its committees. Directors are reimbursed for customary and usual travel expenses. In fiscal 2003, in addition to its regularly scheduled quarterly meetings, the Board of Directors of Comdisco Holding Company, Inc. met nineteen times. All directors attended 75 percent or more of the Board meetings and meetings of the committees on which they served during fiscal 2003.

Employment Contracts, Termination of Employment and Change-In-Control
Arrangements

         The MIP provides for an employment agreement with Mr. Gregory D. Sabatello. In addition to being eligible for the MIP as of April 1, 2002, Mr. Sabatello's employment agreement includes, without limitation, the following:
(a) participation in the semiannual bonus plan component of the MIP (at three times his base salary each year or $750,000 annually); (b) a guaranteed two-year term; and (c) if terminated prior to April 1, 2004, receipt of semiannual bonus and base salary payment for the period between the termination date and April 1, 2004. Mr. Sabatello's employment agreement was executed upon his acceptance of the SIP Relief program described in Item 1, Business.

Additional Information with Respect to Compensation Committee
Interlocks and Insider Participation in Compensation Decisions

         Mr. McIntosh, Mr. Chefitz, and Mr. Thornton are the three members of the Compensation Committee of the Board of Directors. Mr. McIntosh is the Chairperson of the Compensation Committee. No member of the Compensation Committee was at any time an officer or employee of the Company or its subsidiaries. There is no director or executive officer who is, or during the last fiscal year was, a member of any other company, partnership or other entity's compensation committee or similar committee or otherwise was involved in making decisions regarding compensation of other entities' executives. See
Item 13, Certain Relationships and Related Transactions, for additional information regarding Mr. Thornton and his relationship with Citigroup.

Board Compensation Committee Report on Executive Compensation

         The Compensation Committee met five times during fiscal year 2003, on November 11, 2002, December 12, 2002, May 2, 2003, May 13, 2003, and August 12, 2003. The purpose of the Compensation Committee is to ensure that the senior executives, the management and employees of the Company and its wholly-owned subsidiaries are compensated effectively in a manner consistent with the stated compensation strategy of the Company in furtherance of the Plan and requirements of the appropriate regulatory bodies. The committee's charter states that the Compensation Committee shall be composed of at least three independent directors. The members are designated annually by the Board of Directors upon the recommendations of the Chairman of the Board. Per the charter, the duties and responsibilities of the committee include (but are not limited to): (a) reviewing the Company's compensation strategy, (b) reviewing and determining the individual elements of total compensation for the Chief Executive Officer, (c) reviewing and approving appropriate discretionary bonus recommendations by the Chief Executive Officer for managers and officers, (d) reviewing and approving disposition of forfeited monies as a result of voluntary resignation or for-cause termination for the MIP and Stay Bonus Plan, and (e) reviewing employee benefit plans of the Company.

         The Compensation Committee reviewed the SAB objectives and the assessments of achievements relative to those objectives for Mr. Mishler and his direct reports, including all of the officers listed in the Summary Compensation Table, for the two periods ending March 31, 2003 and September 30, 2003. The SAB objectives were comprised of corporate and business unit cash flow objectives based on recoveries achieved during the period as well as individual performance objectives. Actual cash flow recoveries exceeded plan targets for both six-month periods, with the exception of the Electronics Inventory group, which did not meet its plan target for the period ended September 30, 2003.

         Pursuant to the Compensation Committee's responsibility to review and approve the chief executive officer's compensation and corporate and business unit cash-flow results, the Compensation Committee approved the SAB objectives and assessed the achievement relative to those objectives for Mr. Mishler for the two periods ending March 31, 2003 and September 30, 2003. Mr. Mishler's SAB was based 50 percent on cash flow targets and 50 percent on individual performance objectives, both of which he met for the respective six-month periods. Mr. Mishler had the following individual performance objectives: (i) maintaining compliance with Bankruptcy Court orders, debt indentures, corporate organizational documents and corporate policies; (ii) timely and accurate financial reporting; (iii) maintaining adequate corporate governance processes; (iv) managing sales, general and administrative expenses within plan levels; (v) securing and maintaining corporate insurance, and; (vi) developing exit strategies for each business unit.

          In addition, the Compensation Committee approved non-material adjustments to some components of the MIP. The Compensation Committee also approved, pursuant to the MIP, payment to two employees for the sale and liquidation of the European IT Leasing portfolio within the core countries (France and Germany) and non-core European countries.

         The Board of Directors engaged independent legal counsel to provide a summary of all components of the Compensation Plans and to assist the Board in determining that the Compensation Plans were implemented in compliance with the intent of the agreement with the statutory creditors' committee and the Compensation Plans.

         The Board of Directors also engaged KPMG to assist the Company in evaluating the amounts accrued, paid and deferred by Comdisco in accordance with the provisions of the MIP and the Stay Bonus Plan for each semiannual period. KPMG applied agreed-upon procedures in accordance with standards established by the American Institute of Certified Public Accountants in their evaluations.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

 William A. McIntosh, Chairman    Randolph I. Thornton       Robert M. Chefitz

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock Owned by Certain Beneficial Owners

         The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2003 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

     Stockholders Owning at Least 5 percent of the Company's Common Stock

                                               Shares            Percent of
         Name                           Beneficially Owned          Class
         ----                           ------------------       ----------
Berkshire Hathaway, Inc. (1)                 1,452,548             34.61%
  1440 Kiewit Plaza
  Omaha, Nebraska 68131

Davidson Kempner Partners (2)                  855,515             20.38%
  885 Third Avenue
  New York, New York 10022


(1) The information with respect to 1,452,548 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on an Amended Report on Schedule 13D dated October 1, 2002 and filed with the SEC on October 21, 2002.

(2) The information with respect to 855,515 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on Schedule 13D dated July 16, 2003 and filed with the SEC on July 24, 2003.

Common Stock Owned by Directors and Executive Officers

         The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2003 by (i) each director of the Company,
(ii) each of the named executive officers as set forth above in the Summary Compensation Table, (iii) all directors and current named executive officers as a group and (iv) all directors and current executive officers as a group. The address of each director and executive officer is c/o Comdisco Holding Company, Inc., 6111 North River Road, Rosemont, Illinois 60018.


            Common Stock Owned by Directors and Executive Officers

                                           Shares Beneficially Owned on
           Name                                  December 1, 2003            Percent of Class
           ----                            -----------------------------     ----------------

   Ronald C. Mishler                                    0                            *
   Jeffrey A. Brodsky                                   0                            *
   Robert M. Chefitz                                    0                            *
   William A. McIntosh                                  0                            *
   Randolph I. Thorton                                  0                            *
   Francis J. Cirone                                    0 (1)                        *
   Robert E. T. Lackey                                  0 (2)                        *
   Gregory J. Sabatello                                 0 (3)                        *
   John R. McNally                                      0 (4)                        *

All Directors and Current Named Executive               0 (5)                        *
Officers as a Group:

All Directors and Current Executive                     0 (6)                        *
Officers as a Group:

                                                                      ----------------------------------
                                                                      *Indicates holdings of less than
                                                                       one percent.

(1)   Does not include 32,000 CDRs beneficially owned by Mr. Cirone.
(2)   Does not include 500 CDRs beneficially owned by Mr. Lackey.
(3)   Does not include 155,282 CDRs beneficially owned by Mr. Sabatello.
(4)   Does not include 1,066 CDRs beneficially owned by Mr. McNally.
(5) Does not include 156,848 CDRs beneficially owned by all directors and current named executive officers as a group.
(6) Does not include 157,292 CDRs beneficially owned by all directors and current executive officers as a group.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Randolph I. Thornton, who has been a member of the Company's Board of Directors and the Compensation Committee since August 2002, also is a Managing Director within the Institutional Recovery Management Department within Citigroup. Citigroup was a creditor of Comdisco, Inc. and Mr. Thornton was a co-chair of the statutory creditors' committee. On September 30, 2002, as part of the initial distribution to holders of allowed Class C-4 Claims conducted in accordance with the Plan, Citigroup received approximately $35.3 million in cash, $6.3 million and $10.3 million of Senior Notes and Subordinated Notes, respectively, and 66,521 shares of the Company's Common Stock. Since that time, Citigroup has adopted certain procedures to govern disclosure by Mr. Thornton of the Company's confidential information.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Audit Committee of the Board of Directors

         The Audit Committee and the Board of Directors have adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. Pursuant to the charter, the Audit Committee is comprised of at least three members appointed by the Board of Directors, each of whom satisfy the membership requirements of independence and financial literacy. Mr. Brodsky serves as Chair and Messrs. Chefitz and McIntosh as members. The Audit Committee met seven times in fiscal 2003. See Item 10, Directors and Executive Officers of the Registrant, above, for biographical information for each member of the Company's Board of Directors. The Board of Directors and the Audit Committee have determined that each of the members meet the requirements of Audit Committee financial expert.

          One of the Audit Committee's primary responsibilities is to assist the Board of Directors in its oversight of the integrity of the Company's financial statements and financial reporting process. To fulfill these oversight responsibilities, the Audit Committee has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, the Audit Committee received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. The Audit Committee also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors' objectivity and independence. The Audit Committee has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

         Based on the review and discussions described in this report, the Audit Committee recommended to the Board of Directors that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, for filing with the SEC. The Audit Committee appointed KPMG LLP as independent auditors for the Company for fiscal 2004.

         Principal Accountant Audit Fees and Services Fees

         The following table describes fees for professional audit services rendered by KPMG, the Company's principal accountant, for the audit of our annual financial statements for the years ended September 30, 2003 and September 30, 2002 and fees billed for other services rendered by KPMG during those periods.

         Type of Fee                            2003                  2002
         -----------                         ----------           -----------

         Audit Fees (1)                       $1,393,000           $2,236,000
         Audit Related Fees (2)                1,104,000              236,000
         Tax Fees (3)                            805,000              951,000
         All Other Fees (4)                      161,000              304,000
                                             ------------          ----------
         Total                                $3,463,000           $3,727,000

         (1) Audit Fees, including those for statutory audits, include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by KPMG for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q.
         (2) Audit Related Fees include the aggregate fees paid by the Company during the fiscal year indicated for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in Audit Fees. Also included in Audit Related Fees are fees for accounting advice.
         (3) Tax Fees include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.
         (4) All Other Fees include the aggregate fees paid by the Company during the fiscal year indicated for products and services provided by KPMG, other than the services reported above.

         Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

              Pursuant to its charter, the Audit Committee of Comdisco Holding Company's Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Comdisco and its independent auditors. KPMG's engagement to conduct the audit of Comdisco Holding Company, Inc. was approved by the Audit Committee on October 28, 2002. Additionally, each permissible non-audit engagement or relationship between Comdisco and KPMG entered into since May 2, 2003 has been reviewed and approved by the Audit Committee, as provided in its charter.

              We have been advised by KPMG that all of the work done in conjunction with its audit of Comdisco Holding Company's financial statements for the most recently completed fiscal year was performed by permanent full time employees and partners of KPMG.


                                    PART IV
                                    -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

1.       Financial Statements

         See Index to Financial Statements contained in Item 8, Financial Statements and Supplementary Data, above.

2.       Financial Statement Schedules

         All Financial Statement Schedules have been omitted because (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Financial Statements or the Notes thereto or (iii) the information required in the schedules is not applicable to the Company.

3.       Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

  Exhibit No.    Description of Exhibit
  -----------    -----------------------

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

      4.1 Indenture Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of August 12, 2002 (said Indenture defines certain rights of Senior Note holders) (Incorporated by reference to Exhibit
                 4.1 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

      4.2 First Supplemental Indenture Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of October 7, 2002 (said Indenture defines certain rights of Senior Note holders) (Incorporated by reference to Exhibit 4.2 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

      4.3 Indenture Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of August 12, 2002 (said Indenture defines certain rights of Subordinated Note holders) (Incorporated by reference to
                 Exhibit 4.3 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

      4.4 First Supplemental Indenture Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of October 7, 2002 (said Indenture defines certain rights of Subordinated Note holders) (Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

      4.5 Rights Agent Agreement between Registrant and Mellon Investor Services, L.L.C., as Rights Agent, dated as of August 12, 2002 (Incorporated by reference to Exhibit 4.5 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

      4.6 Pledge Agreement between Registrant, Comdisco, Inc. and Wells Fargo Bank Minnesota, N.A., as Trustee, dated as of August 12, 2002 (Incorporated by reference to Exhibit 4.6 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.1* Motion, dated as of May 24, 2002, and Order, dated as of June 18, 2002, Pursuant to 11 U.S.C. Sections 105(a) and 363(b)(1) Approving and Authorizing the Debtors' Stay Bonus Plan and Management Incentive Plan, dated June 18, 2002 (Incorporated by reference to Exhibit 10.1 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.2* First Letter from Ronald C. Mishler to the Official Committee of Unsecured Creditors of Comdisco, Inc., dated May 29, 2002 (Incorporated by reference to Exhibit 10.2 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.3* Second Letter from Ronald C. Mishler to the Official Committee of Unsecured Creditors of Comdisco, Inc., dated July 3, 2002 (Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.4* Employment Agreement of Norman P. Blake, Jr., dated February 27, 2001, as amended on April 13, 2001 and as amended and restated June 4, 2001 (Incorporated by reference to Exhibits
                 10.10 and 10.20 filed with Comdisco, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2002 and Exhibit 10.10 filed with Comdisco, Inc.'s Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2001, File No. 1-7725).

     10.5 Agreed Motion for Dismissal With Prejudice, dated March 7, 2002, and Agreed Order for Dismissal with Prejudice, dated March 14, 2002 (Incorporated by reference to Exhibit 10.5 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.6* Employment Agreement of Michael Fazio, dated as of July 5, 2001 (Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.7* Employment Agreement of Gregory D. Sabatello, dated as of September 9, 2002 (Incorporated by reference to Exhibit 10.7 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

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

     10.13 Asset Acquisition Agreement, dated as of January 31, 2002, between Comdisco, Inc. and T-Systems Inc. (Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.14 Amendment to Asset Acquisition Agreement, dated as of February 13, 2002, between Comdisco, Inc. and T-Systems Inc. (Incorporated by reference to Exhibit 10.14 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.15 Second Amendment to Asset Acquisition Agreement, dated as of February 27, 2002, between Comdisco, Inc. and T-Systems Inc. (Incorporated by reference to Exhibit 10.15 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968)

     10.16 Asset Purchase Agreement (Healthcare), dated as of April 2, 2002, between General Electric Capital Corporation, Comdisco, Inc. and Comdisco Healthcare Group (Incorporated by reference to Exhibit 10.16 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.17 Asset Sale Agreement, dated as of April 8, 2002, between Comdisco Australia Pty Limited, Comdisco New Zealand, Nadlo Pty Limited, Codis Limited and Rellim Pty Limited (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.18 Share Purchase Agreement, dated as of August 14, 2002, between Comdisco, Inc. and PH Holding GmbH (Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.19 Share Purchase Agreement, dated as of October 10, 2002, between Comdisco Global Holding Company, Inc. and Comprendium Investment S.A. (Incorporated by reference to Exhibit 10.19 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

     10.20 Share Purchase Agreement relating to the Acquisition of Comdisco France SA and Promodata SNC, dated as of October 1, 2002, between Econocom Group SA/NV, Comdisco Global Holding Company, Inc. and Comdisco Holding Company, Inc. (Incorporated by reference to Exhibit 10.20 filed with the Company's Current Report on Form on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, file No. 0-49968).

     10.21 Asset Purchase Agreement, dated as of August 25, 2003, by and between Bay4 Capital Partners, LLC and Comdisco, Inc. (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K dated September 9, 2003, as filed with the Commission on September 24, 2003, File No. 0-49968).

     11.1 Statement re computation of per share earnings (Filed herewith).

     21.1        Subsidiaries of the registrant (Filed herewith).

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a0 and Rule 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

     31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a0 and Rule 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

     32.1 Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

------------------------------------------------------------------
* Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         Since the beginning of the fourth quarter of fiscal 2003, the Company filed the following current reports on Form 8-K which have not been previously reported:

         On August 15, 2003, the Company filed a Current Report on Form 8-K, dated August 14, 2003. Pursuant to Item 12 of its Report, the Company reported that it had issued a press release on August 14, 2003 announcing its unaudited financial results for the third fiscal quarter ended June 30, 2003. The Report added the press release as an exhibit pursuant to Item 7.

         On August 19, 2003, the Company filed a Current Report on Form 8-K, dated August 18, 2003. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on August 18, 2003 announcing that its Board of Directors had declared a cash dividend on the outstanding shares of common stock and announcing a cash payment on its CDRs. The Report added the press release as an exhibit pursuant to Item 7.

         On August 26, 2003, the Company filed a Current Report on Form 8-K, dated August 26, 2003. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on August 25, 2003 announcing that it had agreed to sell its United States information technology leasing business to Bay4 Capital Partners, LLC. The Report added the press release as an exhibit pursuant to Item 7.

         On September 10, 2003, the Company filed a Current Report on Form 8-K, dated September 10, 2003. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on September 10, 2003 announcing the completion of the sale of its United States information technology leasing business to Bay4 Capital Partners, LLC. The Report added the press release as an exhibit pursuant to Item 7.

         On September 24, 2003, the Company filed a Current Report on Form 8-K, dated September 9, 2003. Pursuant to Item 2 of its Report, the Company reported the sale of its United States information technology leasing business to Bay4 Capital Partners, LLC, including the date and manner of disposition, the nature and amount of consideration received and the identity of the acquiring company. The Report attached the pro forma financial information and added the Asset Purchase Agreement as an exhibit pursuant to Item 7.

         On November 21, 2003, the Company filed a Current Report on Form 8-K, dated November 20, 2003. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on November 20, 2003 announcing that its Board of Directors had declared a cash dividend on the outstanding shares of common stock and announcing a cash payment on its CDRs. The Report added the press release as an exhibit pursuant to Item 7.

         On December 16, 2003, the Company filed a Current Report on Form 8-K/A announcing the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. was approximately $3.461 billion (not the $3.449 billion as previously reported and as utilized in determining the cash payment of $.0514 per CDR right paid on December 11, 2003). This increase in the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. entitles holders of CDRs to receive an incremental cash payment of approximately $2.8 million, or approximately $0.018 per CDR. The Company expects to make such incremental distribution in conjunction with its next payment to holders of CDRs. The next payment to holders of CDRs is expected to occur shortly after the next Quarterly Distribution (as defined in the Plan) from the Disputed Claim Reserve, which is scheduled for February 14, 2004.

(c)      Exhibits

         The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(3) above.

(d)      Financial Statement Schedules

         The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(2) above.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMDISCO HOLDING COMPANY, INC.


Dated: December 23, 2003               By:  /s/ Ronald C. Mishler
                                            ___________________________________
                                            Name:  Ronald C. Mishler
                                            Title: Chairman, Chief Executive
                                                   Officer and President
                                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2003.

SIGNATURE                                                    DATE

/s/ David S. Reynolds                                        December 23, 2003
______________________________________________
Name:  David S. Reynolds
Title: Senior Vice President and Controller
       (Principal Financial and Accounting
       Officer)


/s/ Jeffrey A. Brodsky                                       December 23, 2003
______________________________________________
Name:  Jeffrey A. Brodsky
Title: Director


/s/ Robert M. Chefitz                                        December 23, 2003
______________________________________________
Name:  Robert M. Chefitz
Title: Director


/s/ William A. McIntosh                                      December 23, 2003
______________________________________________
Name:  William A. McIntosh
Title: Director


/s/ Randolph I. Thornton                                     December 23, 2003
______________________________________________
Name:  Randolph I. Thornton
Title: Director