Form 10-Q
period 2003-12-31
COMDISCO HOLDING CO INC
filed 2004-02-17
CIK 1179484

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2003

                                 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,197,100 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on February 9, 2004.

                        COMDISCO HOLDING COMPANY, INC.
                                     INDEX

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION............................................. 3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings (Loss) -- Three months ended
   December 31, 2003 and the three months ended December 31, 2002
   (Unaudited) ............................................................ 4

   Consolidated Balance Sheets -- December 31, 2003 (Unaudited) and
   September 30, 2003 (Audited) ........................................... 5

   Consolidated Statements of Cash Flows -- Three months ended
   December 31, 2003 and the three months ended December 31, 2002
   (Unaudited) ............................................................ 6

   Notes to Consolidated Financial Statements (Unaudited).................. 8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... 21

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.... 34

  Item 4.   Controls and Procedures....................................... 34

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings............................................. 35

  Item 2.   Changes in Securities and Use of Proceeds..................... 35

  Item 3.   Defaults Upon Senior Securities............................... 35

  Item 4.   Submission of Matters to a Vote of Security Holders........... 35

  Item 5.   Other Information............................................. 35

  Item 6.   Exhibits and Reports on Form 8-K.............................. 35

SIGNATURES................................................................ 36

                                    PART I
                             FINANCIAL INFORMATION
                             ---------------------

Forward-Looking Statements

         This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission (the "SEC") and written and oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan (as defined below), cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

         On February 17, 2004, the Company expects to file a motion with the Bankruptcy Court for an order in furtherance of the Plan seeking authority to appoint a disbursing agent, prior to August 12, 2004, to fulfill the roles of the Board of Directors and executive officers of the Company, to file a certificate of dissolution and to take such other measures as are necessary to complete the administration of the reorganized debtors' Plan and chapter 11 cases. The Company will furnish the motion to the SEC with a Current Report on Form 8-K pursuant to Item 9 when the motion is filed with the Bankruptcy Court.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)

                                                             Three months ended
                                                               December 31,
                                                                ----      ----
                                                                2003      2002
                                                                ----      ----
Revenue
Leasing
     Operating                                                  $  7    $  53
     Direct financing                                              1        1
     Sales-type                                                    1        2
                                                                ----     ----
        Total leasing                                              9       56

Sales                                                             21       15
Technology services                                                1        5
Agere lease participation payment                                  7        -
Sale of properties                                                 2        -
Foreign exchange gain                                              1       13
Other                                                              5        6
                                                                ----     ----
        Total revenue                                             46       95
                                                                ----     ----

Costs and expenses
Leasing
     Operating                                                     4       48
     Sales-type                                                    1        1
                                                                ----     ----
        Total leasing                                              5       49

Sales                                                             17       11
Technology services                                                1        4
Selling, general and administrative                                5       18
Contingent distribution rights                                     -        6
Write-down of equity securities                                    -        7
Bad debt expense                                                  (5)      (6)
Interest                                                           -       18
                                                                ----     ----
     Total costs and expenses                                     23      107
                                                                ----     ----

Earnings (loss) from continuing operations before income
  taxes (benefit)                                                 23      (12)
Income taxes (benefit)                                            (3)       -
                                                                ----     ----
Earnings (loss) from continuing operations                        26      (12)
Earnings (loss) from discontinued operations, net of
  tax                                                            (12)      21
                                                                ----     ----
Net earnings                                                    $ 14    $   9
                                                                ====     ====

Basic earnings (loss) per common share:

  Earnings (loss) from continuing operations                    $6.24   $(2.77)
  Earnings (loss) from discontinued operations                  (2.95)    4.86
                                                                -----   ------
  Net earnings                                                  $3.29   $ 2.09
                                                                =====   ======
Diluted earnings (loss) per common share:

  Earnings (loss) from continuing operations                    $6.24   $(2.77)
  Earnings (loss) from discontinued operations                  (2.95)    4.86
                                                                ------  ------
  Net earnings                                                  $3.29   $ 2.09
                                                                ======  ======

See accompanying notes to consolidated financial statements.


Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                             (Unaudited)       (Audited)
                                                             December 31,     September 30,
                                                                 2003              2003
                                                             ------------     -------------
ASSETS

Cash and cash equivalents                                     $    102           $     97
Cash - legally restricted                                           29                 42
Receivables, net                                                    27                 41
Inventory of equipment                                               2                  9
Leased assets:
  Direct financing and sales-type                                   20                 26
  Operating (net of accumulated depreciation)                        4                 16
                                                              --------           --------
    Net leased assets                                               24                 42
Equity securities                                                   15                 18
Assets of discontinued operations                                   92                113
Other assets                                                         6                 11
                                                              --------           --------
                                                              $    297           $    373
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                              $      2           $      6
Income taxes                                                        52                 29
Liabilities related to assets of discontinued operations             5                 11
Deferred income                                                     19                 27
Other liabilities:
  Accrued compensation                                              34                 62
  Contingent distribution rights                                    36                 44
  Other                                                              5                 12
                                                              --------           --------
   Total other liabilities                                          75                118
                                                              --------           --------
                                                                   153                191

Stockholders' equity:
  Common Stock $.01 par value. Authorized 10,000,000 shares;
    issued 4,200,000 shares. 4,197,100 shares outstanding at
    December 31, 2003 and September 30, 2003                         -                  -
  Additional paid-in capital                                       133                169
  Accumulated other comprehensive income                            11                 13
  Retained earnings                                                  -                  -
  Common Stock held in treasury, at cost; 2,900 shares at
    December 31, 2003 and September 30, 2003                         -                  -
                                                             ---------           --------
      Total stockholders' equity                                   144                182
                                                             ---------           --------
                                                             $     297           $    373
                                                             =========           ========

See accompanying notes to consolidated financial statements.



Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the three months ended December 31, 2003 and 2002


                                                                      2003             2002
                                                                    ---------         --------
Cash flows from operating activities:


   Operating lease and other leasing receipts                       $     18          $     63
   Lease portfolio sales                                                   -                 6
   Sales of equipment                                                     23                17
   Sales costs                                                             -                (1)
   Technology services receipts                                            -                 7
   Technology services costs                                               -                (1)
   Note receivable receipts                                                1                34
   Warrant proceeds                                                        1                 -
   Other revenue                                                          12                 7
   Selling, general and administrative expenses                          (32)              (19)
   Contingent distribution rights payments                                (8)                -
   Interest                                                                -               (30)
   Income taxes                                                           25                (7)
                                                                    --------          --------
     Net cash provided by continuing operations                           40                76
     Net cash provided by discontinued operations                          8               356
                                                                    --------          --------
     Net cash provided by operating activities                            48               432
                                                                    --------          --------

Cash flows from investing activities:
   Equipment purchased for leasing                                        (1)               (2)
   Notes receivable                                                        -                (1)
   Equipment purchased for leasing by discontinued operations             (1)              (18)
   Other                                                                  (1)                1
                                                                    --------          --------
     Net cash used in investing activities                                (3)              (20)
                                                                    --------          --------

Cash flows from financing activities:
   Cash used by discontinued operations                                   (2)              (58)
   Net decrease in notes and term notes payable                            -              (293)
   Principal payments on secured debt                                      -                (1)
   Maturities and repurchases of senior notes                              -              (400)
   Dividends paid on Common Stock                                        (50)                -
   Decrease in legally restricted cash                                    13                 6
   Other                                                                  (1)              (16)
                                                                    --------          --------
     Net cash used in financing activities                               (40)             (762)
                                                                    --------          --------

Net increase (decrease) in cash and cash equivalents                       5              (350)
Cash and cash equivalents at beginning of period                          97               544
                                                                    --------          --------
Cash and cash equivalents at end of period                          $    102          $    194
                                                                    ========          ========

See accompanying notes to consolidated financial statements.



Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the three months ended December 31, 2003 and 2002


                                                                      2003              2002
                                                                    --------          ---------

Reconciliation of earnings (losses) from continuing operations to net cash provided by operating activities:


Earnings (losses) from continuing operations                        $     26          $    (12)

Adjustments to reconcile earnings (losses) from continuing
    operations to net cash provided by operating activities
    Leasing costs, primarily
      depreciation and amortization                                        5                49
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals                        9                 7
    Cost of sales                                                         17                10
    Technology services costs, primarily
       depreciation and amortization                                       1                 3
    Interest                                                               -               (12)
    Income taxes                                                          22                (7)
    Principal portion of notes receivable                                  1                32
    Selling, general, and administrative expenses                        (32)                -
    Contingent distribution rights                                        (8)                6
    Lease portfolio sales                                                  -                 6
    Other, net                                                            (1)               (6)
                                                                    --------          --------
          Net cash provided by continuing operations                      40                76
          Net cash provided by discontinued operations                     8               356
                                                                    --------          --------
          Net cash provided by operating activities                 $     48          $    432
                                                                    ========          ========

Supplemental schedule of non-cash financing activities:
    Increase in discounted lease rentals attributable to
     exchange rate gain                                             $      -          $     12
                                                                    ========          ========


See accompanying notes to consolidated financial statements.


                        COMDISCO HOLDING COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          December 31, 2003 and 2002


         The following discussion and analysis should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

1.       Reorganization

         On July 16, 2001, Comdisco, Inc. ("Predecessor") and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court")(consolidated case number 01-24795) (the "Filing"). Comdisco Holding Company, Inc., as the successor company ("Successor") to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002 (the "Effective Date"). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

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

         Consummation of the Plan resulted in (i) the distribution of cash totaling approximately $2.2 billion; (ii) the issuance of variable rate senior secured notes due 2004 in aggregate principal amount of $400 million (the "Senior Notes"); (iii) the issuance of 11% subordinated secured notes due 2005 in aggregate principal amount of $650 million (the "Subordinated Notes"); (iv) the issuance of 4.2 million shares of new common stock ("Common Stock"); (v) the issuance of contingent distribution rights (the "CDRs"); and (vi) the cancellation of the Predecessor company's notes, notes payable, common stock and stock options.

         Consummation of the Plan resulted in the election of a new Board of Directors for the Company (the "Board"). The Board is comprised of five members. The management director and Chairman is Ronald C. Mishler, Chief Executive Officer. The four additional members of the Board are Jeffrey A. Brodsky, Robert M. Chefitz, William A. McIntosh and Randolph I. Thornton.


2.        Basis of Presentation

         In this quarterly report on Form 10-Q, references to "the Company," "Comdisco Holding," "we," "us," "our" and "Successor" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco Global Holding Company, Inc., Comdisco, Inc., Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc., and its predecessors, except in each case where the context indicates otherwise. References to "Comdisco, Inc." and "Predecessor" mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

         Due to the Company's reorganization and implementation of fresh-start reporting, the consolidated financial statements for the Successor company, presented herein, are not comparable to those of the Predecessor company presented in prior filings with the SEC.

         Certain reclassifications, including those for discontinued operations, have been made in the fiscal 2003 financial statements to conform to the fiscal 2004 presentation.


3.       Discontinued Operations

         Because of the sale of assets described in Note 4 of Notes to Consolidated Financial Statements, amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for the US Leasing operations, International Leasing and German operations (the "German Leasing Subsidiary") as discontinued operations. "International Leasing" refers to the Company's former French, Swiss, Austrian, Australian and New Zealand leasing operations. The Company sold the stock of its French, Swiss and Austrian subsidiaries and sold the assets of its Australian and New Zealand operations. Each of the aforementioned transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm.

         Following is summary financial information for the Company's discontinued operations for the three months ended December 31, 2003 and 2002 (in millions):


                                                      Three months ended December 31, 2003
                                                           International  German Leasing
                                                 US Leasing    Leasing      Subsidiary      Total
                                                 ----------    --------     ----------     ------


Revenue                                          $     7       $     1        $    -       $    8
                                                 ==========    ========       =======      ======

Earnings (loss) from discontinued operations:
  Before income taxes                            $    (7)      $     1        $   (6)      $  (12)
  Income taxes                                         -             -             -            -
                                                 ----------    --------       -------      -------
  Net earnings (loss)                            $    (7)      $     1        $   (6)      $  (12)
                                                 ==========    ========       =======      =======



                                                        Three months ended December 31, 2002
                                                            International   German Leasing
                                                 US Leasing    Leasing        Subsidiary      Total
                                                 ----------    --------       ----------     ------


Revenue                                          $     66       $   -          $    39       $  105
                                                 =========     ========        ========      =======

Earnings from discontinued operations:
  Before income taxes                            $     19       $   -          $     3       $   22
  Income taxes                                          -           -                1            1
                                                 ---------     --------        --------      -------
  Net earnings                                   $     19       $   -          $     2       $   21
                                                 =========     ========        ========      =======


4.       Sale of Assets

         US Leasing

         On June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. On August 25, 2003, the Company announced that it had agreed to sell its U.S. information technology leasing business to Bay4 Capital Partners, LLC ("Bay4"). On September 9, 2003, the Company completed the sale to Bay4. Under the terms of the asset purchase agreement, and after completion of the post closing adjustments to the purchase price in October 2003, the Company received approximately $19.4 million in cash, and Bay4 assumed approximately $21.3 million in secured nonrecourse debt to third parties. The Company retained a secured non-recourse interest of approximately $27.3 million in certain other leases. In addition, the Company received a note in the amount of approximately $39.9 million payable primarily from the realization of the residual value of the assets. Furthermore, the note evidences the Company's right to share in the proceeds, if any, realized from the assets beyond the stated amount of the note.

         On September 30, 2003, the Company completed the sale of its Canadian information technology leasing assets to Bay4 Capital Partners, Inc. Under the terms of the asset purchase agreement the Company received approximately 1.6 million Canadian dollars (approximately $1.2 million as of September 30, 2003).

         European IT Leasing

         On October 18, 2002, the Company announced that it had sold Computer Discount GmbH, a leasing subsidiary of Comdisco, Inc. formerly known as Comdisco Austria GmbH, to the Austrian company PH Holding GmbH. Under the terms of the purchase agreement, PH Holding GmbH agreed to pay Euro 7 million (approximately U.S. $8.6 million as of September 30, 2002) for 100 percent of the stated share capital of Computer Discount GmbH. As part of the deal, PH Holding GmbH agreed to continue to oversee the liquidation of Comdisco Ceska Republika S.R.O., a wholly-owned Czech subsidiary of Computer Discount GmbH. On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., formerly known as Comdisco (Switzerland) S.A., a leasing subsidiary of Comdisco Global Holding Company, Inc., to Comprendium Investments S.A., a Swiss company. Pursuant to the terms of the sale agreement, the Company received CHF 13.0 million (approximately U.S. $8.7 million as of September 30, 2002). On October 18, 2002, the Company announced that it, along with Comdisco Global Holding Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the French leasing subsidiaries closed on December 23, 2002 and the Company received the proceeds in the amount of approximately Euro 69 million (U.S. $70 million).

         On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investments S.A., a Swiss company. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately Euro 285 million (approximately $316 million) at closing, and will receive four additional payments totaling up to approximately Euro 38 million over the 42 months following closing, dependent upon specific portfolio performance criteria. The four additional payments are subject to reduction if certain customers exercise contractual termination provisions, the probability of which the Company believes is remote. The first such payment is contractually due on April 29, 2004. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded a charge of $6 million ($1.46 per share) in the first quarter of fiscal 2004 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from a sale or early buy-out.

         For financial reporting purposes, at December 31, 2003, the four additional payments discussed above are included in the balance sheet as assets of discontinued operations and the results of operations of the Company's German Leasing Subsidiary are included in the statement of earnings
(loss) as discontinued operations. The German subsidiary sold to Comprendium Investment (Deutschland) GmbH comprised a majority of the Company's European assets. An adjustment to the estimated fair value of the stock sold was recognized in conjunction with the adoption of fresh-start reporting in July 2002.

         Corporate Asset Management

         On August 4, 2003, the Company announced the completion of the post-closing review of the purchase price calculation for the sale of its Electronics, Laboratory and Scientific, and Healthcare leasing portfolios to GE Capital. The Company received approximately $25 million in the settlement of the purchase price holdbacks. On the same date, the Company also announced that it had agreed to a settlement with GE Capital regarding their future contingent payment obligations on the Electronics equipment leasing business (collectively, the "GE Settlement"). The Company received a single $40 million cash payment and other consideration valued by the Company at approximately $29 million. The other consideration primarily consisted of a participation interest in certain Agere Systems, Inc. ("Agere") lease payments previously purchased by GE Capital. The Company and GE also agreed to a mutual release of substantially all potential indemnification claims under the sale agreements for the Electronics, Laboratory and Scientific, and Healthcare leasing portfolios.

         On January 7, 2004, the Company completed the sale of its participation interest in certain Agere lease payments. The aggregate purchase price was approximately $18 million. Approximately $15 million was received in cash and the remaining $3 million was placed in escrow pending the resolution of post-closing adjustments, if any, to be made over the next year.

         The participation interest was included in the Company's December 31, 2003 and September 30, 2003 balance sheets in receivables at the present value of the minimum payments, or approximately $17 million and $24 million, respectively, and, in a like amount, in deferred income. During the three months ended December 31, 2003, the Company received approximately $7 million in payments with respect to the participation interest. The Company received approximately $2 million in payments in January 2004 prior to the sale. All proceeds related to the participation interest have and will be reflected in the Company's earnings when received.

         The Company completed the sale of its Carlstadt property in November 2003 for approximately $2.2 million of which approximately $1.5 million is in escrow pending resolution of an unrelated New Jersey state tax issue. The Company recorded a $2.2 million gain during the quarter as a result of the sale. The only remaining properties owned by the Company as of the date hereof are a day-care facility adjacent to the Company's headquarters and a former Availability Solutions facility in Eching, Germany. The Company believes the remaining properties have an aggregate fair market value of less than $3 million.


5.       Interest-Bearing Liabilities

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

         On October 21, 2002, the Company redeemed the entire $400 million outstanding principal amount of its Senior Notes. On April 28, 2003, the Company made the final redemption of its Subordinated Notes. The Senior and Subordinated Notes were redeemed at 100% of their principal amount plus accrued and unpaid interest from August 12, 2002 to their respective redemption dates.

         The average daily borrowings outstanding during the three months ended December 31, 2003 were nominal. This compares to average daily borrowings during the three months ended December 31, 2002 of approximately $952 million, with a contractual weighted average interest rate of 8.84%.


6.       Receivables

         Receivables included the following as of December 31, 2003 and September 30, 2003 (in millions):

                                          December 31,          September 30,
                                             2003                   2003
                                          ---------              ---------

Notes                                     $      18              $      27
Accounts                                          8                     17
Other                                             6                      8
                                          ---------              ---------
Total receivables                                32                     52
Allowance for credit losses                      (5)                   (11)
                                          ---------              ---------
Total                                     $      27              $      41
                                          =========              =========


         Notes

         The payments due from Agere are included in the balance sheet in Receivables at the present value of the minimum lease payments, or approximately $17 million and $24 million at December 31, 2003 and September 30, 2003, respectively and, in a like amount, in Deferred Income. As payments are received, the Company records earnings equal in amount to the payment received. See Note 4 of Notes to Consolidated Financial Statements.

         Prior to the Filing, the Company provided loans to privately held venture capital-backed companies in networking, optical networking, software, communications, internet-based and other industries. The Company's loans were generally structured as equipment loans or subordinated loans. Substantially all of the loans were made by Ventures.

         At September 30, 2003, Ventures had notes receivable of approximately $2.6 million. No notes were outstanding as of December 31, 2003. As part of a Ventures note transaction, the Company customarily received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provided current income from interest and fees.

         Accounts

         Accounts receivable represent lease rentals, notes receivable and equipment sales proceeds due but unpaid as of the balance sheet date.

         Other

         Included in other receivables at December 31, 2003 is approximately $1.3 million of estimated recoveries on venture leases currently in default, approximately $2.9 million resulting from a terminated interest rate swap agreement and miscellaneous global receivables of approximately $1.4 million.

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

         Changes in the allowance for credit losses for the three months ended December 31, 2003 and 2002 were as follows (in millions):


                                                  Consolidated                        Ventures
                                          -----------------------------     -------------------------
                                                   December 31,                     December 31,
                                             2003              2002             2003          2002
                                          ----------      -------------     -----------     ---------


Balance at beginning of period            $     11          $    158          $    2       $    110
Provision for credit losses                     (5)               (6)             (5)            (7)
Net credit recoveries
(losses)                                        (1)              (19)              4            (21)
                                          --------          --------          ------       --------
Balance at end of period                  $      5          $    133          $    1       $     82
                                          ========          ========          ======       ========


7.       Equity Securities

         Prior to Filing, the Company provided financing to privately held companies, in networking, optical networking, software, communications, internet-based and other industries through the purchase of equity securities. Substantially all of these investments were made by the Company's Ventures group. For equity investments in privately held companies, which are non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Impairments in equity securities totaled $0 million and $7 million during the three months ended December 31, 2003 and 2002, respectively.

         Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). There were no net or gross realized gains during either the three months ended December 31, 2003 or 2002. Net realized gains are included in other revenue in the consolidated statements of earnings (loss).

         The Company estimated the fair value at September 30, 2003 for equity investments in private companies, including warrants, at approximately $12 million. This estimate took into consideration the following factors: (i) non-binding cash bids received from independent third parties; (ii) management's analysis; and (iii) a limited, independent third party review of the Company's portfolio. The Company is unaware of any developments between September 30, 2003 and December 31, 2003 which would materially impact the Company's estimated fair value for equity investments in private companies. The Company did not sell or adjust the carrying value of its equity investments in private companies during the quarter ended December 31, 2003.

         The Company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. These gains were $1 million during the three months ended December 31, 2003. There were no warrant gains during the three months ended December 31, 2002. These amounts are included in other revenue in the consolidated statements of earnings (loss).

         Ventures' publicly-traded security holdings were as follows (in millions):

                                         Gross          Gross
                                      unrealized      unrealized      Market
                            Cost        gains          losses         value
                        -----------   ----------      ----------     --------

December 31, 2003        $     1       $     8        $    -         $     9
September 30, 2003       $     1       $    11        $    -         $    12


         The decrease in the market value of Ventures' publicly-traded security holdings from $12 million at September 30, 2003 to $9 million at December 31, 2003 is due to changes in the unrealized gain in the Company's holdings of iPass, Inc. ("iPass") common stock from $10 million to $7 million at the respective dates. The Company's practice is to sell its marketable equity securities upon the expiration of the lock-up period. The lock-up period for iPass expired in late January 2004. As of February 9, 2004, the Company had liquidated approximately 83 percent of its holdings in iPass for approximately $6 million.


8.       Stockholders' Equity

         When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of December 31, 2003, the Company had 4,197,100 shares of Common Stock outstanding and 2,900 shares of Common Stock held in treasury.

         All shares of the Predecessor company's common stock were cancelled on August 12, 2002. The Predecessor company's common stockholders were entitled to distributions of CDRs under the Plan if they properly completed a transmittal form and surrendered shares of the Predecessor company's common stock to Mellon Investor Services LLC prior to August 12, 2003. Approximately five hundred thousand CDRs were forfeited because holders of Comdisco, Inc. common stock did not exchange their cancelled shares for CDRs prior to the deadline prescribed in the Plan. More information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in two Bankruptcy Court orders entered in respect of the CDRs (incorporated by reference to Exhibits 99.3 and 99.4 filed with the Company's Quarterly Report on Form 10-Q as filed with the Commission on May 14, 2003).

         From May 2003 to September 30, 2003, the Company distributed approximately $568 million to stockholders in the form of dividends paid on the Company's Common Stock. In December 2003, the Company distributed approximately $50 million to stockholders in the form of a dividend paid on the Company's Common Stock. Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

         Stockholders' equity consists of the following (in millions):

                                                   Additional   Accumulated
                                        Common      paid-in    other compre-   Retained
                                         Stock      capital    hensive income  earnings     Total
------------------------------------- ----------- ------------ --------------- ---------   ---------

Balance at September 30, 2003           $ -         $ 169          $ 13           $  -       $ 182
Net income                                                                          14          14
Translation adjustment                                                1                          1
Change in unrealized gain                                            (3)                        (3)
                                                                                             ------
   Total comprehensive income                                                                   12
Liquidating dividend                                  (36)                         (14)        (50)
                                       -----        ------         -----         ------      ------
Balance at December 31, 2003           $  -         $ 133          $ 11          $   -       $ 144
                                       =====        ======         =====         ======      ======

         Total comprehensive income (loss) consists of the following (in millions):

                                                Three months ended December 31,
                                                      2003             2002
                                               ---------------    -------------

Foreign currency translation adjustments             $      1        $    19

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                       (2)             -
  Reclassification adjustment for gains
   included in earnings before
   income taxes                                            (1)             -
                                                   -----------       ---------
Net unrealized gains (losses), before
   income taxes                                            (3)             -
Income taxes                                                -              -
                                                   -----------       ---------
Net unrealized gains (losses)                              (3)             -
                                                   -----------       ---------
Other comprehensive income (loss)                          (2)             19
Net earnings                                               14               9
                                                   -----------       ---------
Total comprehensive income                           $     12        $     28
                                                   ===========       =========


9.       Other Financial Information

         Legally restricted cash is comprised of the following at December 31, 2003 and September 30, 2003 (in millions):

                                          December 31,      September 30,
                                             2003               2003
                                          ----------         ----------
SunGard escrow                             $    -             $    1
Letter of credit                                -                  3
Incentive compensation escrows                 28                 37
Other                                           1                  1
                                          ----------         ----------
                                           $   29             $   42
                                          ==========         ==========


         In November 2003, the Company and SunGard resolved all disputed matters associated with the SunGard escrow and, as a result, the Company received $763,000. The Company's exposure at September 30, 2003 on the letter of credit was eliminated in November 2003 by the customer prepaying its obligation. The decrease in the incentive compensation escrow is primarily the result of payments, approved by the Board of Directors, made in October and November 2003 under the Company's Bankruptcy Court approved compensation plans.

         Other liabilities consists of the following (in millions):

                                        December 31,    September 30,
                                            2003            2003
                                        -----------     ------------

Accrued compensation                      $   34           $  62
CDRs                                          36              44
Other:
  Customer advances, deposits                  1               7
  Taxes other than income                      -               2
  Accrued professional services                2               1
  Due SunGard                                  1               1
  Other                                        1               1
                                        -----------     ------------
   Total Other                                 5              12
                                        -----------     ------------
                                          $   75           $ 118
                                        ===========     ============

         The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy Court approved compensation plans. The decrease in the accrued compensation liability from $62 million at September 30, 2003 to $34 million at December 31, 2003 is primarily the result of the payments approved by the Board of Directors and made by the Company in October and November 2003 (see Item 11, Bankruptcy Court-Approved Compensation Plans in the Company's Annual Report on Form 10-K for the year ended September 30, 2003).

         From May 2003 to September 2003, the Company made payments to holders of CDRs totaling approximately $18.7 million. In December 2003, the Company made a cash payment of $.0514 per CDR (an aggregate distribution of approximately $7.8 million) to CDR holders. No expense for CDRs was recorded in the three months ended December 31, 2003. Accordingly, the liability for CDRs has decreased from $44 million to $36 million from September 30, 2003 to December 31, 2003, respectively.

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

         The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact equity for financial reporting purposes at December 31, 2003: the estimated fair market value of the remaining properties held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 4 and 6 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

         The remaining estimated Disputed Claims in the bankruptcy estate of Comdisco, Inc. were reduced from $290 million to $289 million as part of the quarterly distribution from the Disputed Claims Reserve, which occurred on February 13, 2004. Two groups of Disputed Claims (related to the Shared Investment Plan and a Ventures compensation plan dispute) represent more than 78 percent of the remaining aggregate estimated amount. The portion of the CDR liability that is based on the resolution of Disputed Claims assumes the entire $289 million of estimated Disputed Claims is allowed. Utilizing the December 31, 2003 assumptions, if the liability had been calculated as if the entire $289 million of estimated Disputed Claims are disallowed, the incremental expense for the quarter ended December 31, 2003 would have been approximately $110 million.

         Gross cash distributions related to general unsecured claims totaled $3.935 billion through February 13, 2004. The distributions funded claims allowed on the initial distribution date and the Disputed Claims
Reserve, where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

         Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through February 13, 2004 of approximately $3.588 billion made to initially allowed claimholders equates to a present value of $3.461 billion. The associated percentage recovery was approximately 95.4 percent as of February 13, 2004.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Recent Developments" for a description of the motion filed by Wells Fargo Financial Leasing, Inc. ("Wells Fargo"). If the Bankruptcy Court reconsiders its disallowance and/or subsequently allows Wells Fargo's claim, in full or in part, then future distributions may be negatively impacted.

         Other assets consists of the following (in millions):

                                  December 31,          September 30,
                                      2003                  2003
                                 -------------          -------------

Deferred costs                   $       -               $    5
Prepaid expenses                         2                    2
Deposits on rent                         1                    1
Other                                    3                    3
                                 -------------          -------------
                                 $       6                   11
                                 =============          =============


10.      Financial Information by Business Segment and Geographic Area

         Following the Company's emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four reportable business groups. These business groups are: (i) US Leasing, which includes leasing operations in the US and Canada and is managed by Comdisco, Inc.; (ii) European IT Leasing, which is managed by Comdisco Global Holding Company, Inc.; (iii) Ventures, which is managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management group. The Company's CAM group is responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff.

         For financial reporting purposes, the assets ($52 million) and liabilities ($4 million) of the Company's US Leasing operations as of December 31, 2003 are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of operations of the Company's US Leasing operations for the all periods presented are included in the statement of earnings (loss) as discontinued operations.

         Historically, the Company evaluated the performance of its business segments based on cash flow from operations, revenues and earnings (loss) before income taxes. As a result of the wind-down of operations, the Company believes that the relevance of the reportable business segment results has significantly diminished since emergence and, accordingly, the Company expects to consolidate business units and cease to report independent business segment results in fiscal 2004.

         Intersegment sales are not significant and all intersegment balances have been eliminated in the summarized financial information presented below. The information for fiscal 2003 has been restated from the prior year's presentation in order to conform to the fiscal 2004 presentation.

         The following table presents cash flow from operations (in millions):

                                        Three months            Three months
                                      ended December 31,      ended December 31,
                                            2003                    2002
                                          --------                ---------

European IT Leasing                       $     27                       (5)
CAM group                                        9                       (4)
Ventures                                         4                       85
Discontinued  operations                         8                      356
                                          --------                 --------
Total                                     $     48                      432
                                          ========                 ========


         The following table presents segment revenues and earnings (loss) before income taxes, excluding the gain (loss) from discontinued operations (in millions):

                                        Three months           Three months
                                      ended December 31,     ended December 31,
                                            2003                    2002
                                          --------                ---------
REVENUES:
European IT Leasing                       $      4                $      10
CAM group                                       40                       37
Ventures                                         2                       48
                                          --------                ---------
                                          $     46                $      95
                                          ========                =========

SEGMENT EARNINGS (LOSS):
European IT Leasing                       $     (1)               $       -
CAM group                                       22                       (9)
Ventures                                         2                       (3)
                                          --------                ---------
                                          $     23                $     (12)
                                          ========                =========


         The following table presents total assets for each of the Company's reportable segments (in millions):

                                    December 31,          September 30,
                                       2003                   2003
                                      -------                -------

European IT Leasing                   $    25                $    27
CAM group                                 155                    196
Ventures                                   25                     37
Assets of discontinued
  operations held for sale:
  US leasing                               52                     69

  Other                                    40                     44
                                      -------                -------
    Total                                  92                    113
                                      -------                -------
Total                                 $   297                $   373
                                      =======                =======


         European IT Leasing assets at December 31, 2003 include $15 million in direct financing leased assets for which the lessee is an affiliate of Cable & Wireless Plc.

         CAM group assets include corporate cash balances of approximately $110 million.

         Other assets of discontinued operations held for sale at December 31, 2003 are principally the present value of the remaining payments due from the sale of the Company's German Leasing Subsidiary (see Note 5 of Notes to Consolidated Financial Statements).

         The following table presents total revenue by geographic location based on the location of the Company's local offices (in millions):

                           Three months ended         Three months ended
                              December 31,               December 31,
                                  2003                       2002
                              ----------                  --------

North America                 $       30                  $     77
Europe                                16                        18
                              ----------                  --------
Total                         $       46                  $     95
                              ==========                  ========


         The following table presents total assets by geographic location based on the location of the Company's local offices (in millions):

                              December 31,              September 30,
                                  2003                       2003
                              ----------                  --------

North America                  $     225                 $     286
Europe                                70                        84
Pacific Rim                            2                         3
                               ---------                 ---------
Total                          $     297                 $     373
                               =========                 =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and with the information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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


General

         Wind-Down of Operations

         Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. The Company's asset base has decreased by approximately 87 percent to $297 million at December 31, 2003 from $2.341 billion at September 30, 2002, and has decreased by 20 percent from $373 million at September 30, 2003. Total revenue and cash flow from operations have decreased by 52 percent and 89 percent, respectively, during the three months ended December 31, 2003 as compared to the prior year period. The Company expects total revenue and net cash flow from operations to continue to decrease until the wind-down of its operations is completed; however, the Company cannot accurately predict the net amount to be realized, or the timing of such realization, from the continued monetization of its assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

         The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of February 9, 2004, the Company had a total of 66 employees, a decrease of approximately 90 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. On January 6, 2004, the Bankruptcy Court approved an order granting authority for the Company to migrate from its legacy mainframe-based information system to a simplified, alternative information system during fiscal 2004. Further, the Company plans to consolidate its management structure into a single business unit during fiscal 2004.

         On February 17, 2004, the Company expects to file a motion with the Bankruptcy Court for an order in furtherance of the Plan seeking authority to appoint a disbursing agent, prior to August 12, 2004, to fulfill the roles of the Board of Directors and executive officers of the Company, to file a certificate of dissolution and to take such other measures as are necessary to complete the administration of the reorganized debtors' Plan and chapter 11 cases. The Company will furnish the motion to the SEC with a Current Report on Form 8-K pursuant to Item 9 when the motion is filed with the Bankruptcy Court.

         Overview

         Bankruptcy: On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries voluntarily filed for bankruptcy. Prior to the bankruptcy, Comdisco, Inc. provided technology services worldwide to help its customers maximize technology functionality, predictability and availability, while freeing them from the complexity of managing their technology. Comdisco, Inc. leased information technology equipment to a variety of industries and more specialized equipment to key vertical industries, including semiconductor manufacturing and electronic assembly, healthcare, telecommunications, pharmaceutical, biotechnology and manufacturing. Through its Ventures group, Comdisco, Inc. provided equipment leasing and other financing and services to venture capital-backed companies.

         Emergence from Bankruptcy: Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc. In addition, the Company's operations were reorganized into four reportable business groups: US Leasing; European IT Leasing; the Corporate Asset Management group ("CAM group"); and Ventures.

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

         The Company's revenues are generated by the Company's existing lease base, by sales of equipment from inventory or from off-lease sales and, for the quarter ended December 31, 2003, from its participation interest in certain Agere lease payments and the sale of its property in Carlstadt, New Jersey. As a global company, the Company's revenues are denominated in multiple currencies and may be significantly impacted by currency exchange-rate fluctuations. The strengthening of various currencies versus the U.S. dollar, particularly the Euro and Canadian currencies, resulted in favorable currency translation and increased reported revenues, particularly in the three months ended December 31, 2002. Because of the Company's declining assets, revenue has declined significantly in the current year period compared to the year earlier period and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily depreciation of leased equipment, cost of equipment sold, CDRs, and selling, general and administrative expense (including legal costs associated with litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of the expense associated with the liability for CDRs.

         All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Dividends paid on Common Stock and payments to CDR holders were $50 million and $8 million, respectively, in the three months ended December 31, 2003. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

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

         The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two assets which did not impact equity for financial reporting purposes at December 31, 2003: the estimated fair market value of the remaining properties held for sale; and the participation interest in certain lease rental payments due from Agere. See Notes 4 and 6 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

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

         Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of December 31, 2003 and September 30, 2003, the consolidated balances as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

Recent Developments

         On November 26, 2003, the Company filed a motion with the Bankruptcy Court seeking authority to migrate from its legacy mainframe-based information system to a simplified, alternative information system. After a hearing on December 18, 2003, the Bankruptcy Court on January 6, 2004 entered an order granting the authority for such migration subject to certain conditions pertinent to ongoing litigation and existing discovery requests. Pursuant to the authority granted by the Bankruptcy Court, the Company is implementing its information systems migration strategy.

         On December 24, 2003, Wells Fargo Financial Leasing, Inc. ("Wells Fargo") filed a motion with the Bankruptcy Court seeking reconsideration of the Bankruptcy Court's order of July 31, 2002 disallowing Wells Fargo's contingent and unliquidated claim against Comdisco, Inc. The basis for the request for reconsideration is the alleged recent discovery of evidence of alleged fraud, and the alleged breach of an Indemnity Agreement by Comdisco, Inc. Wells Fargo is seeking to assert a claim in the estate for $116.2 million. Wells Fargo has also asked that no further distributions be made to general unsecured creditors pending a determination of its motion unless an adequate reserve exists for the payment of its claim.

         On January 22, 2004, the Bankruptcy Court held a hearing on the Wells Fargo motion after which it took the matter of reconsideration under advisement. The Court informed the parties that it would rule by the February 26, 2004 Omnibus Hearing. The Company is vigorously contesting any reconsideration by the Bankruptcy Court and denies the occurrence of any such fraud or breach by Comdisco, Inc. However, if the Bankruptcy Court reconsiders its disallowance and/or subsequently allows Wells Fargo's claim, in full or in part, then future distributions may be negatively impacted.

         On January 7, 2004, the Company completed the sale of its participation interest in certain Agere lease payments. The aggregate purchase price was approximately $18 million. Approximately $15 million was received in cash and the remaining $3 million was placed in escrow pending the resolution of post-closing adjustments, if any, to be made over the next year. The participation interest was included in Comdisco's December 31, 2003 and September 30, 2003 balance sheets in receivables at the present value of the minimum payments, or approximately $17 million and $24 million, respectively, and, in a like amount, in deferred income. During the three months ended December 31, 2003, the Company received approximately $7 million in payments with respect to the participation interest. The Company received approximately $2 million in payments in January 2004 prior to the sale. All proceeds related to the participation interest have been and will be reflected in Comdisco's earnings when received.

         As of February 9, 2004, the Company had liquidated approximately 83 percent of its holdings in iPass for approximately $6 million (see Note 7 of Notes to Consolidated Financial Statements).

         On February 13, 2004, the Company announced a cash payment of $.0187 per CDR payable March 4, 2004 to CDR holders of record on February 23, 2004. The aggregate payment of approximately $2.8 million is primarily an incremental payment related to the amended present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. disclosed in a Form 8-K/A filed with the SEC on December 16, 2003.

         On February 17, 2004, the Company expects to file a motion with the Bankruptcy Court for an order in furtherance of the Plan seeking authority to appoint a disbursing agent, prior to August 12, 2004, to fulfill the roles of the Board of Directors and executive officers of the Company, to file a certificate of dissolution and to take such other measures as are necessary to complete the administration of the reorganized debtors' Plan and chapter 11 cases. The Company will furnish the motion to the SEC with a Current Report on Form 8-K pursuant to Item 9 when the motion is filed with the Bankruptcy Court.

Results of Operations

         Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2003 consolidated financial statements.


Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

         Total Revenue

         Total revenue decreased 52 percent to $46 million for the three months ended December 31, 2003 from $95 million for the three months ended December 31, 2002. The decrease is due to lower revenues from all of the Company's operations. Since September 30, 2002, the Company has monetized a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). Furthermore, the Company's business purpose is limited to selling, collecting, or otherwise reducing to money in an orderly manner the remaining assets of the Company. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets. Accordingly, the Company expects continued declines in total revenue throughout fiscal 2004 as its asset base continues to decline.

         Additional revenue information for each of the three remaining business segments: European IT Leasing, Ventures and CAM group, is set forth below (the Company's US Leasing segment was discontinued in fiscal 2003-see Notes 3 and 4 of Notes to Consolidated Financial Statements).

         Total Leasing Revenue

         Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 84 percent to $9 million for the three months ended December 31, 2003 from $56 million for the three months ended December 31, 2002. The decrease is primarily due to the continued orderly run-off of the lease base, the absence of any new business volume and the sale of leased assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing revenue from European IT Leasing operations decreased 67 percent to $2 million for the three months ended December 31, 2003. Total leasing revenue from CAM group decreased 40 percent to $6 million for the three months ended December 31, 2003. Total leasing revenue from Ventures operations decreased 98 percent to $1 million for the three months ended December 31, 2003.

         Sales Revenue

         The Company generates sales revenue from two sources: (a) the sale of equipment from its inventory; and (b) the sale of equipment to the lessee either at original lease termination or during the original lease. Given the Company's limited business purpose, it conducts these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales increased 40 percent to $21 million for the three months ended December 31, 2003 from $15 million for the three months ended December 31, 2002. European IT Leasing sales revenue was nominal for the three months ended December 31, 2003 compared to $4 million for the three months ended December 31, 2002. CAM group sales revenue increased 186 percent to $20 million for the three months ended December 31, 2003 from $7 million for the three months ended December 31, 2002. These sales are primarily electronics equipment from inventory and from the sale of equipment to the lessee prior to original lease termination. Ventures sales revenue decreased 75 percent to $1 million for the three months ended December 31, 2003 from $4 million for the three months ended December 31, 2002.

         Technology Services Revenue

         Revenues from technology services were $1 million and $5 million for the three months ended December 31, 2003 and 2002, respectively.

         Agere lease participation payment

         During the three months ended December 31, 2003, the Company recorded $7 million of revenue from its interest in certain lease rental payments from Agere. See "Recent Developments" and Notes 4 and 6 of Notes to Consolidated Financial Statements for information on the Agere lease participation payment.

         Sale of properties

         The Company completed the sale of its Carlstadt building in November 2003 for approximately $2.2 million of which approximately $1.5 million is in escrow pending resolution of an unrelated New Jersey state tax issue. See Note 4 of Notes to Consolidated Financial Statements for additional information about the property sales.

         Foreign exchange gain

         Foreign exchange gain of approximately $1 million is due to the strengthening of the Euro and Canadian dollar compared to the U.S. dollar during the three months ended December 31, 2003. Transaction gains and losses arise from the impact of exchange rate fluctuations on transactions denominated in a currency other than the functional currency.

         Other Revenue

         Other revenue decreased 17 percent to $5 million for the three months ended December 31, 2003 from $6 million for the three months ended December 31, 2002. The components of other revenue were as follows (in millions):

                                       Three months ended
                                          December 31,
                                       2003           2002
                                      ------         ------

Sale of equity holdings               $    1         $    -
Interest income on notes                   -              4
Investment income                          1              1
Other                                      3              1
                                      ------         ------
Total other revenue                   $    5         $    6
                                      ======         ======


         Interest income on notes was nominal in the current quarter compared to $4 million for the three months ended December 31, 2002. The decrease is primarily due to the declining number and amount of notes receivable.

         Total Costs and Expenses

         Total operating costs and expenses decreased 79 percent to $23 million for the three months ended December 31, 2003 from $107 million for the three months ended December 31, 2002. The Company expects total costs and expenses to continue to decline throughout fiscal 2004, as compared to fiscal 2003, as a result of continued declines in assets and the consolidation of its management structure into a single business unit, subject to volatility in the amount of the expense associated with the liability for CDRs.

         Additional cost and expense information for each of the business segments is set forth below.

         Total Leasing Costs and Expenses

         Total leasing costs and expenses decreased 90 percent to $5 million for the three months ended December 31, 2003 from $49 million for the three months ended December 31, 2002. Total leasing costs and expenses is comprised of two components: (i) operating lease costs and expenses and (ii) sales-type lease costs and expenses. Operating and sales-type lease costs declined in all business segments in the current year period compared to the prior year period. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing costs and expenses from European IT Leasing operations decreased 33 percent to $2 million for the three months ended December 31, 2003 from $3 million for the three months ended December 31, 2002. Total leasing costs and expenses from CAM group decreased 63 percent to $3 million for three months ended December 31, 2003 from $8 million for the three months ended December 31, 2002. Total leasing costs and expenses from Ventures were nominal for the three months ended December 31, 2003 compared to $38 million for the three months ended December 31, 2002.

         Sales Costs and Expenses

         Sales costs and expenses increased 55 percent to $17 million for the three months ended December 31, 2003 from $11 million for the three months ended December 31, 2002. The increase in the current year period compared to the prior year period is due to increased sales by CAM group. European IT Leasing sales costs and expenses decreased 67 percent to $1 million for the three months ended December 31, 2003 from $3 million for the three months ended December 31, 2002. CAM group sales costs and expenses increased 88 percent to $15 million for the three months ended December 31, 2003 from $8 million for three months ended December 31, 2002. Ventures sales costs and expenses were $1 million for the three months ended December 31, 2003. During the prior year period, Ventures did not realize any sales costs and expenses.

         Technology Services Costs and Expenses

         Services costs were $1 million and $4 million for the three months ended December 31, 2003 and 2002, respectively.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 72 percent to $5 million for the three months ended December 31, 2003 from $18 million for the three months ended December 31, 2002. The following table summarizes selling, general and administrative expenses (in millions):

                                               Three months ended
                                                  December 31,
                                              2003             2002
                                         ---------------  ---------------

Compensation and benefits                     $    1         $    9
Outside professional services                      3              9
Other expenses                                     1              -
                                         ---------------  ---------------
                                              $    5         $   18
                                         ===============  ===============


         The decrease in compensation and benefits in the current year compared to the year earlier period reflects the continued reduction in personnel.

         Contingent Distribution Rights

         The Company recorded no expense associated with the liability for CDRs in the three months ended December 31, 2003, compared to $6 million for the three months ended December 31, 2002. See Critical Accounting Policies and Contingent Distribution Rights for a discussion of the CDR liability.

         Write-down of Equity Securities

         There was no charge for write-down of equity securities for the three months ended December 31, 2003 compared to $7 million for the three months ended December 31, 2002. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

         Bad Debt Expense

         Bad debt expense was $(5) million for the three months ended December 31, 2003 and $(6) million for the three months ended December 31, 2002. The negative provisions are primarily due to better than anticipated collection results during the three months ended December 31, 2003 and 2002 on the Company's assets, improving market and economic conditions (including continued low interest rates) and management's estimate of the reserves necessary for the Company's remaining assets as of December 31, 2003 (See Note 6 of Notes to Consolidated Financial Statements).

         Interest Expense

         Interest expense was nominal during the three months ended December 31, 2003 compared to $18 million for the three months ended December 31, 2002. The decrease in the current year period compared to the year earlier period is primarily due to lower average daily borrowings during the current year period.

         Income Taxes

         The Company recorded an income tax benefit of approximately $3 million as a result of the utilization of the Company's deferred tax assets.

         In October 2003, the Company's United Kingdom subsidiary received a tax refund of approximately GBP 15 million relating to the 2002 tax year. The UK Inland Revenue has one year to challenge and propose any adjustments to this refund. The Company expects to recognize any benefit of this refund when Inland Revenue completes its review. The Company's liability for income taxes increased from $29 million at September 30, 2003 to $52 million at December 31, 2003 primarily as a result of this refund, offset by the benefit recorded of approximately $3 million.

         Net Earnings (Loss) from Continuing Operations

         The net earnings from continuing operations were $26 million for the three months ended December 31, 2003, or $6.24 per share-diluted, compared to a net loss of $12 million for the three months ended December 31, 2002, or $2.77 per share-diluted.

         Discontinued Operations

         Net loss from discontinued operations was $12 million, or $2.95 per share-diluted, for the three months ended December 31, 2003 compared to net earnings of $21 million, or $4.86 per share-diluted, for the three months ended December 31, 2002.

     o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. The results of operations for this business segment have been classified as discontinued operations and prior year periods have been restated. Revenue was $7 million during the three months ended December 31, 2003 compared to $66 million during the three months ended December 31, 2002. Costs and expenses for US Leasing were $14 million during the three months ended December 31, 2003 compared to $47 million during the three months ended December 31, 2002. The net loss for US Leasing was $7 million for the three months ended December 31, 2003 compared to net earnings of $19 million for the three months ended December 31, 2002. See Notes 5 and 10 of Notes to Consolidated Financial Statements for a description of the Company's US Leasing assets as of December 31, 2003.

     o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. During the three months ended December 31, 2003, the Company recorded a $6 million charge against the note receivable balance due from the sale (see Note 4 of Notes to Consolidated Financial Statements). Revenue was $39 million for the three months ended December 31, 2002. Costs and expenses for these operations were $36 million for the three months ended December 31, 2002. Net loss was $6 million for the three months ended December 31, 2003 compared to net earnings of $2 million for the three months ended December 31, 2002.

     o International Leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy Court on April 18, 2002. The financial results of these operations have been classified as discontinued operations and prior year periods have been restated. During the three months ended December 31, 2003, revenues were $1 million. The revenues relate to foreign exchange gains and are noncash. Revenues and cost and expenses were immaterial during the three months ended December 31, 2002.

         Net Earnings (Loss)

         Net earnings were $14 million, or $3.29 per share-diluted, for the three months ended December 31, 2003 compared to net earnings of $9 million, or $2.09 per share-diluted, for the three months ended December 31, 2002.

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

         At December 31, 2003, the Company had unrestricted cash and cash equivalents of approximately $102 million, an increase of approximately $5 million compared to September 30, 2003. Net cash provided by operating activities for the three months ended December 31, 2003 was $48 million. Net cash used in investing activities of $3 million for the three months ended December 31, 2003 was primarily related to tax payments.

         The Company's operating activities during the three months ended December 31, 2003, including minimal capital expenditures, were funded by cash flows from operations (primarily lease and sale receipts). During the three months ended December 31, 2003, the Company received approximately $7 million in payments with respect to the participation interest in certain Agere lease payments and approximately $1 million from the sale of its Carlstadt facility. The Company's cash expenditures are primarily operating expenses (principally compensation and professional services), dividends and payments to CDR holders.

         The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of February 9, 2004, the Company's unrestricted cash balances exceeded $130 million. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

         The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, timely payment by its customers, global economic conditions and controlling operating costs and expenses.

         Dividends

         In December 2003, the Company distributed approximately $50 million in the form of a dividend to stockholders paid on the Company's Common Stock. Comdisco intends to treat this dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

         Contingent Distribution Rights

         For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

         In December 2003, the Company distributed a cash payment of $.0514 per CDR (an aggregate distribution of approximately $7.8 million) to CDR holders of record on December 1, 2003.

         On February 13, 2004, the Company announced a cash payment of $.0187 per CDR payable March 4, 2004 to CDR holders of record on February 23, 2004. The aggregate payment of approximately $2.8 million is primarily an incremental payment related to the amended present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. disclosed in a Form 8-K/A filed with the SEC on December 16, 2003.

         Gross cash distributions related to general unsecured claims totaled $3.935 billion through February 13, 2004. The distributions funded claims allowed on the initial distribution date and the Disputed Claims
Reserve, where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

         Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through February 13, 2004 of approximately $3.588 billion made to initially allowed claimholders equates to a present value of $3.461 billion. The associated percentage recovery was approximately 95.4 percent as of February 13, 2004.

         See Critical Accounting Policies and Note 9 of Notes to Consolidated Financial Statements for a further discussion of CDRs and the methodology for estimating the CDR liability. See Recent Developments for a discussion of the Wells Fargo claim and its potential negative impact on future distributions. See also Risk Factors--Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights and Impact of Reconsideration and/or Allowance of Newly Filed Claims, Late Filed Claims or Previously Disallowed Claims.

Risk Factors Relating to the Company

         The following risk factors and other information included in this quarterly report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones the Company confronts. Additional risks and uncertainties not presently known or currently deemed immaterial also may impair the Company's business operations and the implementation of the Plan. If any of the following risks actually occurs, the Company's business, financial condition, operating results and the implementation of the Plan could be materially adversely affected.

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

         Impact of Reconsideration and/or Allowance of Newly Filed Claims, Late Filed Claims or Previously Disallowed Claims

         The reconsideration and/or allowance by the Bankruptcy Court of newly filed claims, late filed claims, or previously disallowed claims, in full or in part, may negatively impact future distributions.

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

         Company Exposed to Asset Concentration Risk

         The Company's asset concentrations expose the Company to additional risk in that the inability of the obligor to meet its obligations to the Company could significantly negatively impact the Company's future cash flow.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change during the three months ended December 31, 2003 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the changes in unrealized gains in the Company's holdings of iPass common stock.


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

Internal Controls Over Financial Reporting

         During the fiscal quarter to which this report relates, the Company reengineered its business processes to be consistent with a more simplified alternative information system. Management documented and tested key process workflows and related internal controls. The results of these assessments evidenced that there have not been any changes to the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

                                    PART II
                               OTHER INFORMATION
                               -----------------

ITEM 1.      LEGAL PROCEEDINGS

                  None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.      OTHER INFORMATION

                  None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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


(b) Reports on Form 8-K

         Since the beginning of the first quarter of fiscal 2004, the Company filed the following current reports on Form 8-K:

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

         On December 16, 2003, the Company filed a Current Report on Form 8-K/A announcing the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. was approximately $3.461 billion (not the $3.449 billion as previously reported and as utilized in determining the cash payment of $.0514 per contingent distribution right paid on December 11, 2003). This increase in the present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. entitles holders of CDRs to receive an incremental cash payment of approximately $2.8 million, or approximately $0.018 per CDR.

         On December 24, 2003, the Company filed a Current Report on Form 8-K, dated December 23, 2003. Pursuant to Item 12 of its Report, the Company reported that it had issued a press release on December 23, 2003 announcing its financial results for its fiscal year ended September 30, 2003. The Report furnished the press release as an exhibit pursuant to Item 12.

         On January 8, 2004, the Company filed a Current Report on Form 8-K, dated January 7, 2004. Pursuant to Items 9 and 12 of its Report, the Company reported that it had issued a press release on January 7, 2004 announcing the sale to Marathon Structured Finance Fund, Ltd. of the Company's participation interest in certain Agere Systems, Inc. lease payments. The Report furnished the press release as an exhibit pursuant to Item 12.

         On February 13, 2004, the Company filed a Current Report on Form 8-K, dated February 13, 2004. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on February 13, 2004 announcing a cash payment of $.0187 per right on its CDRs, payable on March 4, 2004 to CDR holders of record on February 23, 2004. The aggregate payment of approximately $2.8 million is primarily an incremental payment related to the amended present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. disclosed in a Form 8-K/A filed with the SEC on December 16, 2003. The Report added the press release as an exhibit pursuant to Item 7.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMDISCO HOLDING COMPANY, INC.


Dated: February 17, 2004                 By: /s/ David S. Reynolds
                                             --------------------------
                                         Name:   David S. Reynolds
                                         Title:  Senior Vice President
                                                 and Controller
                                                 (Principal Financial Officer)