Form 10-Q
period 2004-03-31
COMDISCO HOLDING CO INC
filed 2004-05-14
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2004

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,197,100 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on May 10, 2004.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION........................................... 3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings (Loss) -- Three and six months ended
   March 31, 2004 and 2003 (Unaudited)....................................... 4

   Consolidated Balance Sheets -- March 31, 2004 (Unaudited) and
   September 30, 2003 (Audited).............................................. 5

   Consolidated Statements of Cash Flows -- Six months ended March 31, 2004 and 2003 (Unaudited)...................................................... 6

   Notes to Consolidated Financial Statements (Unaudited).................... 8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................20

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 38

  Item 4.   Controls and Procedures......................................... 38

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 39

  Item 2.   Changes in Securities and Use of Proceeds....................... 39

  Item 3.   Defaults Upon Senior Securities................................. 39

  Item 4.   Submission of Matters to a Vote of Security Holders............. 39

  Item 5.   Other Information............................................... 39

  Item 6.   Exhibits and Reports on Form 8-K................................ 39

SIGNATURES.................................................................. 42

                                             PART I
                                      FINANCIAL INFORMATION
                                      ---------------------
Forward-Looking Statements

     This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission (the "SEC") and written and oral statements made by the Company's officers and directors to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe,"
"expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, realization of value from our equity investments, recoveries on amounts written off in prior periods, claims resolution under the Plan (as defined below), cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

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


ITEM 1. FINANCIAL STATEMENTS


     THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S PLAN OF REORGANIZATION (THE "PLAN") AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE
PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE.

     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

     On April 15, 2004, the Bankruptcy court entered an order (the "Order") granting the motion (the "Motion") that was filed on February 17, 2004 by the Company in furtherance of the Plan. The Company furnished a copy of the Motion to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of the Company's common stock and contingent distribution rights ("CDRs"), holders of disputed claims remaining in the bankruptcy and certain other interested parties. As proposed in the Motion and as authorized by the Order, the Company will appoint a disbursing agent, prior to August 12, 2004, to fulfill the roles of the Board of Directors and executive officers of the Company, file a certificate of dissolution and take such other measures as are necessary to complete the administration of the reorganized debtors' Plan and chapter 11 cases. The filing of the certificate of dissolution with the Secretary of State of the State of Delaware, which will occur prior to August 12, 2004, will formally extinguish the Company's corporate existence with the State of Delaware except for the purpose of completing the wind-down contemplated by the Plan.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)


                                                              Three months ended   Six months ended
                                                                    March  31,         March 31,
                                                                 ------  ------    ------    ------
                                                                   2004    2003      2004      2003
                                                                 ------  ------    ------    ------
Revenue
Leasing
     Operating                                                   $    5  $   38    $   12    $   91
     Direct financing                                                 -       1         1         2
     Sales-type                                                       -       1         1         3
                                                                 ------  ------    ------    ------
        Total leasing                                                 5      40        14        96

Sales                                                                 4      17        25        31
Technology services                                                   -       5         1        10
Agere lease participation payment                                    17       -        24         -
Sale of properties                                                    3       -         5         -
Foreign exchange gain                                                 -       2         1        14
Other                                                                 7       4        10        11
                                                                 ------  ------    ------    ------
        Total revenue                                                36      68        80       162
                                                                 ------  ------    ------    ------
Costs and expenses
Leasing
     Operating                                                        2      29         6        77
     Sales-type                                                       -       1         1         2
                                                                 ------  ------    ------    ------
        Total leasing                                                 2      30         7        79

Sales                                                                 -      24        17        35
Technology services                                                   -       2         1         6
Selling, general and administrative                                  14      19        19        36
Contingent distribution rights                                        1      10         1        16
Write-down of equity securities                                       -       1         -         8
Bad debt expense                                                     (3)    (40)       (8)      (46)
Interest                                                              -       6         -        25
                                                                 ------  ------    ------    ------
     Total costs and expenses                                        14      52        37       159
                                                                 ------  ------    ------    ------
Earnings from continuing operations before income
  taxes (benefit)                                                    22      16        43         3
Income taxes (benefit)                                               (4)      -        (8)        -
                                                                 ------  ------    ------    ------
Earnings from continuing operations                                  26      16        51         3
Earnings (loss) from discontinued operations, net of
tax                                                                  (8)     21       (19)       42
                                                                 ------  ------    ------    ------
Net earnings                                                     $   18  $   37    $   32    $   45
                                                                 ======  ======    ======    ======

Basic earnings (loss) per common share:

  Earnings from continuing operations                            $ 6.00  $ 3.64    $12.16    $ 0.88
  Earnings (loss) from discontinued operations                    (1.80)   5.03     (4.67)     9.88
                                                                 ------  ------    ------    ------
  Net earnings                                                   $ 4.20  $ 8.67    $ 7.49    $10.76
                                                                 ======  ======    ======    ======
Diluted earnings (loss) per common share:

  Earnings from continuing operations                            $ 6.00  $ 3.64    $12.16    $ 0.88
  Earnings (loss) from discontinued operations                    (1.80)   5.03     (4.67)     9.88
                                                                 ------  ------    ------    ------
  Net earnings                                                   $ 4.20  $ 8.67    $ 7.49    $10.76
                                                                 ======  ======    ======    ======
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                   March 31,     September 30,
                                                     2004              2003
                                                 -----------      -----------
ASSETS
Cash and cash equivalents                        $       177      $        97
Cash - legally restricted                                 29               42
Receivables, net                                          13               41
Inventory of equipment                                     -                9
Leased assets:
  Direct financing and sales-type                         18               26
  Operating (net of accumulated depreciation)              4               16
                                                 -----------      -----------
    Net leased assets                                     22               42

Equity securities                                          7               18
Assets of discontinued operations                         35              113
Other assets                                               4               11
                                                 -----------      -----------
                                                 $       287      $       373
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                 $         1      $         6
Accrued income taxes                                      46               29
Liabilities related to assets of
 discontinued operations                                   3               11
Deferred income                                            4               27
Other liabilities:
  Accrued compensation                                    39               62
  Contingent distribution rights                          34               44
  Other                                                    6               12
                                                 -----------      -----------
   Total other liabilities                                79              118
                                                 -----------      -----------
                                                         133              191
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares.
   4,197,100 shares outstanding at
   March 31, 2004 and September 30, 2003                   -                -
  Additional paid-in capital                             133              169
  Accumulated other comprehensive income                   3               13
  Retained earnings                                       18                -
  Common stock held in treasury, at cost; 2,900
   shares at March 31, 2004 and
   September 30, 2003                                      -                -
                                                 -----------      -----------
      Total stockholders' equity                         154              182
                                                 -----------      -----------
                                                 $       287      $       373
                                                 ===========      ===========


See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the six months ended March 31, 2004 and 2003
                                                               2004        2003
                                                               ----        ----
Cash flows from operating activities:
   Operating lease and other leasing receipts                  $ 28        $135
   Lease portfolio sales                                          -           7
   Sales of equipment                                            26          30
   Sales costs                                                    -          (2)
   Technology services receipts                                   1          11
   Technology services costs                                      -          (1)
   Note receivable receipts                                       1          58
   Warrant proceeds                                               8           2
   Other revenue                                                 31          17
   Selling, general and administrative expenses                 (40)        (29)
   Contingent distribution rights payments                      (11)          -
   Interest                                                       -         (36)
   Income taxes                                                  22         (20)
                                                               ----        ----
     Net cash provided by continuing operations                  66         172
     Net cash provided by discontinued operations                59         555
                                                               ----        ----
     Net cash provided by operating activities                  125         727
                                                               ----        ----

Cash flows from investing activities:
   Equipment purchased for leasing                               (1)         (5)
   Notes receivable                                               -          (1)
   Equipment purchased for leasing by discontinued operations    (1)        (26)
   Other                                                         (1)          -
                                                               ----        ----
     Net cash used in investing activities                       (3)        (32)
                                                               ----        ----
Cash flows from financing activities:
   Cash used by discontinued operations                          (4)       (137)
   Net decrease in notes and term notes payable                   -        (525)
   Maturities and repurchases of senior notes                     -        (400)
   Dividends paid on Common Stock                               (50)          -
   Decrease in legally restricted cash                           13           6
   Other                                                         (1)        (30)
                                                               ----        ----
     Net cash used in financing activities                      (42)     (1,086)
                                                               ----        ----

Net increase (decrease) in cash and cash equivalents             80        (391)
Cash and cash equivalents at beginning of period                 97         546
                                                               ----        ----
Cash and cash equivalents at end of period                     $177        $155
                                                               ====        ====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the six months ended March 31, 2004 and 2003

                                                               2004        2003
                                                               ----        ----
Reconciliation of earnings from
 continuing operations to net cash provided by operating activities:

Earnings from continuing operations                            $ 51       $   3

Adjustments to reconcile earnings from
 continuing operations to net cash provided by operating activities:

    Leasing costs, primarily depreciation and
     amortization                                                 7          79
    Leasing revenue, primarily principal portion
     of direct financing and sales-type lease rentals            15          39
    Cost of sales                                                16          33
    Technology services costs, primarily
       depreciation and amortization                              1           5
    Interest                                                      -         (11)
    Income taxes                                                 15         (21)
    Principal portion of notes receivable                         -          58
    Selling, general, and administrative expenses               (31)        (39)
    Contingent distribution rights                                2          16
    Lease portfolio sales                                         -           7
    Other, net                                                  (10)          3
                                                               ----        ----
          Net cash provided by continuing operations             66         172
          Net cash provided by discontinued operations           59         555
                                                               ----        ----
          Net cash provided by operating activities            $125        $727
                                                               ====        ====





See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           March 31, 2004 and 2003

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

1.     Reorganization

     On July 16, 2001, Comdisco, Inc. ("Predecessor") and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the Bankruptcy court) (consolidated case number 01-24795) (the "Filing"). Comdisco Holding Company, Inc., as the successor company ("Successor") to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002 (the "Effective Date"). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

     Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which became responsible for the management of the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which became responsible for the management of the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (which became a direct wholly-owned subsidiary of Comdisco, Inc.), which became responsible for the management of the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management group ("CAM group") became responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism became a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc. On February 26, 2004, the Bankruptcy court entered an order closing the fully administered Prism cases effective March 5, 2004.

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


2.        Basis of Presentation

     In this quarterly report on Form 10-Q, references to "the Company," " Comdisco Holding," "we," "us" and "our" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco Global Holding Company, Inc., Comdisco, Inc., Comdisco Domestic Holding Company, Inc. and the former Comdisco Ventures, Inc., and its predecessors, except in each case where the context indicates otherwise. References to "Comdisco, Inc." mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

     Due to the Company's reorganization and implementation of fresh-start reporting effective on July 31, 2002, the consolidated financial statements for the Successor company, presented herein, are not comparable to those of the Predecessor company presented in filings with the SEC for periods prior to July 31, 2002.

     Certain reclassifications, including those for discontinued operations, have been made in the 2003 financial statements to conform to the 2004 presentation.


3.       Discontinued Operations

     Because of the sale of assets described in Note 4 of Notes to Consolidated Financial Statements, amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for the US Leasing operations, International Leasing and German leasing operations (the "German Leasing Subsidiary") as discontinued operations. "International Leasing" refers to the Company's former French, Swiss, Austrian, Australian and New Zealand leasing operations. The Company sold the stock of its French, Swiss and Austrian subsidiaries and sold the assets of its Australian and New Zealand operations. Each of the aforementioned transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm.

     Following is summary financial information for the Company's discontinued operations for the three and six months ended March 31, 2004 and 2003 (in millions):


                                              Three months ended March 31, 2004              Six months ended March 31, 2004
                                                                    German                                          German
                                                     International  Leasing                         International   Leasing
                                          US Leasing    Leasing    Subsidiary  Total     US Leasing    Leasing    Subsidiary  Total
                                          ----------    -------   -----------  -----     ----------    -------    ----------  -----
Revenue                                   $        2    $     -   $        1   $   3     $        9    $     1    $        2  $  12
                                          ==========    =======   ==========   =====     ==========    =======    ==========  =====

Earnings (loss) from discontinued
    operations:
  Before income taxes                     $       (7)   $     -   $       (1)  $  (8)    $      (14)   $     1    $       (6) $ (19)
  Income taxes                                    -           -            -       -              -          -             -      -
                                          ----------    --------  ----------   -----     ----------    -------    ----------  -----
  Net earnings (loss)                     $       (7)   $     -   $       (1)  $  (8)    $      (14)   $     1    $       (6) $ (19)
                                          ==========    ========  ==========   =====     ==========    =======    ==========  =====

                                      -9-

                                              Three months ended March 31, 2003              Six months ended March 31, 2003
                                                                     German                                        German
                                                     International   Leasing                        International  Leasing
                                         US Leasing     Leasing    Subsidiary  Total     US Leasing    Leasing    Subsidary    Total
                                         ----------     -------    ----------  -----     ----------    -------    ---------    -----
Revenue                                  $       49     $     -    $       42  $  91     $      115    $     -    $      81    $ 196
                                         ==========     =======    ==========  =====     ==========    =======    =========    =====

Earnings from discontinued
    operations:
  Before income taxes                    $       15     $     -    $        8  $  23     $       34    $     -    $      11    $  45
  Income taxes                                    -           -             2      2              -          -            3        3
                                         ----------     -------    ----------  -----     ----------    -------    ---------    -----
  Net earnings                           $       15     $     -    $        6  $  21     $       34    $     -    $       8    $  42
                                         ==========     =======    ==========  =====     ==========    =======    =========    =====




4.       Sale of Assets

         US Leasing

     On June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. On August 25, 2003, the Company announced that it had agreed to sell its U.S. information technology leasing business to Bay4 Capital Partners, LLC ("Bay4"). On September 9, 2003, the Company completed the sale to Bay4. Under the terms of the asset purchase agreement, and after completion of the post closing adjustments to the purchase price in October 2003, the Company received approximately $19.4 million in cash, and Bay4 assumed approximately $21.3 million in secured nonrecourse debt to third parties. The Company retained a secured non-recourse interest of approximately $27.3 million in certain other leases. In addition, the Company received a note in the amount of approximately $39.9 million payable primarily from the realization of the residual value of the assets (the "residual note"). Furthermore, the note evidences the Company's right to share in the proceeds, if any, realized from the assets beyond the stated amount of the note.

     Through March 31, 2004, the Company had received approximately $25 million of payments on the residual note. The Company received an additional $4 million payment on the note in April 2004. On May 13, 2004, the remaining residual note balance and the Company's right to share were settled with Bay4 for $16.5 million. The Company expects to realize a gain of approximately $5 million as a result of this transaction in the third quarter of fiscal 2004.

     In April 2004, Bay4 paid Comdisco approximately $15 million in payment of principal on the Company's retained secured non-recourse interest in certain leases purchased by Bay4. The principal balance, which is included in assets of discontinued operations-US leasing, was approximately $7 million after the April 30, 2004 payment.

     On September 30, 2003, the Company completed the sale of its Canadian information technology leasing assets to Bay4 Capital Partners, Inc. Under the terms of the asset purchase agreement the Company received approximately 1.6 million Canadian dollars (approximately $1.2 million as of September 30, 2003).

         European IT Leasing

     On October 18, 2002, the Company announced that it had sold Computer Discount GmbH, a leasing subsidiary of Comdisco, Inc. formerly known as Comdisco Austria GmbH, to the Austrian company PH Holding GmbH. Under the terms of the purchase agreement, PH Holding GmbH agreed to pay Euro 7 million (approximately U.S. $8.6 million as of September 30, 2002) for 100 percent of the stated share capital of Computer Discount GmbH. As part of the deal, PH Holding GmbH agreed to continue to oversee the liquidation of Comdisco Ceska Republika S.R.O., a wholly-owned Czech subsidiary of Computer Discount GmbH, which was completed on August 14, 2002. On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A., formerly known as Comdisco (Switzerland) S.A., a leasing subsidiary of Comdisco Global Holding Company, Inc., to Comprendium Investments S.A., a Swiss company. Pursuant to the terms of the sale agreement, the Company received CHF 13.0 million (approximately U.S. $8.7 million as of September 30, 2002). On October 18, 2002, the Company announced that it, along with Comdisco Global Holding Company, Inc., had entered into an agreement for the sale of the stock of the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC, to Econocom Group SA/NV. Comdisco France S.A. was a wholly-owned subsidiary of Comdisco Global Holding Company, Inc. and Promodata SNC was a wholly-owned subsidiary of Comdisco France S.A. The sale of the French leasing subsidiaries closed on December 23, 2002 and the Company received the proceeds in the amount of approximately Euro 69 million (U.S. $70 million).

     On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investments S.A. ("Comprendium"), a Swiss company. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately Euro 285 million (approximately $316 million) at closing, and four additional payments totaling up to approximately Euro 38 million over the 42 months following closing, dependent upon specific portfolio performance criteria. On March 31, 2004, the Company accepted a discounted prepayment by Comprendium of the four remaining payments due from the sale. The Company received 30.5 million euros in lieu of four payments of 9.5 million euros each, scheduled for payment in April 2004, April 2005, May 2006 and December 2006. The four additional payments would have been subject to reduction if certain customers exercised contractual termination provisions. The Company recorded a charge of approximately $2 million ($0.47 per share) in the three months ended March 31, 2004 to reflect the difference between the prepaid amount and the carrying value of the four scheduled payments. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets," the Company recorded a charge of $6 million ($1.46 per share) in the first quarter of fiscal 2004 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from a sale or early buy-out.

     For financial reporting purposes, at September 30, 2003, the four additional payments discussed above were included in the balance sheet as assets of discontinued operations. The results of operations of the Company's German Leasing Subsidiary for the three and six months ended March 31, 2004 and 2003 are included in the statement of earnings (loss) as discontinued operations.

         Corporate Asset Management

     On January 7, 2004, the Company completed the sale of its participation interest in certain Agere Systems, Inc. ("Agere") lease payments. The aggregate purchase price was approximately $18 million. Approximately $15 million was received in cash and the remaining $3 million was placed in escrow pending the resolution of post-closing adjustments, if any, to be made over the next year.

     The participation interest was included in Comdisco's March 31, 2004 and September 30, 2003 balance sheets in receivables at the present value of the minimum payments, or approximately $3 million and $24 million, respectively, and, in a like amount, in deferred income. During the three and six months ended March 31, 2004, the Company received approximately $17 million ($2 million in payments in January 2004 prior to the sale and $15 million from the sale) and $24 million, respectively, in payments with respect to the participation interest. Approximately $1.2 million of the remaining $3 million placed in escrow in January 2004 was received by the Company on May 12, 2004. All proceeds related to the participation interest have and will be reflected in Comdisco's earnings when received.

     The Company completed the sale of its former Availability Solutions facility in Eching, Germany in March 2004 for approximately $2.5 million. The Company recorded a $2.5 million gain during the three months ended March 31, 2004 as a result of the sale.

     The Company completed the sale of its Carlstadt property in November 2003 for approximately $2.2 million of which approximately $1.5 million was placed in escrow pending resolution of an unrelated New Jersey state tax issue. On April 28, 2004, the Company and the State of New Jersey settled the unrelated state tax issue and the $1.5 million in escrow has been received by the Company. The Company recorded a $2.2 million gain during the three months ended December 31, 2003 as a result of the sale.

     The only remaining property owned by the Company as of the date hereof is a day-care facility adjacent to the Company's headquarters, which the Company believes has a fair market value of less than $1 million.

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

     The average daily borrowings outstanding during the six months ended March 31, 2004 were nominal. This compares to average daily borrowings during the six months ended March 31, 2003 of approximately $695 million, with a contractual weighted average interest rate of 8.87%.

6.        Receivables

     Receivables include the following as of March 31, 2004 and September 30, 2003 (in millions):

                                              March 31,      September 30,
                                                2004              2003
                                           -------------     ------------
Notes                                      $           4     $         27
Accounts                                               9               17
Other                                                  2                8
                                           -------------     ------------
Total receivables                                     15               52
Allowance for credit losses                           (2)             (11)
                                           -------------     ------------
Total                                      $          13     $         41
                                           =============     ============

         Notes

     The payments due from Agere are included in the balance sheet in Receivables at the present value of the minimum lease payments, or approximately $3 million and $24 million at March 31, 2004 and September 30, 2003, respectively and, in a like amount, in Deferred income. As payments are received, the Company records earnings equal in amount to the payment received. See Note 4 of Notes to Consolidated Financial Statements.

     At September 30, 2003, Ventures had notes receivable of approximately $2.6 million. No Ventures notes were outstanding as of March 31, 2004. As part of a Ventures note transaction, the Company customarily received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provided current income from interest and fees.

         Accounts

     Accounts receivable represent lease rentals, notes receivable and equipment sales proceeds due but unpaid as of the balance sheet date.

         Other

     Included in other receivables at March 31, 2004 is approximately $1.1 million of estimated collections on Ventures leases currently in default, and miscellaneous global receivables of approximately $1.4 million.

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

     Changes in the allowance for credit losses for the six months ended March 31, 2004 and 2003 were as follows (in millions):

                                            Consolidated       Ventures
                                            ------------     ------------
                                                       March 31,
                                            -----------------------------
                                            2004    2003     2004    2003
                                            ----    ----     ----    ----
Balance at beginning of period              $ 11    $162     $  2    $110
Provision for credit losses                   (8)    (46)      (7)    (33)
Net credit recoveries (losses)                (1)    (20)       5     (17)
                                            ----    ----     ----    ----
Balance at end of period                    $  2    $ 96     $  -    $ 60
                                            ====    ====     ====    ====

7.        Equity Securities

     Prior to Filing, the Company, primarily through its Ventures group, provided financing to privately held companies, in networking, optical networking, software, communications, internet-based and other industries for which the Company received warrants and/or equity positions. The Ventures group also made direct investments in equity securities.

     Marketable equity securities:

     Ventures'   available-for-sale   security  holdings  were  as  follows  (in
millions):
                                       Gross          Gross
                                     unrealized    unrealized      Market
                              Cost     gains         losses        value
                              ----   ----------    ----------      ------
March 31, 2004                $  -   $        1    $        -      $    1
September 30, 2003            $  1   $       11    $        -      $   12


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 8 of Notes to Consolidated Financial Statements). The decrease in the market value of Ventures' publicly-traded security holdings from $12 million at September 30, 2003 to $1 million at March 31, 2004 is due to the sale of the Company's holdings of iPass, Inc. ("iPass") common stock in February 2004. The market value of the Company's holdings of iPass common stock of approximately $11 million at September 30, 2003 declined to approximately $7 million at the time of its sale in February 2004. The Company's practice is to sell its marketable equity securities upon the expiration of the lock-up period. The lock-up period for iPass expired in late January 2004.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in other revenue in the consolidated statements of earnings (loss). A gain of approximately $7 million from the sale of the Company's holdings in iPass in the three months ended March 31, 2004 is included in other revenue in the consolidated statements of earnings
(loss).

     Equity investments in private companies:

     The Company's policy for equity investments in privately held companies, which are non-quoted investments, is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. There were no impairments in equity securities recorded during the three and six months ended March 31, 2004, compared to $1 million and $8 million recorded in the three and six months ended March 31, 2003, respectively.

     The Company estimated the fair value at September 30, 2003 for equity investments in private companies, including warrants, at approximately $12 million. This estimate took into consideration the following factors: (i) non-binding cash bids received from independent third parties; (ii) management's analysis; and (iii) a limited, independent third party review of the Company's portfolio. The Company did not adjust the carrying value of its equity investments in private companies during the six months ended March 31, 2004.

     On February 23,2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed Acquisition Fund GP, LLC ("Windspeed") for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The management agreement includes substantially all of the Company's warrant and equity investment portfolio. Windspeed will be entitled to certain fixed and declining management fees. Additionally, after the Company has realized a specified amount, Windspeed will share in the net receipts at various percentages. Copies of the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC (the former Comdisco Ventures, Inc.), dated as of February 20, 2004 by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC and the Limited Liability Company Agreement of
Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquisition Fund, L.P. were filed with the SEC on a Form 8-K pursuant to Item 5 on February 23, 2004. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies will be provided by Windspeed.

8.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of March 31, 2004, the Company had 4,197,100 shares of Common Stock outstanding and 2,900 shares of Common Stock held in treasury.

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

     From May 2003 to March 31, 2004, the Company distributed approximately $618 million to stockholders, including approximately $50 million in December 2003, in the form of dividends paid on the Company's Common Stock. On April 16, 2004, the Company issued a press release announcing that its Board of Directors had declared a cash dividend of $11.50 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $48.3 million), payable on May 6, 2004 to common stockholders of record on April 26, 2004. Comdisco intends to treat the dividend distributions for federal income tax purposes as a series of liquidating distributions in complete liquidation of the Company.

         Stockholders' equity consists of the following (in millions):

                                                          Additional    Accumulated
                                                Common      paid-in    other compre-   Retained
                                                 Stock      capital    hensive income  earnings   Total
                                                ------    ----------   --------------  --------  ------
Balance at September 30, 2003                   $     -   $      169   $           13  $      -  $  182
Net income                                                                                   32      32
Translation adjustment                                                              -                 -
Change in unrealized gain                                                         (10)              (10)
                                                                                                 ------
   Total comprehensive income                                                                        22
Liquidating dividend                                             (36)                       (14)    (50)
                                                ------    ----------   --------------  --------  ------
Balance at March 31, 2004                       $    -    $      133   $            3 $      18  $  154
                                                ======    ==========   ==============  ========  ======


         Total comprehensive income (loss) consists of the following (in millions):

                                                          Three months              Six months
                                                         ended March 31,          ended March 31,
                                                       2004          2003       2004          2003
                                                       ----          ----       ----          ----
Foreign currency translation adjustments               $ (1)         $ 15       $  -          $ 34

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                      -             1         (2)            1
  Reclassification adjustment for gains
   included in earnings before income taxes              (7)           (1)        (8)           (1)
                                                       ----          ----       ----          ----
Net unrealized gains (losses), before
   income taxes                                          (7)            -        (10)            -
Income taxes                                              -             -          -             -
                                                       ----          ----       ----          ----
Net unrealized gains (losses)                            (7)            -        (10)            -
                                                       ----          ----       ----          ----
Other comprehensive income (loss)                        (8)           15        (10)           34
Net earnings                                             18            37         32            45
                                                       ----          ----       ----          ----
Total comprehensive income                             $ 10          $ 52       $ 22          $ 79
                                                       ====          ====       ====          ====

9.       Other Financial Information

     Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral supporting letters of credit, cash and cash equivalents related to the Company's employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts as a result of the various proposed or completed assets sales. Legally restricted cash is comprised of the following at March 31, 2004 and September 30, 2003 (in millions):

                                              March 31,     September 30,
                                                2004              2003
                                           -------------     ------------
SunGard escrow                             $           -     $          1
Letter of credit                                       -                3
Incentive compensation escrows                        29               37
Other                                                  -                1
                                           -------------     ------------
                                           $          29     $         42
                                           =============     ============

     In November 2003, the Company and SunGard resolved all disputed matters associated with the SunGard escrow and, as a result, the Company received $763,000. The Company's exposure at September 30, 2003 on the letter of credit was eliminated in November 2003 by the customer prepaying the obligation underlying the letter of credit. The decrease in the incentive compensation escrow is primarily the result of payments, approved by the Board of Directors, made in October and November 2003 under the Company's Bankruptcy court approved compensation plans.

     Other assets consists of the following (in millions):

                                              March 31,      September 30,
                                                2004              2003
                                           -------------     ------------
Deferred costs                             $           -     $          5
Prepaid expenses                                       1                2
Deposits on rent                                       1                1
Other                                                  2                3
                                           -------------     ------------
                                           $           4     $         11
                                           =============     ============

         Other liabilities consists of the following (in millions):

                                              March 31,     September 30,
                                                2004              2003
                                           -------------     ------------

Accrued compensation                       $          39     $         62
CDRs                                                  34               44
Other:
  Customer advances, deposits                          1                7
  Taxes other than income                              -                2
  Accrued professional services                        4                1
  Due SunGard                                          1                1
  Other                                                -                1
                                          --------------    -------------
   Total other                                         6               12
                                          --------------    -------------
                                          $           79    $         118
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans. The decrease in the accrued compensation liability from $62 million at September 30, 2003 to $39 million at March 31, 2004 is primarily the result of the payments approved by the Board of Directors and made by the Company in October and November 2003 (see Item 11, Bankruptcy Court-Approved Compensation Plans in the Company's Annual Report on Form 10-K for the year ended September 30, 2003).

     From October 2003 to March 2004, the Company made payments to holders of CDRs totaling approximately $11 million. CDR expense was approximately $1 million in the six months ended March 31, 2004. Accordingly, the liability for CDRs has decreased from $44 million to $34 million from September 30, 2003 to March 31, 2004, respectively.

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

     The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact equity for financial reporting purposes at March 31, 2004: the estimated fair market value of the remaining property held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 4 and 6 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors are shared with CDR holders. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

     The remaining estimated Disputed Claims in the bankruptcy estate of Comdisco, Inc. are $289 million. The Company expects the Disputed Claims Reserve to be reduced further with the next quarterly distribution scheduled for May 17, 2004. Two groups of Disputed Claims (related to the Shared Investment Plan and a Ventures' compensation plan dispute) represent approximately 78 percent of the remaining aggregate estimated amount. The portion of the CDR liability that is based on the resolution of Disputed Claims assumes the entire $289 million of estimated Disputed Claims are allowed. Utilizing the March 31, 2004 assumptions, if the liability had been calculated as if the entire $289 million of estimated Disputed Claims are disallowed, the incremental expense for the six months ended March 31, 2004 would have been approximately $110 million.

     Gross cash distributions related to general unsecured claims totaled $3.983 billion through May 6, 2004. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve, where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from Bankruptcy on August 12, 2002. The gross distributions through
May 6, 2004 of approximately $3.632 billion made to initially allowed claimholders equates to a present value of $3.498 billion. The associated percentage recovery was approximately 96.4 percent as of May 6, 2004.



10.       Financial Information by Business Segment and Geographic Area

     Following the Company's emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four reportable business groups. These business groups are: (i) US Leasing, which includes leasing operations in the US and Canada and is managed by Comdisco, Inc.; (ii) European IT Leasing, which is managed by Comdisco Global Holding Company, Inc.; (iii) Ventures, which was managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management group. The Company's CAM group is responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence asset sales. The CAM group's operations are managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also includes various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff.

     For financial reporting purposes, the assets ($33 million) and liabilities ($1 million) of the Company's US Leasing operations as of March 31, 2004 are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations. The results of operations of the Company's US Leasing operations for the periods presented are included in the statement of earnings (loss) as discontinued operations.

     Historically, the Company evaluated the performance of its business segments based on cash flow from operations, revenues and earnings (loss) before income taxes. As a result of the wind-down of operations, the Company believes that the relevance of the reportable business segment results has significantly diminished since emergence and, accordingly, the Company expects to consolidate business units and cease to report independent business segment results beginning with the Company's third quarter 2004 report on Form 10-Q.

     Intersegment sales are not significant and all intersegment balances have been eliminated in the summarized financial information presented below. The summarized financial information for segment revenues and earnings (loss) excludes the gain (loss) from discontinued operations. The information for fiscal 2003 has been restated from the prior year's presentation in order to conform to the fiscal 2004 presentation.

         The following table presents cash flow from operations (in millions):

                                         Three months          Six Months
                                       ended March 31,       ended March 31,
                                       2004       2003      2004       2003
                                       ----       ----      ----       ----
European IT Leasing                    $  2       $ (5)     $ 29       $(10)
CAM group                                16         (4)       25          8
Ventures                                  8         85        12        175
Discontinued  operations                 51        356        59        554
                                       ----       ----      ----       ----
Total                                  $ 77       $432      $125       $727
                                       ====       ====      ====       ====

     The following table presents segment revenues and earnings (loss) before income taxes (in millions):

                                        Three months           Six Months
                                       ended March 31,       ended March 31,
                                       2004       2003       2004       2003
                                       ----       ----       ----       ----
REVENUES:
European IT Leasing                    $  4       $ 10       $  7       $ 20
CAM group                                24         22         63         59
Ventures                                  8         36         10         83
                                       ----       ----       ----       ----
                                       $ 36       $ 68       $ 80       $162
                                       ====       ====       ====       ====

EARNINGS (LOSS):
European IT Leasing                    $  2       $(14)      $  -       $(14)
CAM group                                14          2         35         (8)
Ventures                                  6         28          8         25
                                       ----       ----       ----       ----
                                       $ 22       $ 16       $ 43       $  3
                                       ====       ====       ====       ====

         The following table presents total assets for each of the Company's reportable segments (in millions):

                                              March 31,     September 30,
                                                2004             2003
                                           -------------     ------------
European IT Leasing                        $          60     $         27
CAM group                                            174              196
Ventures                                              18               37
Assets of discontinued
  operations:
  US leasing                                          33               69
  Other                                                2               44
                                           -------------     ------------
    Total                                             35              113
                                           -------------     ------------
Total                                      $         287     $        373
                                           =============     ============

     European IT Leasing assets at March 31, 2004 include approximately $12.8 million in direct financing leased assets for which the lessee is an affiliate of Cable & Wireless Plc and cash of approximately $45 million, primarily from the German note prepayment (See Note 4 of Notes to Consolidated Financial Statements). On April 29, 2004, the Company completed a mid-term off-lease sale with Cable & Wireless Plc for all equipment on lease as of March 31, 2004 for
6.925 million GBP, or approximately net book value. The amount has been converted into approximately $12.1 million and repatriated to the U.S.

     CAM group assets at March 31, 2004 include corporate cash balances of approximately $148 million, plus approximately $3 million held in various global accounts.

     Ventures   assets  at  March  31,  2004   include   $10  million  of  cash,
approximately $7 million of equity securities and receivables of $1 million.

     Through March 31, 2004, the Company had received approximately $25 million of payments on the residual note, which is included in assets of discontinued operations-US leasing. The Company received an additional $4 million payment on the note in April 2004. On May 13, 2004, the remaining residual note balance and the Company's right to share were settled with Bay4 for $16.5 million. The Company expects to realize a gain of approximately $5 million as a result of this transaction in the third quarter of fiscal 2004.

     In April 2004, Bay4 paid Comdisco approximately $15 million in payment of principal on the Company's retained secured non-recourse interest in certain leases purchased by Bay4. The principal balance, which is included in assets of discontinued operations-US leasing, was approximately $7 million after the April 30, 2004 payment. See Note 4 of Notes to Consolidated Financial Statements.

     Other assets of discontinued operations held for sale at September 30, 2003 are principally the present value of the remaining payments due from the sale of the Company's German Leasing Subsidiary (see Note 4 of Notes to Consolidated Financial Statements).


     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                        Three months           Six Months
                                       ended March 31,       ended March 31,
                                       2004       2003       2004       2003
                                       ----       ----       ----       ----
North America                          $ 31       $ 54       $ 60       $130
Europe                                    5         14         20         32
                                       ----       ----       ----       ----
Total                                  $ 36       $ 68       $ 80       $162
                                       ====       ====       ====       ====


     The following table presents total assets by geographic location based on the location of the Company's offices (in millions):

                                              March 31,     September 30,
                                                2004              2003
                                           -------------     ------------
North America                              $         219     $        286
Europe                                                66               84
Pacific Rim                                            2                3
                                           -------------     ------------
Total                                      $         287     $        373
                                           =============     ============

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

General

         Wind-Down of Operations

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. The Company's asset base has decreased by approximately 88 percent to $287 million at March 31, 2004 from $2.341 billion at September 30, 2002, and has decreased by 23 percent from $373 million at September 30, 2003. At March 31, 2004, assets other than cash were approximately $79 million. Total revenue and net cash provided by operating activities have decreased by 51 percent and 83 percent, respectively, during the six months ended March 31, 2004 as compared to the prior year period. The Company expects total revenue and net cash provided by operating activities to continue to decrease until the wind-down of its operations is completed; however, the Company cannot accurately predict the net amount to be realized, or the timing of such realization, from the continued monetization of its assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

     The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of May 6, 2004, the Company had a total of 41 employees, a decrease of approximately 93 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. On January 6, 2004, the Bankruptcy court approved an order granting authority for the Company to migrate from its legacy mainframe-based information system to a simplified, alternative information system which the Company completed by April 30, 2004. Further, the Company plans to consolidate its management structure into a single business unit during the third quarter of fiscal 2004 and will cease to report independent business segment results beginning with the Company's third quarter 2004 report on Form 10-Q.

     On April 15, 2004, the Bankruptcy court entered an order (the "Order") granting the motion (the "Motion") that was filed on February 17, 2004 by the Company in furtherance of the Plan. The Company furnished a copy of the Motion to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of the Company's common stock and contingent distribution rights ("CDRs"), holders of disputed claims remaining in the bankruptcy and certain other interested parties. As proposed in the Motion and as authorized by the Order, the Company will appoint a disbursing agent, prior to August 12, 2004, to fulfill the roles of the Board of Directors and executive officers of the Company, file a certificate of dissolution and take such other measures as are necessary to complete the administration of the reorganized debtors' Plan and chapter 11 cases. The filing of the certificate of dissolution with the Secretary of State of the State of Delaware, which will occur prior to August 12, 2004, will formally extinguish the Company's corporate existence with the State of Delaware except for the purpose of completing the wind-down contemplated by the Plan.

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

     The Company's revenues are generated by the Company's existing lease base, by sales of equipment from inventory or from off-lease sales and, for the quarter ended March 31, 2004, from its participation interest in certain Agere lease payments, sale of equity securities and the sale of its property in Germany. Because of the Company's declining assets, revenue has declined significantly in the current year period compared to the year earlier period and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily depreciation of leased equipment, cost of equipment sold, CDRs, and selling, general and administrative expense (including legal costs associated with the administration and/or litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of the expense associated with the liability for CDRs.

     All funds generated from the Company's remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Dividends paid on Common Stock and payments to CDR holders were $50 million and $11 million, respectively, in the six months ended March 31, 2004. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

     The Company is required to maintain sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments. See "Critical Accounting Policies" and "Risk Factors Relating to the Company" for a discussion of the impact of Disputed Claims on the distributions.

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

     The Company's assets at March 31, 2004 consist primarily of cash, receivables, leased assets and equity securities. The Company believes that its collections on leases in default, recoveries on accounts previously written off, and proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets.

       Collections and recoveries: Discontinued operations, CAM and Ventures have potential collections on accounts that are in default and recoveries on accounts that had been previously written off by the Company. A substantial number of such recoveries involve prior lessees or debtors who are now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. It is management's expectation that actual collections and recoveries will exceed the approximately $1.1 million receivable amount reflected in the Company's financial statements as of March 31, 2004 (see Note 6 of Notes to Consolidated Financial Statements). However, the amount and timing of such collections and recoveries are dependent upon many factors including: the ability of the Company to recover and liquidate any of its collateral, any offsets or counterclaims that may be asserted against the Company and the ability of a lessee or debtor or its respective estate to pay the claim or any portion thereof.

       Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 7 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of March 31, 2004. The Company expects to disclose an updated fair value estimate for this portfolio in its next quarterly report on Form 10-Q. Management's expectation is based on a number of factors including: the engagement of Windspeed Acquisition Fund GP, LLC ("Windspeed") as a professional management group to manage the Equity Investments on an ongoing basis, the willingness of Windspeed to make further investments in the companies in which the Company has made Equity Investments and the apparent and recent increase in merger and acquisition and public offering activity generally in the market (seven companies in the Ventures portfolio of Equity Investments filed registration statements with the SEC to effectuate initial public offerings in 2004). Management's expectations are subject to the risk factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors", entitled "Current Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

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

     The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact equity for financial reporting purposes at March 31, 2004: the estimated fair market value of the remaining property held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 4 and 6 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors are shared with CDR holders. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

   o Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in over two hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. On February 23,2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed Acquisition Fund GP, LLC ("Windspeed") for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The management agreement includes substantially all of the Company's warrant and equity investment portfolio. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies will be provided by Windspeed.

   o Taxes: The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not.

     The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for taxes estimated to be payable in all jurisdictions. The accrued tax liabilities resulting from tax expense recorded in previous periods have been evaluated by management in accordance with FASB No. 5, "Accounting for Contingencies." Accordingly, the ultimate amount paid may be more or less than the accrued tax liabilities recorded within the financial statements.

   o Residual Value of Rental Equipment: Direct financing and sales-type leased assets consist of the present value of the future minimum lease payments plus the present value of the residual (collectively referred to as the "Net Investment"). Residual is the estimated fair market value of the equipment on lease at lease termination. Revenue on operating leases consists of the contractual lease payments which is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment. Depreciation is recognized on a straight-line basis over the lease term to the Company's estimate of the equipment's fair market value at lease termination, commonly referred to as "residual value." In estimating the equipment's fair value at lease termination, the Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure reasonableness; however, the amounts the Company will ultimately realize could differ from the amounts assumed in determining the fair market value of the equipment at lease termination.

   o Fresh-Start Reporting: Upon emergence from bankruptcy proceedings, the Company adopted fresh-start reporting which resulted in material adjustments to the historical carrying amounts of the Company's assets and liabilities. Fresh-start reporting was applied in accordance with SOP 90-7, which required the Company to allocate the reorganization value to its assets and liabilities based upon their estimated fair value in accordance with the procedures specified by Statement of Financial and Accounting Standards No. 141, Business Combinations ("SFAS No. 141"). The fair values of the assets as determined for fresh-start reporting were based on estimates of anticipated future cash flows of assets discounted at rates consistent with the discount rates used in the Plan. Liabilities existing at the Plan confirmation date were stated at the present values of amounts to be paid discounted at appropriate rates. Deferred taxes were reported in conformance with existing generally accepted accounting principles. Debt issued in connection with the Plan was recorded at the stated value. The difference between the net fair value of the assets and the liabilities existing at the confirmation date (excluding restructured debt in accordance with the Plan) and the reorganization value is "Excess of the Net Fair Value Over Reorganization Value." "Excess of the Net Fair Value Over Reorganization Value" was subject to the provisions of SFAS No. 141. Under SFAS No. 141, the excess of the net fair value was used to reduce certain assets, as defined by SFAS No. 141 (generally long-lived non-financial assets), to zero. Any excess net fair value remaining after the reduction was recognized as an extraordinary gain. The determination of the net fair values of the assets and liabilities was subject to significant estimation and assumptions. Actual results could differ from the estimates made.

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

     Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the basis for the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of March 31, 2004 and September 30, 2003, the consolidated balances as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

Recent Developments

     On May 13, 2004, the Company and Bay4 reached an agreement on the remaining residual note balance and the sharing rights associated with the sale of the Company's US Leasing assets to Bay4 Capital Partners, LLC ("Bay4") in September 2003. The Company received approximately $16.5 million in payment of the remaining principal balance of the residual note and for the settlement of the Company's sharing rights. See Note 4 of Notes to Consolidated Financial Statements for a description of the sale, including a description of the residual note and the Company's right to share in the proceeds realized from the assets sold.

     In April 2004, Bay4 paid Comdisco approximately $15 million in payment of principal on the Company's retained secured non-recourse interest in certain leases purchased by Bay4. The principal balance, which is included in assets of discontinued operations-US leasing, was approximately $7 million after the April 30, 2004 payment. See Note 4 of Notes to Consolidated Financial Statements.

     On April 29, 2004, the Company completed a mid-term off-lease sale with Cable & Wireless Plc for all equipment on lease as of March 31, 2004 for 6.925 million GBP, or approximately net book value. The amount was converted into $12.1 million and repatriated to the U.S.

     The Company completed the sale of its Carlstadt property in November 2003 for approximately $2.2 million of which approximately $1.5 million was placed in escrow pending resolution of an unrelated New Jersey state tax issue. On April 28, 2004, the Company and the State of New Jersey settled the unrelated state tax issue and the $1.5 million in escrow has been received by the Company.

     On April 16, 2004, the Company announced that its Board of Directors had declared a cash dividend of $11.50 per share on the outstanding shares of its Common Stock, payable on May 6, 2004 to common stockholders of record on April 26, 2004.

     On April 16, 2004, the Company announced that it would make a cash payment of $.0781 per CDR, payable on May 6, 2004 to CDR holders of record on April 26, 2004.

     On April 15, 2004, the Bankruptcy court entered the Order granting the Motion that was filed on February 17, 2004 by the Company in furtherance of the Plan. The Company furnished a copy of the Motion to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of the Company's common stock and CDRs, holders of disputed claims remaining in the bankruptcy and certain other interested parties. As proposed in the Motion and as authorized by the Order, the Company will appoint a disbursing agent, prior to August 12, 2004, to fulfill the roles of the Board of Directors and executive officers of the Company, file a certificate of dissolution and take such other measures as are necessary to complete the administration of the reorganized debtors' Plan and chapter 11 cases. The filing of the certificate of dissolution with the Secretary of State of the State of Delaware, which will occur prior to August 12, 2004, will formally extinguish the Company's corporate existence with the State of Delaware except for the purpose of completing the wind-down contemplated by the Plan.

     On April 6, 2004, the Company converted the 30.5 million euros from the discounted prepayment of the note related to the sale of the Company's German Leasing Subsidiary into $36.7 million and repatriated the funds to the U.S. The $36.7 million is approximately $1 million less than the US equivalent at March 31, 2004 due to the strengthening of the U.S. dollar from March 31, 2004 to April 6, 2004.

Results of Operations

     Certain  reclassifications  have been made to the  prior  period  financial
statements  to  conform  to  the  presentation   used  in  the  March  31,  2004
consolidated financial statements.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

         Total Revenue

     Total revenue decreased 47 percent to $36 million for the three months ended March 31, 2004 from $68 million for the three months ended March 31, 2003. The decrease is due to lower revenues from all of the Company's operations. Since September 30, 2002, the Company has monetized a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). Furthermore, the Company's business purpose is limited to selling, collecting, or otherwise reducing to money in an orderly manner the remaining assets of the Company. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets. Accordingly, the Company expects continued declines in total revenue throughout fiscal 2004 as its asset base continues to decline.

     Additional revenue information for each of the three remaining business segments, European IT Leasing, Ventures and CAM group, is set forth below (the Company's US Leasing segment was discontinued in fiscal 2003-see Notes 3 and 4 of Notes to Consolidated Financial Statements).

         Total Leasing Revenue

     Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 88 percent to $5 million for the three months ended March 31, 2004 from $40 million for the three months ended March 31, 2003. Total leasing revenue from European IT Leasing operations decreased 66 percent to $1 million for the three months ended March 31, 2004 from $3 million for the three months ended March 31, 2003. Total leasing revenue from CAM group decreased 73 percent to $3 million for the three months ended March 31, 2004 from $11 million for the three months ended March 31, 2003. Total leasing revenue from Ventures operations decreased 96 percent to $1 million for the three months ended March 31, 2004 from $26 million for the three months ended March 31, 2003. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of any significant new business volume and the sale of leased assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment.

         Sales Revenue

     The Company generates sales revenue from two sources: (a) the sale of equipment from its inventory; and (b) the sale of equipment to the lessee either at original lease termination or during the original lease. Given the Company's limited business purpose, it generally conducts these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales decreased 76 percent to $4 million for the three months ended March 31, 2004 from $17 million for the three months ended March 31, 2003. European IT Leasing sales revenue was nominal for the three months ended March 31, 2004 compared to $4 million for the three months ended March 31, 2003. CAM group sales revenue decreased 50 percent to $3 million for the three months ended March 31, 2004 from $6 million for the three months ended March 31, 2003. As of January 31, 2004, the Company substantially liquidated its inventory of electronics equipment and has outsourced to a third party the management of any future inventory resulting from the return of equipment currently on lease. Ventures sales revenue decreased 86 percent to $1 million for the three months ended March 31, 2004 from $7 million for the three months ended March 31, 2004.

         Technology Services Revenue

     Revenues from technology services were $221,000 and $5 million for the three months ended March 31, 2004 and 2003, respectively.

         Agere lease participation payment

     During the three months ended March 31, 2004, the Company recorded $2 million of revenue from its interest in certain lease rental payments from Agere and an additional $15 million from the cash portion of the sale of its remaining participation interest.

     The aggregate purchase price for its remaining participation interest was approximately $18 million. Approximately $15 million was received in cash and the remaining $3 million was placed in escrow pending the resolution of post-closing adjustments, if any, to be made over the next year. See Notes 4 and 6 of Notes to Consolidated Financial Statements for information on the Agere lease participation payments.

        Sale of properties

     The Company completed the sale of its former Availability Solutions facility in Eching, Germany in March 2004 for approximately $2.5 million. The Company recorded a $2.5 million gain during the three months ended March 31, 2004 as a result of the sale. See Note 4 of Notes to Consolidated Financial Statements for additional information about property sales.

          Other Revenue

     Other revenue increased 75 percent to $7 million for the three months ended March 31, 2004 from $4 million for the three months ended March 31, 2003. The components of other revenue were as follows (in millions):

                                            Three months
                                            ended March 31,
                                          2004          2003
                                          ----          ----


Sale of equity holdings                   $  7          $  1
Interest income on notes                     -             2
Investment income                            -             -
Other                                        -             1
                                          ----          ----
Total other revenue                       $  7          $  4
                                          ====          ====

     The revenue from the sale of equity holdings is primarily from the sale of the Company's holdings in iPass, Inc.

     Interest income on notes was nominal in the current quarter compared to $2 million for the three months ended March 31, 2003. The decrease is due to the declining number and amount of notes receivable.

         Total Costs and Expenses

     Total operating costs and expenses decreased 73 percent to $14 million for the three months ended March 31, 2004 from $52 million for the three months ended March 31, 2003. The Company expects total costs and expenses to continue to decline throughout fiscal 2004, subject to volatility in the amount of the expense associated with the liability for CDRs, as compared to fiscal 2003 as a result of continued declines in assets, the consolidation of its management structure into a single business unit and the appointment of a disbursing agent to fulfill the roles of the Board of Directors and executive officers of the Company.

     Additional cost and expense information for each of the business segments is set forth below.

         Total Leasing Costs and Expenses

     Total leasing costs and expenses decreased 93 percent to $2 million for the three months ended March 31, 2004 from $30 million for the three months ended March 31, 2003. Total leasing costs and expenses are comprised of two components: (i) operating lease costs and expenses and (ii) sales-type lease costs and expenses. Operating and sales-type lease costs declined in all business segments in the current year period compared to the prior year period. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing costs and expenses from European IT Leasing operations decreased 50 percent to $1 million for the three months ended March 31, 2004 from $2 million for the three months ended March 31, 2003. Total leasing costs and expenses from CAM group decreased 88 percent to $1 million for three months ended March 31, 2004 from $8 million for the three months ended March 31, 2003. Total leasing costs and expenses from Ventures were nominal for the three months ended March 31, 2004 compared to $20 million for the three months ended March 31, 2003.

         Sales Costs and Expenses

     Sales costs and expenses were nominal for the three months ended March 31, 2004 compared to $24 million for the three months ended March 31, 2003. The decrease in the current year period compared to the prior year period reflects the decline in equipment available for sale and the sales of equipment coming off lease with zero residual value. Sales costs and expenses from European IT Leasing operations, CAM group and Ventures were nominal for the three months ended March 31, 2004 compared to $5 million, $15 million and $4 million, respectively, in the three months ended March 31, 2003.

         Technology Services Costs and Expenses

     Services costs were nominal for the three months ended March 31, 2004 compared to $2 million for the three months ended March 31, 2003.

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 26 percent to $14 million for the three months ended March 31, 2004 from $19 million for the three months ended March 31, 2003. The following table summarizes selling, general and administrative expenses (in millions):


                                             Three months
                                            ended March 31,
                                          2004          2003
                                          ----          ----
Compensation and benefits                 $ 10          $ 14
Outside professional services                3             4
Other expenses                               1             1
                                          ----          ----
                                          $ 14          $ 19
                                          ====          ====

     Compensation and benefits includes payroll and benefits and, for the three months ended March 31, 2004, estimated amounts payable under the Bankruptcy court approved Upside Sharing plans. The decrease in compensation and benefits in the current year compared to the year earlier period reflects the continued reduction in personnel, offset by costs associated with the Upside Sharing plans.

         Contingent Distribution Rights

     The Company recorded $1 million of expense associated with the liability for CDRs in the three months ended March 31, 2004 compared to $10 million for the three months ended March 31, 2003. See "Critical Accounting Policies" and "Liquidity and Capital Resources--Contingent Distribution Rights" for a discussion of the CDR liability.

         Write-down of Equity Securities

     There was no charge for write-down of equity securities for the three months ended March 31, 2004 compared to $1 million for the three months ended March 31, 2003. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

         Bad Debt Expense

     Bad debt expense was $(3) million for the three months ended March 31, 2004 and $(40) million for the three months ended March 31, 2003. The negative provisions are primarily due to better than anticipated collection results during the three months ended March 31, 2004 and 2003 on the Company's assets, improving market and economic conditions (including continued low interest rates) and management's estimate of the reserves necessary for the Company's remaining assets as of March 31, 2004. See Note 6 of Notes to Consolidated Financial Statements.

         Interest Expense

     Interest expense was nominal during the three months ended March 31, 2004 compared to $6 million for the three months ended March 31, 2003. The decrease in the current year period compared to the year earlier period is due to lower average daily borrowings during the current year period.

         Income Taxes

     During the quarter ended March 31, 2004, the Company made significant progress in the settlement of certain income tax liabilities with certain global tax authorities, including authorities in Canada and Europe. In addition, the Company and the Internal Revenue Service have settled certain income tax matters for years through 2001. Accordingly, in connection with the settlement and progress as it relates to the Company's income tax accounts, an income tax benefit of $4 million was recorded for the three months ended March 31, 2004.

         Earnings from Continuing Operations

     Earnings from continuing operations were $26 million for the three months ended March 31, 2004, or $6.00 per share-diluted, compared to earnings from continuing operations of $16 million for the three months ended March 31, 2003, or $3.64 per share-diluted.

         Discontinued Operations

     Loss from discontinued operations was $8 million, or $1.80 per share-diluted, for the three months ended March 31, 2004 compared to earnings from discontinued operations of $21 million, or $5.03 per share-diluted, for the three months ended March 31, 2003. The results of operations for US Leasing operations, the German Leasing Subsidiary and International Leasing have been classified as discontinued operations and prior year periods have been restated.

   o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenue was $2 million during the three months ended March 31, 2004 compared to $49 million during the three months ended March 31, 2003. Costs and expenses for US Leasing were $9 million during the three months ended March 31, 2004 compared to $34 million during the three months ended March 31, 2003. The net loss for US Leasing was $7 million for the three months ended March 31, 2004 compared to net earnings of $15 million for the three months ended March 31, 2003. See Notes 4 and 10 of Notes to Consolidated Financial Statements for a description of the Company's US Leasing assets as of March 31, 2004.

   o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. On March 31, 2004, the Company accepted a discounted prepayment by Comprendium of the four remaining payments due from the sale. The Company received 30.5 million euros in lieu of four payments of 9.5 million euros each, scheduled for payment in April 2004, April 2005, May 2006 and December 2006. The four additional payments would have been subject to reduction if certain customers exercised contractual termination provisions. The Company recorded a charge of approximately $2 million ($0.47 per share) in the three months ended March 31, 2004 to reflect the difference between the prepaid amount and the carrying value of the four scheduled payments. (see
     Note 4 of Notes to Consolidated Financial Statements). Revenue was $1 million for the three months ended March 31, 2004, compared to $42 million for the three months ended March 31, 2003. Costs and expenses for these operations were $2 million in the three months ended March 31, 2004 compared to $34 million for the three months ended March 31, 2003. Net loss was $1 million for the three months ended March 31, 2004 compared to net earnings of $6 million for the three months ended March 31, 2003.

   o International Leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A. (formerly known as Comdisco (Switzerland) S.A.), Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy court on April 18, 2002. During the three months ended March 31, 2004 and 2003 revenues and net earnings were nominal.

         Net Earnings

     Net earnings were $18 million, or $4.20 per share-diluted, for the three months ended March 31, 2004 compared to net earnings of $37 million, or $8.67 per share-diluted, for the three months ended March 31, 2003.


Six  Months  Ended  March 31, 2004  Compared  to  the  Six  Months Ended
March 31, 2003

         Total Revenue

     Total revenue decreased 51 percent to $80 million for the six months ended March 31, 2004 from $162 million for the six months ended March 31, 2003. The decrease is due to lower revenues from all of the Company's operations, except for CAM sales revenue, which increased in the current year period. Since September 30, 2002, the Company has monetized a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). Furthermore, the Company's business purpose is limited to selling, collecting, or otherwise reducing to money in an orderly manner the remaining assets of the Company. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets. Accordingly, the Company expects continued declines in total revenue throughout fiscal 2004 as its asset base continues to decline.

     Additional revenue information for each of the three remaining business segments, European IT Leasing, Ventures and CAM group, is set forth below (the Company's US Leasing segment was discontinued in fiscal 2003-see Notes 3 and 4 of Notes to Consolidated Financial Statements).

         Total Leasing Revenue

     Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 85 percent to $14 million for the six months ended March 31, 2004 from $96 million for the six months ended March 31 2003. Total leasing revenue from European IT Leasing operations decreased 67 percent to $3 million for the six months ended March 31, 2004 from $9 million for the six months ended March 31, 2003. Total leasing revenue from CAM group decreased 57 percent to $9 million for the six months ended March 31, 2004 from $21 million for the six months ended March 31, 2003. Total leasing revenue from Ventures operations decreased 97 percent to $2 million for the six months ended March 31, 2004 from $66 million for the six months ended March 31, 2003. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of any significant new business volume and the sale of leased assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment.

         Sales Revenue

     The Company generates sales revenue from two sources: (a) the sale of equipment from its inventory; and (b) the sale of equipment to the lessee either at original lease termination or during the original lease. Given the Company's limited business purpose, it generally conducts these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales decreased 19 percent to $25 million for the six months ended March 31, 2004 from $31 million for the six months ended March 31, 2003. European IT Leasing sales revenue was $1 million for the six months ended March 31, 2004 compared to $8 million for the six months ended March 31, 2003. CAM group sales revenue increased 77 percent to $23 million for the six months ended March 31, 2004 from $13 million for the six months ended March 31, 2003. Ventures sales revenue decreased 90 percent to $1 million for the six months ended March 31, 2004 from $10 million for the six months ended March 31, 2004.

         Technology Services Revenue

     Revenues from technology services were $1 million and $10 million for the six months ended March 31, 2004 and 2003, respectively.

         Agere lease participation payment

     During the six months ended March 31,2004, the Company recorded $9 million of revenue from its interest in certain lease rental payments from Agere and an additional $15 million from the cash portion of the sale of its remaining participation interest.

     The aggregate purchase price for its remaining participation interests was approximately $18 million. Approximately $15 million was received in cash and the remaining $3 million was placed in escrow pending the resolution of post-closing adjustments, if any, to be made over the next year. See Notes 4 and 6 of Notes to Consolidated Financial Statements for information on the Agere lease participation payments.

        Sale of properties

     The Company completed the sale of its Carlstadt property in November 2003 for approximately $2.2 million of which approximately $1.5 million was placed in escrow pending resolution of an unrelated New Jersey state tax issue. The Company recorded a $2.2 million gain during the three months ended December 31, 2003 as a result of the sale. On April 28, 2004, the Company and the State of New Jersey settled the unrelated state tax issue and the $1.5 million in escrow has been received by the Company.

     The Company completed the sale of its former Availability Solutions facility in Eching, Germany in March 2004 for approximately $2.5 million. The Company recorded a $2.5 million gain during the three months ended March 31, 2004 as a result of the sale. See Note 4 of Notes to Consolidated Financial Statements for additional information about the property sales.

          Other Revenue

     Other revenue decreased 9 percent to $10 million for the six months ended March 31, 2004 from $11 million for the six months ended March 31, 2003. The components of other revenue were as follows (in millions):

                                               Six months
                                            ended March 31,
                                          2004          2003
                                          ----          ----


Sale of equity holdings                   $  8          $  1
Interest income on notes                     -             6
Investment income                            -             1
Other                                        2             3
                                          ----          ----
Total other revenue                       $ 10          $ 11
                                          ====          ====

     The revenue from the sale of equity holdings is primarily from the sale of the Company's holdings in iPass, Inc.

     Interest income on notes was nominal in the six months ended March 31, 2004 compared to $6 million for the six months ended March 31, 2003. The decrease is due to the declining number and amount of notes receivable.

         Total Costs and Expenses

     Total operating costs and expenses decreased 77 percent to $37 million for the six months ended March 31, 2004 from $159 million for the six months ended March 31, 2003. The Company expects total costs and expenses to continue to decline throughout fiscal 2004, subject to volatility in the amount of the expense associated with the liability for CDRs, as compared to fiscal 2003 as a result of continued declines in assets, the consolidation of its management structure into a single business unit and the appointment of a disbursing agent to fulfill the roles of the Board of Directors and executive officers of the Company.

     Additional cost and expense information for each of the business segments is set forth below.

         Total Leasing Costs and Expenses

     Total leasing costs and expenses decreased 91 percent to $7 million for the six months ended March 31, 2004 from $79 million for the six months ended March 31, 2003. Total leasing costs and expenses are comprised of two components: (i) operating lease costs and expenses and (ii) sales-type lease costs and expenses. Operating and sales-type lease costs declined in all business segments in the current year period compared to the prior year period. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment. Total leasing costs and expenses from European IT Leasing operations decreased 60 percent to $2 million for the six months ended March 31, 2004 from $5 million for the six months ended March 31, 2003. Total leasing costs and expenses from CAM group decreased 75 percent to $4 million for six months ended March 31, 2004 from $16 million for the six months ended March 31, 2003. Total leasing costs and expenses from Ventures decreased 98 percent to $1 million for the six months ended March 31, 2004 compared to $58 million for the six months ended March 31, 2003.

         Sales Costs and Expenses

     Sales costs and expenses decreased 51 percent to $17 million for the six months ended March 31, 2004 from $35 million for the six months ended March 31, 2003. European IT Leasing sales costs and expenses decreased 88 percent to $1 million for the six months ended March 31, 2004 from $8 million for the six months ended March 31, 2003. CAM group sales costs and expenses decreased 36 percent to $14 million for the six months ended March 31, 2004 from $22 million for six months ended March 31, 2003. Ventures sales costs and expenses decreased 60 percent to $2 million for the six months ended March 31, 2004 from $5 million for the six months ended March 31, 2003.

         Technology Services Costs and Expenses

     Services costs were $1 million for the six months ended March 31, 2004 compared to $6 million for the six months ended March 31, 2003.

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 47 percent to $19 million for the six months ended March 31, 2004 from $36 million for the six months ended March 31, 2003. The following table summarizes selling, general and administrative expenses (in millions):


                                               Six months
                                            ended March 31,
                                          2004          2003
                                          ----          ----
Compensation and benefits                 $ 11          $ 23
Outside professional services                6            13
Other expenses                               2             -
                                          ----          ----
                                          $ 19          $ 36
                                          ====          ====

     Compensation and benefits includes payroll and benefits and, for the six months ended March 31, 2004, estimated amounts payable under the Bankruptcy court approved Upside Sharing Plans. The decrease in compensation and benefits in the current year compared to the year earlier period reflects the continued reduction in personnel, offset by costs associated with the Upside Sharing plans.

         Contingent Distribution Rights

     The Company recorded $1 million of expense associated with the liability for CDRs in the six months ended March 31, 2004 compared to $16 million for the six months ended March 31, 2003. See "Critical Accounting Policies" and "Liquidity and Capital Resources--Contingent Distribution Rights" for a discussion of the CDR liability.

         Write-down of Equity Securities

     There was no charge for write-down of equity securities for the six months ended March 31, 2004 compared to $8 million for the six months ended March 31, 2003. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

         Bad Debt Expense

     Bad debt expense was $(8) million for the six months ended March 31, 2004 and $(46) million for the six months ended March 31, 2003. The negative provisions are primarily due to better than anticipated collection results during the six months ended March 31, 2004 and 2003 on the Company's assets, improving market and economic conditions (including continued low interest rates) and management's estimate of the reserves necessary for the Company's remaining assets as of March 31, 2004 (See Note 6 of Notes to Consolidated Financial Statements).

         Interest Expense

     Interest expense was nominal during the six months ended March 31, 2004 compared to $25 million for the six months ended March 31, 2003. The decrease in the current year period compared to the year earlier period is due to lower average daily borrowings during the current year period.

         Income Taxes

     During the six months ended March 31, 2004, the Company made significant progress in the settlement of certain income tax liabilities with certain global tax authorities, including authorities in Canada and Europe. In addition, the Company and the Internal Revenue Service have settled certain income tax matters for years through 2001. Accordingly, in connection with the settlement and progress as it relates to the Company's income tax accounts, an income tax benefit of $8 million was recorded for the six months ended March 31, 2004.

     In October 2003, the Company's United Kingdom subsidiary received a tax refund of approximately GBP 15 million relating to the 2002 tax year. The UK Inland Revenue has one year to challenge and propose any adjustments to this refund. The Company expects to recognize any benefit of this refund when Inland Revenue completes its review.

         Earnings from Continuing Operations

     Earnings from continuing operations were $51 million for the six months ended March 31, 2004, or $12.16 per share-diluted, compared to earnings of $3 million for the six months ended March 31, 2003, or $0.88 per share-diluted.

         Discontinued Operations

     Loss from discontinued operations was $19 million, or $4.67 per share-diluted, for the six months ended March 31, 2004 compared to earnings of $42 million, or $9.88 per share-diluted, for the six months ended March 31, 2003. The results of operations for US Leasing operations, the German Leasing Subsidiary and International Leasing have been classified as discontinued operations and prior year periods have been restated.

   o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenue was $9 million during the six months ended March 31, 2004 compared to $115 million during the six months ended March 31, 2003. Costs and expenses for US Leasing were $23 million during the six months ended March 31, 2004 compared to $81 million during the six months ended March 31, 2003. The net loss for US Leasing was $14 million for the six months ended March 31, 2004 compared to net earnings of $34 million for the six months ended March 31, 2003. See Notes 4 and 10 of Notes to Consolidated Financial Statements for a description of the Company's US Leasing assets as of March 31, 2004.

   o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. On March 31, 2004, the Company accepted a discounted prepayment by Comprendium of the four remaining payments due from the sale. The Company received 30.5 million euros in lieu of four payments of 9.5 million euros each, scheduled for payment in April 2004, April 2005, May 2006 and December 2006. The four additional payments would have been subject to reduction if certain customers exercised contractual termination provisions. The Company recorded a charge of approximately $2 million ($0.47 per share) in the three months ended March 31, 2004 to reflect the difference between the prepaid amount and the carrying value of the four scheduled payments. (see
     Note 4 of Notes to Consolidated Financial Statements). During the three months ended December 31, 2003, the Company recorded a $6 million charge against the note receivable balance due from the sale (see Note 4 of Notes to Consolidated Financial Statements). Revenue was $2 million for the six months ended March 31, 2004 compared to $81 million for the six months ended March 31, 2003. Costs and expenses for these operations were $8 million for the six months ended March 31, 2004 compared to $70 million for the six months ended March 31, 2003. Net loss was $6 million for the six months ended March 31, 2004 compared to net earnings of $8 million for the six months ended March 31, 2003.

   o International Leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A. (formerly known as Comdisco (Switzerland) S.A.), Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy Court on April 18, 2002. During the six months ended March 31, 2004 revenues and net earnings were $1 million. The revenues relate primarily to foreign exchange gains and are noncash. Revenues and cost and expenses were immaterial during the six months ended March 31, 2003.

         Net Earnings

     Net earnings were $32 million, or $7.49 per share-diluted, for the six months ended March 31, 2004 compared to net earnings of $45 million, or $10.76 per share-diluted, for the six months ended March 31, 2003.

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

     At March 31, 2004, the Company had unrestricted cash and cash equivalents of approximately $177 million, an increase of approximately $80 million compared to September 30, 2003. Net cash provided by operating activities for the six months ended March 31, 2004 was $125 million. Net cash used in investing activities of $3 million for the six months ended March 31, 2004 was primarily related to tax payments.

     The Company's operating activities during the six months ended March 31, 2004, including minimal capital expenditures, were funded by cash flows from operations (primarily lease and sale receipts). During the six months ended
March 31, 2004, the Company received approximately $38 million from the prepayment of the German note, $17 million in payments with respect to the participation interest in certain Agere lease payments, $8 million from the sale of equity securities and approximately $3 million from the sale of properties. The Company's cash expenditures are primarily operating expenses (principally compensation and professional services), dividends and payments to CDR holders.

     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of May 13, 2004, the
Company's   unrestricted   cash  balances   exceeded  $160  million.

     The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future. The Company is required to maintain sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments. See "Critical Accounting Policies" and "Risk Factors Related to the Company" for a discussion of the impact of Disputed Claims on the distributions.

     The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, timely payment by its customers, global economic conditions and controlling operating costs and expenses.

         Dividends

     In December 2003, the Company distributed approximately $50 million in the form of a dividend to stockholders paid on the Company's Common Stock. On April 16, 2004, the Company announced a cash dividend of $11.50 per share (an aggregate of $48.3 million) on the outstanding shares of its Common Stock, payable on May 6, 2004 to common stockholders of record on April 26, 2004. Comdisco intends to treat the dividend distributions for federal income tax purposes as a series of liquidating distributions in complete liquidation of the Company.

         Contingent Distribution Rights

     For financial reporting purposes, the Company accrues an operating expense for CDRs although the CDRs trade over-the-counter.

     In December 2003, the Company distributed a cash payment of $.0514 per CDR (an aggregate distribution of approximately $7.8 million) to CDR holders of record on December 1, 2003.

     In March 2004, the Company distributed a cash payment of $.0187 per CDR (an aggregate distribution of approximately $2.8 million). The aggregate payment of approximately $2.8 million was primarily an incremental payment related to the amended present value of the distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. disclosed in a Form 8-K/A filed with the SEC on December 16, 2003.

     On April 16, 2004, the Company announced a cash payment of $.0781 per CDR (an aggregate payment of approximately $11.8 million) payable on May 6, 2004 to CDR holders of record on April 26, 2004.

     Gross cash distributions related to general unsecured claims totaled $3.983 billion through May 6, 2004. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through
May 6, 2004 of approximately $3.632 billion made to initially allowed claimholders equates to a present value of $3.498 billion. The associated percentage recovery was approximately 96.4 percent as of May 6, 2004.

     See Critical Accounting Policies and Note 9 of Notes to Consolidated Financial Statements for a further discussion of CDRs and the methodology for estimating the CDR liability and the potential impact of the resolution of Disputed Claims on liquidity. See Recent Developments for a discussion of the Wells Fargo claim and its potential negative impact on future distributions. See Risk Factors--Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights and Impact of Reconsideration and Potential Allowance of Newly Filed Claims or Late Filed Claims or Previously Disallowed Claims.

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

         Uncertainties Relating to the Wind-down of Operations

     The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. The success of the Company's continuing wind-down of operations and implementation of the Order entered by the Bankruptcy court on April 15, 2004 is dependent on numerous factors, including the timing and amount of cash received from the monetization of its assets, the resolution of the remaining Disputed Claims, the ability of the disbursing agent to fulfill the positions of the current Board of Directors and executive officers and the ability of the Company to effectively consolidate its management structure and maintain its operations with limited personnel.

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

Current Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize on the Value of its Warrant and Equity Securities (collectively, "Equity Securities")

     Current market conditions have adversely affected, and may continue to adversely affect, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company's Equity Securities. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and may continue to adversely affect, the ability of the Company to realize value from its Equity Securities. Exacerbating these conditions is the fact that the Equity Securities held by the Company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company is unable to sell its Equity Securities. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Securities and the Company's business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company's portfolio to parties willing to lend to such companies. The liquidation preferences have had, and may continue to have, an adverse impact on the value of the Company's Equity Securities. For those Equity Securities without a public trading market, the realizable value of the Company's Equity Securities may prove to be lower than the carrying value currently reflected in the financial statements

         Company Exposed to Asset Concentration Risk

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change during the six months ended March 31, 2004 from the disclosures about interest rate and market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. See
Note 7 of Notes to Consolidated Financial Statements for a discussion of the changes in and the realization of gains on the Company's holding of iPass common stock.

     The Company's exposure to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity until realized, has been significantly reduced since September 30, 2003 as a result of the acceptance by the Company of a discounted prepayment by Comprendium Investments S.A. on March 31, 2004 of the four remaining payments due from the sale of the German Leasing Subsidiary and the subsequent repatriation in April 2004 of the funds received. See Note 4 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis--Recent Events". On April 29, 2004, the Company's exposure to the risk of future currency exchange rate fluctuations was further reduced by the completion of a mid-term off-lease sale with Cable & Wireless Plc for all equipment on lease as of March 31, 2004. See Management's Discussion and Analysis--Recent Events".

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

    3.2 By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968)

   10.1 Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund G, LLC
                 (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

   10.2 Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P.
                 (Incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

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

{b} Reports on Form 8-K

     Since the beginning of the second quarter of fiscal 2004, the Company filed the following current reports:

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

     On February 13, 2004, the Company filed a Current Report on Form 8-K dated February 13, 2004. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release on February 13, 2004 announcing a cash payment of $.0187 per right on its CDRs, payable on March 4, 2004 to CDR holders of record on February 23, 2004. The aggregate payment of approximately $2.8 million was primarily an incremental payment related to the amended present value of distributions to the initially allowed general unsecured creditors in the bankruptcy estate of Comdisco, Inc. disclosed in a Form 8-K/A filed with the SEC on December 16, 2003. The Report added the press release as an exhibit pursuant to Item 7.

     On February 18, 2004, the Company filed a Current Report on Form 8-K dated February 17, 2004. Pursuant to Item 9 of its Report, the Company reported that it had filed with the Bankruptcy court the Motion for an order in furtherance of its Plan seeking authority to appoint a disbursing agent, prior to August 12, 2004, to fulfill the roles of the Board of Directors and executive officers of the Company, to file a certificate of dissolution and to take such other measures as are necessary to complete the administration of the reorganized debtors' Plan and chapter 11 cases. The Report furnished the press release and the Motion as exhibits pursuant to Item 9.

     On February 23, 2004, the Company filed a Current Report on Form 8-K dated February 23, 2004. Pursuant to Item 5 of its Report, the Company reported that its subsidiary, Comdisco, Inc., had entered into agreements with Windspeed Acquisition Fund GP, LLC ("Windspeed") for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The Report added the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC; the Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquistion Fund, L.P.; and the press release as exhibits pursuant to Item 7.

     On March 2, 2004, the Company filed a Current Report on Form 8-K dated March 2, 2004. Pursuant to Item 9 of its Report, the Company reported that it had prepared a Report to Stakeholders and was currently in the process of distributing the Report to Stakeholders to holders of its common stock and contingent distribution rights, holders of disputed claims remaining in the bankruptcy and certain other interested parties. The Report furnished the letter from Ronald C. Mishler that was included in the Report to Stakeholders as an exhibit pursuant to Item 9.

     On April 13, 2004, the Company filed a Current Report on Form 8-K dated April 13, 2004. Pursuant to Item 5 of its Report, the Company reported that it had issued a press release announcing the discounted prepayment by Comprendium Investments S.A. of the remaining payments due from the sale of the company's German leasing subsidiary. The Report added the press release as an exhibit pursuant to Item 7.

     On April 16, 2004, the Company filed a Current Report on Form 8-K dated April 16, 2004. Pursuant to Item 5 of its Report, the Company reported that the Bankruptcy court entered an order (the "Order") granting the Motion. Also pursuant to Item 5 of its Report, the Company reported that on April 16, 2004, the company had issued a press release announcing that its Board of Directors had declared a cash dividend of $11.50 per share on the outstanding shares of its Common Stock, payable on May 6, 2004 to common stockholders of record on April 26, 2004. The Company also announced that it would make a cash payment of $.0781 per right on its CDRs, payable on May 6, 2004 to CDR holders of record on April 26, 2004. The Report added the press release as an exhibit pursuant to
Item 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMDISCO HOLDING COMPANY, INC.



        Dated: May 14, 2004              By: /s/ David S. Reynolds
                                         --------------------------
                                         Name:   David S. Reynolds
                                         Title:  Senior Vice President
                                                 and Controller
                                                 (Principal Financial Officer)