Form 10-Q
period 2004-06-30
COMDISCO HOLDING CO INC
filed 2004-08-12
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2004

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,196,022 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on July 23, 2004.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION........................................... 3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings (Loss) -- Three and nine months ended
   June 30, 2004 and 2003 (Unaudited)........................................ 5

   Consolidated Balance Sheets -- June 30, 2004 (Unaudited) and
   September 30, 2003 (Audited).............................................. 6

   Consolidated Statements of Cash Flows -- Nine months ended June 30, 2004 and 2003 (Unaudited)...................................................... 7

   Notes to Consolidated Financial Statements (Unaudited).................... 9

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................19

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 37

  Item 4.   Controls and Procedures......................................... 37

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 38

  Item 2.   Changes in Securities and Use of Proceeds....................... 38

  Item 3.   Defaults Upon Senior Securities................................. 38

  Item 4.   Submission of Matters to a Vote of Security Holders............. 38

  Item 5.   Other Information............................................... 38

  Item 6.   Exhibits and Reports on Form 8-K................................ 38

SIGNATURES.................................................................. 39

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


ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
     THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S PLAN OF REORGANIZATION (THE "PLAN") AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE
PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE.

     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.
--------------------------------------------------------------------------------

Wind-down of Operations: Resignation of Board of Directors and Officers and assumption of responsibilities by the Disbursing Agent

     On April 15, 2004, the Bankruptcy court entered an order (the "Order") granting the motion (the "Motion") that was filed on February 17, 2004 by the Company in furtherance of the Plan. A copy of the Motion was furnished to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of: the Company's common stock, contingent distribution rights ("CDRs"), and disputed claims remaining in the bankruptcy and also certain other interested parties.

     Pursuant to and in furtherance of the Order, on August 12, 2004, the following will occur:

   o The officers of the Company, including Ronald C. Mishler who has served as Chairman, Chief Executive Officer and President of the Company since August 2002, will resign their respective officer positions.

   o The Board of Directors will appoint Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc.

   o The Company will file a Certificate of Amendment to the Certificate of Incorporation of Comdisco Holding Company, Inc. (the "Certificate") with the State of Delaware amending the Company's Certificate to provide for a Board of Directors consisting of one member.

   o Four of the five individuals serving on the Board of Directors (Ronald C. Mishler (chairman), Jeffrey A. Brodsky, Robert M. Chefitz and William A. McIntosh) will resign their position as Directors. Randolph I. Thornton will not resign and will continue as sole director.

   o Randolph I. Thornton's appointment as Initial Disbursing Agent will become effective. As Initial Disbursing Agent, he will assume the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     Subsequently, pursuant to and in furtherance of the Order, the Company will file, on August 12, 2004, a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish Comdisco Holding Company, Inc.'s corporate existence with the State of Delaware except for the purpose of completing the wind-down contemplated by the Plan.

Wind-down of Operations: Management Incentive Compensation Plans and End of Term designation

     Following the Company's emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four reportable business units. These business units were: (i) US Leasing, which included leasing operations in the US and Canada and was managed by Comdisco, Inc.; (ii) European IT Leasing, which was managed by Comdisco Global Holding Company, Inc.; (iii) Ventures, which was managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management group (the "CAM group"). The Company's CAM group was responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence asset sales. The CAM group's operations were managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also included various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff.

     Each of the business units' management teams participated in Bankruptcy court-approved Compensation Plans. While the award opportunities differed for each of these units, the management incentive plan ("MIP"), as a whole, was intended to provide adequate compensation for retention of key employees and an incentive to maximize the value of each business unit's assets for the benefit of all stakeholders. The MIP included two components: Semiannual Performance Bonuses and Upside Sharing opportunities for specified employees. For purposes of the Upside Sharing plans, the Board of Directors determined that the business units had substantially completed their business unit objectives and declared End of Term (as defined in the Compensation Plans) for US Leasing as of May 31, 2004 and for Comdisco Ventures and CAM group as of April 30, 2004 and authorized payments to be made to participants in the respective business unit Upside Sharing Plans. Payments to eligible participants in US Leasing were made in July 2004. Payments to eligible participants for Comdisco Ventures and the CAM group were completed in June 2004. The European IT Leasing unit's compensation plan did not include an Upside Sharing component.

Wind-down of Operations: Consolidation of Business Units

     As a result of the substantial wind-down of operations, the declaration of End of Term for purposes of each business units' management incentive plan and the consolidation of the management structure, the Company believes that business segment results have become substantially irrelevant and, accordingly, the Company has consolidated its business units and has ceased to report independent business segment results beginning with this quarterly report on Form 10-Q.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)

                                                            Three months ended  Nine months ended
                                                                 June  30,          June 30,
                                                              ------  ------    ------    ------
                                                                2004    2003      2004      2003
                                                              ------  ------    ------    ------
Revenue
Leasing
     Operating                                                 $   1  $   24    $   13    $  115
     Direct financing                                              -       1         1         3
     Sales-type                                                    -       2         1         4
                                                              ------  ------    ------    ------
        Total leasing                                              1      27        15       122

Sales                                                             17      38        42        70
Technology services                                                -       2         1        12
Agere lease participation payment                                  1       -        25         -
Sale of properties                                                 -       -         5         -
Foreign exchange gain (loss)                                      (1)      6         -        22
Other                                                              3       4        13        13
                                                              ------  ------    ------    ------
        Total revenue                                             21      77       101       239
                                                              ------  ------    ------    ------
Costs and expenses
Leasing
     Operating                                                     1      21         7        98
     Sales-type                                                    -       2         1         4
                                                              ------  ------    ------    ------
        Total leasing                                              1      23         8       102

Sales                                                             16      32        33        68
Technology services                                                -       1         1         7
Selling, general and administrative                                6      18        25        53
Contingent distribution rights                                     3      22         4        38
Write-down of equity securities                                    1       7         1        15
Bad debt expense                                                  (2)    (27)      (10)      (74)
Interest                                                           -       1         -        25
                                                              ------  ------    ------    ------
     Total costs and expenses                                     25      77        62       234
                                                              ------  ------    ------    ------
Earnings from continuing operations before income
  taxes (benefit)                                                 (4)      -        39         5
Income taxes (benefit)                                            (2)     (1)      (10)        -
                                                              ------  ------    ------    ------
Earnings from continuing operations                               (2)      1        49         5
Earnings (loss) from discontinued operations, net of
tax                                                               10      39        (9)       80
                                                              ------  ------    ------    ------
Net earnings                                                  $    8  $   40    $   40    $   85
                                                              ======  ======    ======    ======

Basic earnings (loss) per common share:

  Earnings from continuing operations                         $(0.41) $ 0.24    $11.75    $ 1.12
  Earnings (loss) from discontinued operations                  2.29    9.25     (2.38)    19.13
                                                              ------  ------    ------    ------
  Net earnings                                                $ 1.88  $ 9.49    $ 9.37    $20.25
                                                              ======  ======    ======    ======
Diluted earnings (loss) per common share:

  Earnings from continuing operations                         $(0.41) $ 0.24    $11.75    $ 1.12
  Earnings (loss) from discontinued operations                  2.29    9.25     (2.38)    19.13
                                                              ------  ------    ------    ------
  Net earnings                                                $ 1.88  $ 9.49    $ 9.37    $20.25
                                                              ======  ======    ======    ======
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                   June 30,      September 30,
                                                     2004              2003
                                                 -----------      -----------
ASSETS
Cash and cash equivalents                        $       169      $        97
Cash - legally restricted                                 19               42
Receivables, net                                           4               41
Inventory of equipment                                     -                9
Leased assets:
  Direct financing and sales-type                          3               26
  Operating (net of accumulated depreciation)              2               16
                                                 -----------      -----------
    Net leased assets                                      5               42

Equity securities                                         13               18
Assets of discontinued operations                          8              113
Other assets                                               1               11
                                                 -----------      -----------
                                                 $       219      $       373
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                 $         4      $         6
Accrued income taxes                                      43               29
Liabilities related to assets of
 discontinued operations                                   1               11
Deferred income                                            2               27
Other liabilities:
  Accrued compensation                                    23               62
  Contingent distribution rights                          25               44
  Other                                                    3               12
                                                 -----------      -----------
   Total other liabilities                                51              118
                                                 -----------      -----------
                                                         101              191
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares.
   4,196,022 shares outstanding at June 30, 2004
   and 4,197,100 at September 30, 2003                     -                -
  Additional paid-in capital                             110              169
  Accumulated other comprehensive income                   8               13
  Retained earnings                                        -                -
  Common stock held in treasury, at cost; 3,978
   shares at June 30, 2004 and 2,900 at
   September 30, 2003                                      -                -
                                                 -----------      -----------
      Total stockholders' equity                         118              182
                                                 -----------      -----------
                                                 $       219      $       373
                                                 ===========      ===========


See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the nine months ended June 30, 2004 and 2003
                                                               2004        2003
                                                            -------     -------
Cash flows from operating activities:
   Operating lease and other leasing receipts               $    36     $   190
   Lease portfolio sales                                          -           7
   Sales of equipment                                            41          71
   Sales costs                                                   (1)         (2)
   Technology services receipts                                   1          14
   Technology services costs                                      -          (2)
   Note receivable receipts                                       1          74
   Warrant proceeds                                               9           3
   Other revenue                                                 35          17
   Selling, general and administrative expenses                 (58)        (39)
   Contingent distribution rights payments                      (23)         (5)
   Interest                                                       -         (37)
   Income taxes                                                  23         (18)
                                                            -------     -------
     Net cash provided by continuing operations                  64         273
     Net cash provided by discontinued operations                90         981
                                                            -------     -------
     Net cash provided by operating activities                  154       1,254
                                                            -------     -------

Cash flows from investing activities:
   Equipment purchased for leasing                               (1)         (5)
   Notes receivable                                               -          (1)
   Equity investments                                            (1)          -
   Equipment purchased for leasing by discontinued operations    (1)        (27)
   Other                                                          1          (1)
                                                            -------     -------
     Net cash used in investing activities                       (2)        (34)
                                                            -------     -------
Cash flows from financing activities:
   Cash used by discontinued operations                          (4)       (135)
   Net decrease in notes and term notes payable                   -      (1,085)
   Dividends paid on Common Stock                               (99)       (367)
   Decrease (increase) in legally restricted cash                23         (12)
   Other                                                          -         (37)
                                                            -------     -------
     Net cash used in financing activities                      (80)     (1,636)
                                                            -------     -------

Net increase (decrease) in cash and cash equivalents             72        (416)
Cash and cash equivalents at beginning of period                 97         546
                                                            -------     -------
Cash and cash equivalents at end of period                  $   169     $   130
                                                            =======     =======

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the nine months ended June 30, 2004 and 2003

                                                               2004        2003
                                                             ------      ------
Reconciliation of earnings from
 continuing operations to net cash provided by operating activities:

Earnings from continuing operations                          $   49      $    5

Adjustments to reconcile earnings from
 continuing operations to net cash provided by operating activities:

    Leasing costs, primarily depreciation and
     amortization                                                 8         102
    Leasing revenue, primarily principal portion
     of direct financing and sales-type lease rentals            20          68
    Cost of sales                                                32          66
    Technology services costs, primarily
       depreciation and amortization                              1           5
    Interest                                                      -         (12)
    Income taxes                                                 12         (18)
    Principal portion of notes receivable                         -          68
    Selling, general, and administrative expenses               (41)        (50)
    Contingent distribution rights                              (19)         38
    Lease portfolio sales                                        (1)          7
    Other, net                                                    3          (6)
                                                             ------      ------
          Net cash provided by continuing operations             64         273
          Net cash provided by discontinued operations           90         981
                                                             ------      ------
          Net cash provided by operating activities          $  154      $1,254
                                                             ======      ======





See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           June 30, 2004 and 2003

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

     Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which became responsible for the management of the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which became responsible for the management of the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (which became a direct wholly-owned subsidiary of Comdisco, Inc.), which became responsible for the management of the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management group ("CAM group") became responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations were managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also included various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism became a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc. On February 26, 2004, the Bankruptcy court entered an order closing the fully administered Prism cases effective March 5, 2004.

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

     Consummation of the Plan resulted in the election of a new Board of Directors for the Company (the "Board"). The Board is comprised of five members. The management director and Chairman is Ronald C. Mishler, Chief Executive Officer. The four additional members of the Board are Jeffrey A. Brodsky, Robert
M. Chefitz, William A. McIntosh and Randolph I. Thornton. (See Item 1 "Wind-down of Operations: Resignation of Board of Directors and Officers and assumption of responsibilities by the Disbursing Agent" regarding anticipated changes in the composition of the Board of Directors).

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

     Following is summary financial information for the Company's discontinued operations for the three and nine months ended June 30, 2004 and 2003 (in millions):


                                  Three months ended                Nine months ended
                                    June 30, 2004                     June 30, 2004
                                              German                             German
                                    Inter-    Leasing                   Inter-   Leasing
                            US      national  Sub-                US    national Sub-
                          Leasing   Leasing   sidiary  Total   Leasing  Leasing  sidiary  Total
                          -------   -------   -------  -----   -------  -------  -------  -----
Revenue                   $    21   $     -   $     -  $  21    $   30  $     1  $     2  $  33
                          =======   =======   =======  =====   =======  =======  =======  =====

Earnings (loss)
 from discontinued
  operations:
  Before income taxes     $    10   $     -   $     -   $  10  $    (4) $     1  $    (6) $  (9)
  Income taxes                  -         -         -       -        -        -        -      -
                          -------   -------   -------   -----  -------  -------  -------  -----
  Net earnings (loss)     $    10   $     -   $     -   $  10  $    (4) $     1  $    (6) $  (9)
                          =======   =======   =======   =====  =======  =======  =======  =====

                                  Three months ended                Nine months ended
                                    June 30, 2003                    June 30, 2003
                                               German                            German
                                    Inter-     Leasing                   Inter-  Leasing
                            US      national   Sub-              US     national Sub-
                          Leasing   Leasing    sidiary  Total  Leasing  Leasing  sidary   Total
                          -------   -------    -------  -----  -------  -------  ------   -----
Revenue                   $    55   $     -    $     1  $  56  $   170  $     2  $   80   $ 252
                          =======   =======    =======  =====  =======  =======  ======   =====
Gain on sale              $     -   $     7    $    24  $  31  $     -  $     7  $   24   $  31
                          =======   =======    =======  =====  =======  =======  ======   =====

Earnings from
  discontinued
  operations:
  Before income taxes     $    (3)   $    7    $    25  $  29  $    27  $     9  $   37   $  73
  Income taxes                (10)        -          -    (10)     (10)       -       3      (7)
                          -------   -------    -------  -----  -------  -------  ------   -----
  Net earnings            $     7   $     7    $    25  $  39  $    37  $     9  $   34   $  80
                          =======   =======    =======  =====  =======  =======  ======   =====




4.       Sale of Assets

         US Leasing

     On June 27, 2003, the Board of Directors approved a plan to sell substantially all of the assets of US Leasing and authorized management to enter into negotiations for the purpose of completing a sale transaction. On August 25, 2003, the Company announced that it had agreed to sell its U.S. information technology leasing business to Bay4 Capital Partners, LLC ("Bay4"). On September 9, 2003, the Company completed the sale to Bay4. Under the terms of the asset purchase agreement, and after completion of the post closing adjustments to the purchase price in October 2003, the Company received approximately $19.4 million in cash, and Bay4 assumed approximately $21.3 million in secured nonrecourse debt to third parties. The Company retained a secured non-recourse interest of approximately $27.3 million in certain other leases. In addition, the Company received a note in the amount of approximately $39.9 million payable primarily from the realization of the residual value of the assets (the "residual note"). Furthermore, the note evidenced the Company's right to share in the proceeds, if any, realized from the assets beyond the stated amount of the note.

     Through May 13, 2004, the Company had received approximately $29 million of payments on the residual note. On May 13, 2004, the remaining residual note balance and the Company's right to share were settled with Bay4 for $16.5 million. The Company realized a gain of approximately $6 million as a result of this transaction in the current quarter.

     In April 2004, Bay4 paid Comdisco approximately $15 million in payment of principal on the Company's retained secured non-recourse interest in certain leases purchased by Bay4. The remaining principal balance, which is included in assets of discontinued operations-US leasing, was approximately $5 million at June 30, 2004.

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

     For financial reporting purposes, at September 30, 2003, the four additional payments discussed above were included in the balance sheet as assets of discontinued operations. The results of operations of the Company's German Leasing Subsidiary for the three and nine months ended June 30, 2004 and 2003 are included in the statement of earnings (loss) as discontinued operations.

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

     The participation interest was included in Comdisco's June 30, 2004 and September 30, 2003 balance sheets in receivables at the present value of the minimum payments, or approximately $2 million and $24 million, respectively, and, in a like amount, in deferred income. During the three and nine months ended June 30, 2004, the Company received approximately $1 million and $25 million ($9 million in payments prior to the sale, $15 million from the sale and $1 million from the escrow in May 2004), respectively, in payments with respect to the participation interest. All proceeds related to the participation interest have and will be reflected in Comdisco's earnings when received.

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

     The only remaining property owned by the Company at June 30, 2004 was a day-care facility adjacent to the Company's headquarters, with an estimated fair market value of less than $1 million.


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

     The average daily borrowings outstanding during the nine months ended June 30, 2004 were nominal. This compares to average daily borrowings during the nine months ended June 30, 2003 of approximately $502 million, with a contractual weighted average interest rate of 8.68%.

6.        Receivables

     Receivables include the following as of June 30, 2004 and September 30, 2003 (in millions):

                                              June 30,       September 30,
                                                2004              2003
                                           -------------     ------------
Notes                                      $           2     $         27
Accounts                                               4               17
Other                                                  -                8
                                           -------------     ------------
Total receivables                                      6               52
Allowance for credit losses                           (2)             (11)
                                           -------------     ------------
Total                                      $           4     $         41
                                           =============     ============

         Notes

     Certain payments due from the Agere escrow are included in the balance sheet in Notes at the present value of the minimum lease payments, or approximately $2 million and $24 million at June 30, 2004 and September 30, 2003, respectively and, in a like amount, in Deferred income. As payments are received, the Company records earnings equal in amount to the payment received. See Note 4 of Notes to Consolidated Financial Statements.

     At September 30, 2003, Ventures had notes receivable of approximately $2.6 million. No Ventures notes were outstanding as of June 30, 2004. As part of a Ventures note transaction, the Company customarily received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists.


         Accounts

     Accounts receivable represent lease rentals, notes receivable and equipment sales proceeds due but unpaid as of the balance sheet date.

         Other

     Included in other receivables at June 30, 2004 is approximately $1.1 million of estimated collections on Ventures leases currently in default, offset by a foreign VAT payable of approximately $1.3 million.

         Allowance

     The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts, including estimated losses on future non-cancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses inherent within the receivables and lease portfolio, management assesses the collectability of its specific receivables and leases and also relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

     Changes in the allowance for credit losses for the nine months ended June 30, 2004 and 2003 were as follows (in millions):

                                            2004    2003
                                            ----    ----
Balance at beginning of period              $ 11    $162
Provision for credit losses                  (10)    (74)
Net credit recoveries (losses)                 1     (29)
                                            ----    ----
Balance at end of period                    $  2    $ 59
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

     Marketable equity securities:

     Ventures'   available-for-sale   security  holdings  were  as  follows  (in
millions):
                                       Gross          Gross
                                     unrealized    unrealized      Market
                              Cost     gains         losses        value
                              ----   ----------    ----------      ------
June 30,  2004                $  -   $        7    $        -      $    7
September 30, 2003            $  1   $       11    $        -      $   12


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 8 of Notes to Consolidated Financial Statements). At June 30, 2004, the Company held securities of four publicly-traded companies, Blue Nile, Inc., Atheros Communications, Inc., Cytokinetics, Inc. and NuVasive, Inc. Each of these holdings are subject to lock-up periods, which retrict the Company's ability to sell in the near term. At September 30, 2003, the Company held securities of one publicly-traded company, iPass, Inc. ("iPass"). The Company sold its holdings of iPass common stock in February 2004. The market value of the Company's holdings of iPass common stock of approximately $11 million at September 30, 2003 declined to approximately $7 million at the time of its sale in February 2004. The Company's practice is to sell its marketable equity securities upon the expiration of the lock-up period. The lock-up period for iPass expired in late January 2004.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in other revenue in the consolidated statements of earnings (loss). A gain of approximately $7 million from the sale of the Company's holdings in iPass is included in other revenue in the consolidated statements of earnings (loss) for the nine months ended June 30, 2004.

     Equity investments in private companies:

     On February 23,2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed Acquisition Fund GP, LLC ("Windspeed") for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The management agreement includes substantially all of the Company's warrant and equity investment portfolio. Windspeed will be entitled to certain fixed and declining management fees. Additionally, after the Company has realized a specified amount, Windspeed will share in the net receipts at various percentages. Copies of the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC (the former Comdisco Ventures, Inc.), dated as of February 20, 2004 by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC and the Limited Liability Company Agreement of
Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquisition Fund, L.P. were filed with the SEC on a Form 8-K pursuant to Item 5 on February 23, 2004. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies is being provided by Windspeed.

     The Company's policy for equity investments in privately held companies, which are non-quoted investments, is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Write-downs of equity securities totaled $1 million for three and nine months ended June 30, 2004, compared to $7 million and $15 million recorded in the three and nine months ended June 30, 2003, respectively.

8.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of June 30, 2004, the Company had 4,196,022 shares of Common Stock outstanding and 3,978 shares of Common Stock held in treasury.

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

     From September 30, 2003 to June 30, 2004, the Company distributed approximately $99 million in dividends on its Common Stock, including approximately $48.3 million in May 2004. Comdisco intends to treat the dividend distributions for federal income tax purposes as a series of liquidating distributions in complete liquidation of the Company.

         Stockholders' equity consists of the following (in millions):

                                                     Additional    Accumulated
                                           Common      paid-in    other compre-   Retained
                                            Stock      capital    hensive income  earnings   Total
                                           ------    ----------   --------------  --------  ------
Balance at September 30, 2003              $     -   $      169   $           13  $      -  $  182
Net earnings                                                                            40      40
Translation adjustment                                                        (1)               (1)
Change in unrealized gain                                                     (4)               (4)
                                                                                            ------
   Total comprehensive income                                                                   35
Liquidating dividend                                        (59)                       (40)    (99)
                                           ------    ----------   --------------  --------  ------
Balance at June 30, 2004                   $    -    $      110   $            8  $      -  $  118
                                           ======    ==========   ==============  ========  ======


         Total comprehensive income (loss) consists of the following (in millions):

                                                          Three months             Nine months
                                                         ended June 30,           ended June 30,
                                                       2004          2003       2004          2003
                                                       ----          ----       ----          ----
Foreign currency translation adjustments               $ (1)         $(38)      $ (1)         $ (4)

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                      7             1          5             2
  Reclassification adjustment for gains
   included in earnings before income taxes              (1)           (1)        (9)           (2)
                                                       ----          ----       ----          ----
Net unrealized gains (losses), before
   income taxes                                           6             -         (4)            -
Income taxes                                              -             -          -             -
                                                       ----          ----       ----          ----
Net unrealized gains (losses)                             6             -         (4)            -
                                                       ----          ----       ----          ----
Other comprehensive income (loss)                         5           (38)        (5)           (4)
Net earnings                                              8            40         40            85
                                                       ----          ----       ----          ----
Total comprehensive income                             $ 13          $  2       $ 35          $ 81
                                                       ====          ====       ====          ====

9.       Other Financial Information

     Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral supporting letters of credit, cash and cash equivalents related to the Company's employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts as a result of the various proposed or completed asset sales. Legally restricted cash is comprised of the following at June 30, 2004 and September 30, 2003 (in millions):

                                              June 30,       September 30,
                                                2004              2003
                                           -------------     ------------
SunGard escrow                             $           -     $          1
Letter of credit                                       -                3
Incentive compensation escrows                        18               37
Other                                                  1                1
                                           -------------     ------------
                                           $          19     $         42
                                           =============     ============

     In November 2003, the Company and SunGard resolved all disputed matters associated with the SunGard escrow and, as a result, the Company received $763,000. The Company's exposure at September 30, 2003 on the letter of credit was eliminated in November 2003 by the customer prepaying the obligation underlying the letter of credit. The decrease in the incentive compensation escrow is primarily the result of payments, approved by the Board of Directors, made during the nine months ended June 30, 2004 under the Company's Bankruptcy court approved compensation plans.

     Other assets consist of the following (in millions):

                                              June 30,      September 30,
                                                2004              2003
                                           -------------     ------------
Deferred costs                             $           -     $          5
Prepaid expenses                                       -                2
Deposits on rent                                       -                1
Other                                                  1                3
                                           -------------     ------------
                                           $           1     $         11
                                           =============     ============

         Other liabilities consist of the following (in millions):

                                              June 30,       September 30,
                                                2004              2003
                                           -------------     ------------

Accrued compensation                       $          23     $         62
CDRs                                                  25               44
Other:
  Customer advances, deposits                          -                7
  Taxes other than income                              1                2
  Accrued professional services                        -                1
  Due SunGard                                          -                1
  Other                                                2                1
                                          --------------    -------------
   Total other                                         3               12
                                          --------------    -------------
                                          $           51    $         118
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans. The decrease in the accrued compensation liability from $62 million at September 30, 2003 to $23 million at June 30, 2004 is primarily the result of payments made by the Company under its Bankruptcy court approved management incentive compensation plans. (See Item 1 "Wind-down of Operations: Management Incentive Compensation Plans and End of Term designation").

     From October 2003 to June 2004, the Company made payments to holders of CDRs totaling approximately $23 million. CDR expense was approximately $4 million in the nine months ended June 30, 2004. Accordingly, the liability for CDRs has decreased from $44 million to $25 million from September 30, 2003 to June 30, 2004, respectively.

     Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of Statement of Financial and Accounting Standards No. 5, Accounting For Contingencies ("SFAS No. 5"). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimable as of the balance sheet date.

     The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and on the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc.

     The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact book equity for financial reporting purposes at June 30, 2004: the estimated fair market value of the remaining property held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 4 and 6 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors are shared with CDR holders. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

     The remaining estimated Disputed Claims in the bankruptcy estate of Comdisco, Inc. were $289 million at June 30, 2004. The Company does not expect the Disputed Claims Reserve to change with the next scheduled quarterly distribution on August 16, 2004. Two groups of Disputed Claims (related to the Shared Investment Plan and a Ventures' compensation plan dispute) represent approximately 78 percent of the remaining aggregate estimated amount. The portion of the CDR liability that is based on the resolution of Disputed Claims assumes the entire $289 million of estimated Disputed Claims are allowed. Utilizing the June 30, 2004 assumptions, if the liability had been calculated as if the entire $289 million of estimated Disputed Claims are disallowed, the incremental expense for the nine months ended June 30, 2004 would have been approximately $110 million.

     Gross cash distributions related to general unsecured claims totaled $3.983 billion through August 12, 2004. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve, where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from Bankruptcy on August 12, 2002. The gross distributions through August 12, 2004 of approximately $3.632 billion made to initially allowed claimholders equates to a present value of $3.498 billion. The associated percentage recovery was approximately 96.4 percent as of August 12, 2004.


10.       Financial Information by Segment and Geographic Area

     The Company has consolidated its business units and has ceased to report independent business segment results beginning with this quarterly report on Form 10-Q.

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                        Three months          Nine months
                                        ended June 30,       ended June 30,
                                       2004       2003       2004       2003
                                       ----       ----       ----       ----
North America                          $ 11       $ 40       $ 71       $159
Europe                                   10         37         30         77
Pacific Rim                               -          -          -          3
                                       ----       ----       ----       ----
Total                                  $ 21       $ 77       $101       $239
                                       ====       ====       ====       ====


     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                              June 30,      September 30,
                                                2004              2003
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  206   $177     $ 286   $128
Europe                                         12     10        84     10
Pacific Rim                                     1      1         3      1
                                           ------   ----     ------  ----
Total                                      $  219   $188     $ 373   $139
                                           ======   ====     ======  ====

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

--------------------------------------------------------------------------------
     THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S PLAN OF REORGANIZATION AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE.

     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.
--------------------------------------------------------------------------------

General

          Wind-Down of Operations: Reductions in assets, revenues, cash flows and employees since emerging from bankruptcy

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. The Company's asset base has decreased by approximately 91 percent to $219 million at June 30, 2004 from $2.341 billion at September 30, 2002, and has decreased by 41 percent from $373 million at September 30, 2003. At June 30, 2004, assets other than cash were approximately $31 million. Total revenue and net cash provided by operating activities have decreased by 58 percent and 88 percent, respectively, during the nine months ended June 30, 2004 as compared to the prior year period. The Company expects total revenue and net cash provided by operating activities to continue to decrease until the wind-down of its operations is completed; however, the Company cannot accurately predict the net amount to be realized, or the timing of such realization, from the continued monetization of its assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

     The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of August 1, 2004, the Company had a total of 25 employees, a decrease of approximately 96 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. On January 6, 2004, the Bankruptcy court approved an order granting authority for the Company to migrate from its legacy mainframe-based information system to a simplified, alternative information system which the Company completed by April 30, 2004.

          Wind-down of Operations: Resignation of Board of Directors and Officers and assumption of responsibilities by the Disbursing Agent

     On April 15, 2004, the Bankruptcy court entered an order (the "Order") granting the motion (the "Motion") that was filed on February 17, 2004 by the Company in furtherance of the Plan. A copy of the Motion was furnished to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of: the Company's common stock, contingent distribution rights ("CDRs"), and disputed claims remaining in the bankruptcy and also certain other interested parties.

     Pursuant to and in furtherance of the Order, on August 12, 2004, the following will occur:

   o The officers of the Company, including Ronald C. Mishler who has served as Chairman, Chief Executive Officer and President of the Company since August 2002, will resign their respective officer positions.

   o The Board of Directors will appoint Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc.

   o The Company will file a Certificate of Amendment to the Certificate of Incorporation of Comdisco Holding Company, Inc. (the "Certificate") with the State of Delaware amending the Company's Certificate to provide for a Board of Directors consisting of one member.

   o Four of the five individuals serving on the Board of Directors (Ronald C. Mishler (chairman), Jeffrey A. Brodsky, Robert M. Chefitz and William A. McIntosh) will resign their position as Directors. Randolph I. Thornton will not resign and will continue as the sole director.

   o Randolph I. Thornton's appointment as Initial Disbursing Agent will become effective. As Initial Disbursing Agent, he will assume the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     Subsequently, pursuant to and in furtherance of the Order, the Company will file, on August 12, 2004, a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish Comdisco Holding Company, Inc.'s corporate existence with the State of Delaware except for the purpose of completing the wind-down contemplated by the Plan.

          Wind-down of Operations: Management Incentive Compensation Plans and End of Term designation

     Following the Company's emergence from bankruptcy on August 12, 2002, the Company's operations were reorganized into four re portable business units. These business units were: (i) US Leasing, which included leasing operations in the US and Canada and was managed by Comdisco, Inc.; (ii) European IT Leasing, which was managed by Comdisco Global Holding Company, Inc.; (iii) Ventures, which was managed by Comdisco Ventures, Inc.; and (iv) the Corporate Asset Management group ("CAM group"). The Company's CAM group was responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence asset sales. The CAM group's operations were managed through Comdisco, Inc. For business segment reporting purposes, the CAM group also included various corporate assets and liabilities managed by Comdisco Holding Company, Inc. corporate staff.

     Each of the business units' management teams participated in Bankruptcy court-approved Compensation Plans. While the award opportunities differed for each of these units, the management incentive plan ("MIP"), as a whole, was intended to provide adequate compensation for retention of key employees and an incentive to maximize the value of each business unit's assets for the benefit of all stakeholders. The MIP included two components: Semiannual Performance Bonuses and Upside Sharing opportunities for specified employees. For purposes of the Upside Sharing plans, the Board of Directors determined that the business units had substantially completed their business unit objectives and declared End of Term (as defined in the Compensation Plans) for US Leasing as of May 31, 2004 and for Comdisco Ventures and CAM group as of April 30, 2004 and authorized payments to be made to participants in the respective business unit Upside Sharing Plans. Payments to eligible participants in US Leasing were made in July 2004. Payments to eligible participants for Comdisco Ventures and the CAM group were completed in June 2004. The European IT Leasing unit's compensation plan did not include an Upside Sharing component.

          Wind-down of Operations: Consolidation of Business Units

     As a result of the substantial wind-down of operations, the declaration of End of Term for purposes of each business units' management incentive plan and the consolidation of the management structure, the Company believes that business segment results have become substantially irrelevant and, accordingly, the Company has consolidated its business units and has ceased to report independent business segment results beginning with this quarterly report on Form 10-Q.

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

     The Company's revenues are generated primarily by its existing lease base, sales of equipment from inventory, off-lease sales, its participation interest in certain Agere lease payments, sale of equity securities and from recoveries on periously written-off accounts. Because of the Company's declining assets, revenue has declined significantly in the current year period compared to the year earlier period and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily depreciation of leased equipment, cost of equipment sold, CDRs, and selling, general and administrative expense (including legal costs associated with the administration and/or litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of the expense associated with the liability for CDRs.

     All funds generated from the Company's remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Dividends paid on Common Stock and payments to CDR holders were $99 million and $23 million, respectively, in the nine months ended June 30, 2004. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

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

     The Company's assets at June 30, 2004 consist primarily of cash, receivables, leased assets and equity securities. The Company believes that its collections on leases in default, recoveries on accounts previously written off, and proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets.

       Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts that had been previously written off. A substantial number of such recoveries involve prior lessees or debtors who are now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. It is management's expectation that actual collections and recoveries will exceed the approximately $1.1 million receivable amount reflected in the Company's financial statements as of June 30, 2004 (see
       Note 6 of Notes to Consolidated Financial Statements). The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors Relating to the Company", entitled "Uncertainties in Collections and Recoveries."

       Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 7 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of June 30, 2004. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see discussion below), at June 30, 2004 for its common stock, preferred stock and warrants in private companies was approximately $25 million. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors Relating to the Company", entitled "Current Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

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

     Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of Statement of Financial and Accounting Standards No. 5, Accounting For Contingencies ("SFAS No. 5"). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimable as of the balance sheet date.

     The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc.

     The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact book equity for financial reporting purposes at June 30, 2004: the estimated fair market value of the remaining property held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 4 and 6 of Notes to Consolidated Financial Statements for further discussion of these items. In addition, the liability for CDRs is calculated as if all remaining Disputed Claims are allowed. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors are shared with CDR holders. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

     The remaining estimated Disputed Claims in the bankruptcy estate of Comdisco, Inc. were $289 million at June 30, 2004. The Company does not expect the Disputed Claims Reserve to change with the next scheduled quarterly distribution on August 16, 2004. Two groups of Disputed Claims (related to the Shared Investment Plan and a Ventures' compensation plan dispute) represent approximately 78 percent of the remaining aggregate estimated amount. The portion of the CDR liability that is based on the resolution of Disputed Claims assumes the entire $289 million of estimated Disputed Claims are allowed. Utilizing the June 30, 2004 assumptions, if the liability had been calculated as if the entire $289 million of estimated Disputed Claims are disallowed, the incremental expense for the nine months ended June 30, 2004 would have been approximately $110 million.


   o Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in over two hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The management agreement includes substantially all of the Company's warrant and equity investment portfolio. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies will be provided by Windspeed. The carrying value of the Company's Equity Investments in Private Companies was approximately $6 million at June 30, 2004.

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

Recent Developments

     See Item 2 "General" for a discussion of the wind-down of operations.


Results of Operations

     Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the June 30, 2004 consolidated financial statements.

Three  Months  Ended  June 30, 2004  Compared  to  the  Three  Months Ended
June 30, 2003

         Total Revenue

     Total revenue decreased 73 percent to $21 million for the three months ended June 30, 2004 from $77 million for the three months ended June 30, 2003. The decrease is due to lower revenues from all of the Company's operations. Since September 30, 2002, the Company has monetized a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). Furthermore, the Company's business purpose is limited to selling, collecting, or otherwise reducing to money in an orderly manner the remaining assets of the Company. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets. Accordingly, the Company expects continued declines in total revenue as its asset base continues to decline.

         Total Leasing Revenue

     Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 96 percent to $1 million for the three months ended June 30, 2004 from $27 million for the three months ended June 30, 2003. The decrease is primarily due to the continued orderly run-off of the lease base, the absence of any significant new business volume and the sale of leased assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment.

         Sales Revenue

     The Company generates sales revenue from two sources: (a) the sale of equipment from its inventory; and (b) the sale of equipment to the lessee either at original lease termination or during the original lease. Given the Company's limited business purpose, it generally conducts these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales decreased 55 percent to $17 million for the three months ended June 30, 2004 from $38 million for the three months ended June 30, 2003. Sales revenue in the three months ended June 30, 2004 is primarily due to a mid-term off-lease sale with Cable & Wireless Plc for all equipment on lease as of March 31, 2004 for 6.925 million GBP, which was approximately its net book value. The amount was converted into $12.1 million and repatriated to the U.S. The sale was completed April 29, 2004.

         Technology Services Revenue

     Revenues from technology services were nominal and $2 million for the three months ended June 30, 2004 and 2003, respectively.

         Agere lease participation payment

     During the three months ended June 30, 2004, the Company recorded $1 million of revenue from its interest in certain lease rental payments from Agere.

         Other Revenue

     Other revenue decreased 25 percent to $3 million for the three months ended June 30, 2004 from $4 million for the three months ended June 30, 2003. The components of other revenue were as follows (in millions):

                                            Three months
                                            ended June 30,
                                          2004          2003
                                          ----          ----
Sale of equity holdings                   $  1          $  1
Interest income on notes                     -             1
Investment income                            -             -
Other                                        2             2
                                          ----          ----
Total other revenue                       $  3          $  4
                                          ====          ====


     Interest income on notes was nominal in the current quarter compared to $1 million for the three months ended June 30, 2003. The decrease is due to the declining number and amount of notes receivable. Other includes interest earned on cash balances, a refund from the State of Illinois from an overpayment of sales taxes and other miscellaneous receipts.

         Total Costs and Expenses

     Total operating costs and expenses decreased 68 percent to $25 million for the three months ended June 30, 2004 from $77 million for the three months ended June 30, 2003. The Company expects total costs and expenses to continue to decline in the near term, subject to volatility in the amount of the expense associated with the liability for CDRs, as compared to fiscal 2003, as a result of continued declines in assets, the consolidation of its management structure into a single business unit and the appointment of a disbursing agent to fulfill the roles of the Board of Directors and executive officers of the Company.


         Total Leasing Costs and Expenses

     Total leasing costs and expenses decreased 96 percent to $1 million for the three months ended June 30, 2004 from $23 million for the three months ended June 30, 2003. Total leasing costs and expenses are comprised of two components:
(i) operating lease costs and expenses and (ii) sales-type lease costs and expenses. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment.

         Sales Costs and Expenses

     Sales costs and expenses decreased 50 percent to $16 million for the three months ended June 30, 2004 from $32 million for the three months ended June 30, 2003. The decrease in the current year period compared to the prior year period reflects the decline in equipment available for sale.

         Technology Services Costs and Expenses

     Services costs were nominal for the three months ended June 30, 2004 compared to $1 million for the three months ended June 30, 2003.

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 67 percent to $6 million for the three months ended June 30, 2004 from $18 million for the three months ended June 30, 2003. The following table summarizes selling, general and administrative expenses (in millions):


                                             Three months
                                            ended June 30,
                                          2004          2003
                                          ----          ----
Compensation and benefits                 $  3          $  9
Outside professional services                3             6
Other expenses                               -             3
                                          ----          ----
                                          $  6          $ 18
                                          ====          ====

     The decrease in compensation and benefits in the current year compared to the year earlier period reflects the continued reduction in personnel. Outside professional fees for the three months ended June 30,2004 include general corporate professional fees as well as legal fees incurred primarily for claims still pending in the bankruptcy estate. The decrease in outside professional services is consistent with the reduction of assets of the Company, and the reduction of disputed claims.

         Contingent Distribution Rights

     The Company recorded $3 million of expense associated with the liability for CDRs in the three months ended June 30, 2004 compared to $22 million for the three months ended June 30, 2003. See "Critical Accounting Policies" and "Liquidity and Capital Resources--Contingent Distribution Rights" for a discussion of the CDR liability.

         Write-down of Equity Securities

     The charge for write-down of equity securities for the three months ended June 30, 2004 was $1 million compared to $7 million for the three months ended June 30, 2003. The decrease reflects the overall reduction in the carrying value of the Company's privately-held equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans (see "Critical Accounting Policies" for a discussion of equity investments in private companies).

         Bad Debt Expense

     Bad debt expense was $(2) million for the three months ended June 30, 2004 and $(27) million for the three months ended June 30, 2003. The negative provisions are primarily due to better than anticipated collection results during the three months ended June 30, 2004 and 2003 on the Company's assets, improving market and economic conditions (including continued low interest rates) and management's estimate of the reserves necessary for the Company's remaining assets as of June 30, 2004. See Note 6 of Notes to Consolidated Financial Statements.

         Interest Expense

     Interest expense was nominal during the three months ended June 30, 2004 compared to $1 million for the three months ended June 30, 2003. The decrease in the current year period compared to the year earlier period is due to lower average daily borrowings during the current year period.

         Income Taxes

     During the quarter ended June 30, 2004, the Company made significant progress in the settlement of certain income tax liabilities with certain global tax authorities, including authorities in Canada and Europe. In addition, the Company and the Internal Revenue Service have settled certain income tax matters for years through 2001. Accordingly, an income tax benefit of $2 million was recorded for the three months ended June 30, 2004.

         Earnings from Continuing Operations

     Loss from continuing operations was $2 million for the three months ended June 30, 2004, or $0.41 per share-diluted, compared to earnings from continuing operations of $1 million for the three months ended June 30, 2003, or $0.24 per share-diluted.

         Discontinued Operations

     Earnings from discontinued operations were $10 million, or $2.29 per share-diluted, for the three months ended June 30, 2004 compared to earnings from discontinued operations of $39 million, or $9.25 per share-diluted, for the three months ended June 30, 2003. The results of operations for US Leasing operations, the German Leasing Subsidiary and International Leasing have been classified as discontinued operations and prior year periods have been restated.

   o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenue was $21 million during the three months ended June 30, 2004 compared to $55 million during the three months ended June 30, 2003. Costs and expenses for US Leasing were $11 million during the three months ended June 30, 2004 compared to $58 million during the three months ended June 30, 2003. The net earnings for US Leasing were $10 million for the three months ended June 30, 2004 compared to net earnings of $7 million for the three months ended June 30, 2003. On May 13, 2004, the remaining residual note balance and the Company's right to share were settled with Bay4 for $16.5 million. The Company realized a gain of approximately $6 million as a result of this transaction in the third quarter of fiscal 2004.See Note 4 of Notes to Consolidated Financial Statements for a description of the Company's US Leasing assets as of June 30, 2004.

   o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. On March 31, 2004, the Company accepted a discounted prepayment by Comprendium of the four remaining payments due from the sale. The Company received 30.5 million euros in lieu of four payments of 9.5 million euros each, scheduled for payment in April 2004, April 2005, May 2006 and December 2006. The four additional payments would have been subject to reduction if certain customers exercised contractual termination provisions. The Company recorded a charge of approximately $2 million ($0.47 per share) in the three months ended March 31, 2004 to reflect the difference between the prepaid amount and the carrying value of the four scheduled payments. (see
     Note 4 of Notes to Consolidated Financial Statements). Revenue was nominal for the three months ended June 30, 2004, compared to $1 million for the three months ended June 30, 2003. Costs and expenses for these operations were nominal in the three months ended June 30, 2004 and 2003. Net earnings were nominal for the three months ended June 30, 2004 compared to net earnings of $25 million for the three months ended June 30, 2003.

   o International Leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A. (formerly known as Comdisco (Switzerland) S.A.), Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy court on April 18, 2002. During the three months ended June 30, 2004 revenues and net earnings were nominal compared to net earnings of $7 million for the three months ended June 30, 2003.

         Net Earnings

     Net earnings were $8 million, or $1.88 per share-diluted, for the three months ended June 30, 2004 compared to net earnings of $40 million, or $9.49 per share-diluted, for the three months ended June 30, 2003.

Nine Months Ended June 30, 2004 Compared to  the Nine Months Ended June 30, 2003

         Total Revenue

     Total revenue decreased 58 percent to $101 million for the nine months ended June 30, 2004 from $239 million for the nine months ended June 30, 2003. Since September 30, 2002, the Company has monetized a substantial amount of assets through portfolio sales, sales of stock in subsidiaries (see Note 4 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers. Furthermore, the Company's business purpose is limited to selling, collecting, or otherwise reducing to money in an orderly manner the remaining assets of the Company. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets. Accordingly, the Company expects continued declines in total revenue throughout the wind-down of its operations as its asset base continues to decline.

         Total Leasing Revenue

     Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 88 percent to $15 million for the nine months ended June 30, 2004 from $122 million for the nine months ended June 30, 2003. The decrease is primarily due to the continued orderly run-off of the lease base, the absence of any significant new business volume and the sale of leased assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment.

         Sales Revenue

     The Company generates sales revenue from two sources: (a) the sale of equipment from its inventory; and (b) the sale of equipment to the lessee either at original lease termination or during the original lease. Given the Company's limited business purpose, it generally conducts these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales decreased 40 percent to $42 million for the nine months ended June 30, 2004 from $70 million for the nine months ended June 30, 2003.

         Technology Services Revenue

     Revenues from technology services were $1 million and $12 million for the nine months ended June 30, 2004 and 2003, respectively.

         Agere lease participation payment

     During the nine months ended June 30,2004, the Company recorded $9 million of revenue from its interest in certain lease rental payments from Agere and an additional $16 million from the cash portion of the sale of its remaining participation interest.

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

          Other Revenue

     The components of other revenue were as follows (in millions):

                                             Nine months
                                            ended June 30,
                                          2004          2003
                                          ----          ----
Sale of equity holdings                   $  9          $  2
Interest income on notes                     -             7
Investment income                            -             -
Other                                        4             4
                                          ----          ----
Total other revenue                       $ 13          $ 13
                                          ====          ====

     The revenue from the sale of equity holdings for the nine months ended June 30, 2004 is primarily from the sale of the Company's holdings in iPass, Inc. during the three months ended March 31, 2004.

     Interest income on notes was nominal in the nine months ended June 30, 2004 compared to $7 million for the nine months ended June 30, 2003. The decrease is due to the declining number and amount of notes receivable.

         Total Costs and Expenses

     Total operating costs and expenses decreased 74 percent to $62 million for the nine months ended June 30, 2004 from $234 million for the nine months ended June 30, 2003. The Company expects total costs and expenses to continue to decline, subject to volatility in the amount of the expense associated with the liability for CDRs, as compared to fiscal 2003, as a result of continued declines in assets, the consolidation of its management structure into a single business unit and the appointment of a disbursing agent to fulfill the roles of the Board of Directors and executive officers of the Company.

         Total Leasing Costs and Expenses

     Total leasing costs and expenses decreased 92 percent to $8 million for the nine months ended June 30, 2004 from $102 million for the nine months ended June 30, 2003. Total leasing costs and expenses are comprised of two components: (i) operating lease costs and expenses and (ii) sales-type lease costs and expenses. Operating and sales-type lease costs declined in all business segments in the current year period compared to the prior year period. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment.

         Sales Costs and Expenses

     Sales costs and expenses decreased 51 percent to $33 million for the nine months ended June 30, 2004 from $68 million for the nine months ended June 30, 2003.
         Technology Services Costs and Expenses

     Services costs were $1 million for the nine months ended June 30, 2004 compared to $7 million for the nine months ended June 30, 2003.

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 53 percent to $25 million for the nine months ended June 30, 2004 from $53 million for the nine months ended June 30, 2003. The following table summarizes selling, general and administrative expenses (in millions):

                                              Nine months
                                            ended June 30,
                                          2004          2003
                                          ----          ----
Compensation and benefits                 $ 14          $ 27
Outside professional services                9            24
Other expenses                               2             2
                                          ----          ----
                                          $ 25          $ 53
                                          ====          ====

     Compensation and benefits for the nine months ended June 30,2004 includes estimated amounts payable under the Bankruptcy court approved Upside Sharing Plans. The decrease in compensation and benefits in the current year compared to the year earlier period reflected the continued reduction in personnel, offset by costs associated with the Upside Sharing Plans. Outside professional fees for the nine months ended June 30,2004 include general corporate professional fees as well as legal fees incurred primarily for claims still pending in the bankruptcy estate. The decrease in outside professional services is consistent with the reduction of assets of the Company, and the reduction of disputed claims.

         Contingent Distribution Rights

     The Company recorded $4 million of expense associated with the liability for CDRs in the nine months ended June 30, 2004 compared to $38 million for the nine months ended June 30, 2003. See "Critical Accounting Policies" and "Liquidity and Capital Resources--Contingent Distribution Rights" for a discussion of the CDR liability.

         Write-down of Equity Securities

     The charge for write-down of equity securities decreased 93 percent to $1 million for the nine months ended June 30, 2004 from $15 million for the nine months ended June 30, 2003. The decrease reflects the overall reduction in the carrying value of the Company's privately-held equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans (see "Critical Accounting Policies" for a discussion of equity investments in private companies).

         Bad Debt Expense

     Bad debt expense was $(10) million for the nine months ended June 30, 2004 and $(74) million for the nine months ended June 30, 2003. The negative provisions are primarily due to better than anticipated collection results during the nine months ended June 30, 2004 and 2003 on the Company's assets, improving market and economic conditions (including continued low interest rates) and management's estimate of the reserves necessary for the Company's remaining assets as of June 30, 2004 (See Note 6 of Notes to Consolidated Financial Statements).

         Interest Expense

     Interest expense was nominal during the nine months ended June 30, 2004 compared to $25 million for the nine months ended June 30, 2003. The decrease in the current year period compared to the year earlier period is due to lower average daily borrowings during the current year period.

         Income Taxes

     During the nine months ended June 30, 2004, the Company made significant progress in the settlement of certain income tax liabilities with certain global tax authorities, including authorities in Canada and Europe. In addition, the Company and the Internal Revenue Service have settled certain income tax matters for years through 2001. Accordingly, an income tax benefit of $10 million was recorded for the nine months ended June 30, 2004.

     In October 2003, the Company's United Kingdom subsidiary received a tax refund of approximately GBP 15 million relating to the 2002 tax year. The UK Inland Revenue has one year to challenge and propose any adjustments to this refund. The Company expects to recognize any benefit of this refund when Inland Revenue completes its review.

         Earnings from Continuing Operations

     Earnings from continuing operations were $49 million for the nine months ended June 30, 2004, or $11.75 per share-diluted, compared to earnings of $5 million for the nine months ended June 30, 2003, or $1.12 per share-diluted.

         Discontinued Operations

     Loss from discontinued operations was $9 million, or $2.38 per share-diluted, for the nine months ended June 30, 2004 compared to earnings of $80 million, or $19.13 per share-diluted, for the nine months ended June 30, 2003. The results of operations for US Leasing operations, the German Leasing Subsidiary and International Leasing have been classified as discontinued operations and prior year periods have been restated.

   o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenue was $30 million during the nine months ended June 30, 2004 compared to $170 million during the nine months ended June 30, 2003. Costs and expenses for US Leasing were $34 million during the nine months ended June 30, 2004 compared to $143 million during the nine months ended June 30, 2003. The net loss for US Leasing was $4 million for the nine months ended June 30, 2004 compared to net earnings of $37 million for the nine months ended June 30, 2003. See Notes 4 and 10 of Notes to Consolidated Financial Statements for a description of the Company's US Leasing assets as of June 30, 2004.

   o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. On March 31, 2004, the Company accepted a discounted prepayment by Comprendium of the four remaining payments due from the sale. The Company received 30.5 million euros in lieu of four payments of 9.5 million euros each, scheduled for payment in April 2004, April 2005, May 2006 and December 2006. The four additional payments would have been subject to reduction if certain customers exercised contractual termination provisions. The Company recorded a charge of approximately $2 million ($0.47 per share) in the three months ended March 31, 2004 to reflect the difference between the prepaid amount and the carrying value of the four scheduled payments. During the three months ended December 31, 2003, the Company recorded a $6 million charge against the note receivable balance due from the sale (see
     Note 4 of Notes to Consolidated Financial Statements). Revenue was $2 million for the nine months ended June 30, 2004 compared to $104 million for the nine months ended June 30, 2003. Costs and expenses for these operations were $8 million for the nine months ended June 30, 2004 compared to $67 million for the nine months ended June 30, 2003. Net loss was $6 million for the nine months ended June 30, 2004 compared to net earnings of $34 million for the nine months ended June 30, 2003.

   o International Leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A. (formerly known as Comdisco (Switzerland) S.A.), Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy Court on April 18, 2002. During the nine months ended June 30, 2004 revenues and net earnings were $1 million. The revenues relate primarily to foreign exchange gains and are noncash. Revenues and net earnings were $9 million during the nine months ended June 30, 2003.

         Net Earnings

     Net earnings were $40 million, or $9.37 per share-diluted, for the nine months ended June 30, 2004 compared to net earnings of $85 million, or $20.25 per share-diluted, for the nine months ended June 30, 2003.

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

     At June 30, 2004, the Company had unrestricted cash and cash equivalents of approximately $169 million, an increase of approximately $72 million compared to September 30, 2003. Net cash provided by operating activities for the nine months ended June 30, 2004 was $154 million. Net cash used in investing activities of $2 million for the nine months ended June 30, 2004 was primarily related to tax payments.

     The Company's operating activities during the nine months ended June 30, 2004, including minimal capital expenditures, were funded by cash flows from operations (primarily lease and sale receipts). During the nine months ended June 30, 2004, the Company received proceeds from a number of non-recurring events including: approximately $46 million from Bay4 in settlement of the Company's sale of US Leasing, approximately $38 million from Comprendium as final settlement of the note from the sale of the Company's German subsidiary, $25 million in payments with respect to the participation interest in certain Agere lease payments including the proceeds from the sale of its interest (see
Note 4 of Notes to Consolidated Financial Statements), $9 million from the sale of equity securities and approximately $3 million from the sale of properties. The Company's cash expenditures are primarily operating expenses (principally compensation and professional services), dividends and payments to CDR holders.

     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of August 5, 2004, the Company's unrestricted cash balances exceeded $163 million. The decrease in unrestricted cash balances from June 30, 2004 reflects the decreasing cash flow from the run-off of the Company's asset portfolios and operating cash payments, principally Canadian tax payments, in July 2004.

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

         Dividends

     In December 2003 and May 2004, the Company distributed approximately $50 million and $49 million, respectively, in the form of a dividend to stockholders paid on the Company's Common Stock. Comdisco intends to treat the dividend distributions for federal income tax purposes as a series of liquidating distributions in complete liquidation of the Company.

         Contingent Distribution Rights

     For financial reporting purposes, the Company accrues an operating expense for CDRs although the CDRs trade over-the-counter.

     In December 2003, the Company distributed a cash payment of $.0514 per CDR (an aggregate distribution of approximately $8 million) to CDR holders of record on December 1, 2003.

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

     In May 2004, the Company distributed a cash payment of $.0781 per CDR (an aggregate payment of approximately $12 million) to CDR holders of record on April 26, 2004.

     Gross cash distributions related to general unsecured claims totaled $3.983 billion through August 12, 2004. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through August 12, 2004 of approximately $3.632 billion made to initially allowed claimholders equates to a present value of $3.498 billion. The associated percentage recovery was approximately 96.4 percent as of August 12, 2004.

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

         Uncertainties in Collections and Recoveries

     The Company believes that its collections on leases in default and recoveries on accounts previously written off will provide future cash flows. The amount and timing of such collections and recoveries are dependent upon many factors including: the ability of the Company to recover and liquidate any of its collateral, any offsets or counterclaims that may be asserted against the Company and the ability of a lessee or debtor or its respective estate to pay the claim or any portion thereof. Some of these factors are beyond the control of the Company.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value at or even remotely close to the estimated amount. Furthermore, the current estimated fair market value is subject to significant concentration risk, as 94 percent of the estimated fair market value of the entire portfolio is concentrated in less than twenty individual companies and approximately one-third of the estimated amount is in one company.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change during the nine months ended June 30, 2004 from the disclosures about interest rate and market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. See
Note 7 of Notes to Consolidated Financial Statements for a discussion of the changes in and the realization of gains on the Company's holding of iPass common stock.

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

{b} Reports on Form 8-K

     Since the beginning of the third quarter of fiscal 2004, the Company filed the following current reports:

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

     On May 18, 2004, the Company filed a Current Report on Form 8-K, dated May 18, 2004. Pursuant to Item 12 of its Report, the Company reported that it had issued a press release on May 14, 2004 announcing its financial results for its second fiscal quarter ended March 31, 2004. The Report furnished the press release as an exhibit pursuant to Item 12.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMDISCO HOLDING COMPANY, INC.



        Dated: August 12, 2004           By: /s/ David S. Reynolds
                                         --------------------------
                                         Name:   David S. Reynolds
                                         Title:  Senior Vice President
                                                 and Controller
                                                 (Principal Financial Officer)