Form 10-K
period 2004-09-30
COMDISCO HOLDING CO INC
filed 2004-12-14
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2004

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

        5600 North River Road
         Rosemont, Illinois                                     60018
 (Address of principal executive offices)                     (Zip code)

       Registrant's telephone number, including area code: (847) 698-3000

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                Name of Each Exchange on Which Registered
 ---------------------               -----------------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $40 million based on its closing price per share of $37.00 on March 31, 2004. On March 31, 2004, there were 4,197,100 shares of common stock outstanding. Shares of common stock held by each officer and director and each shareholder who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Title of Each Class            Number of Shares Outstanding at December 1, 2004
--------------------            ------------------------------------------------
Common Stock, par value                                                4,168,319
$0.01 per share

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                         COMDISCO HOLDING COMPANY, INC.
                         2004 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                            PAGE

PART I


ITEM 1.  BUSINESS..............................................................3

ITEM 2.  PROPERTIES...........................................................11

ITEM 3.  LEGAL PROCEEDINGS....................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12



PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....................13

ITEM 6.  SELECTED FINANCIAL DATA..............................................14

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................17

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........36

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................37

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................66

ITEM 9A. CONTROLS AND PROCEDURES..............................................66

ITEM 9B. OTHER INFORMATION ...................................................66



PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................67

ITEM 11. EXECUTIVE COMPENSATION...............................................69

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLER MATTERS ......................................73

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................74

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...............................75



PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......77


SIGNATURES....................................................................79

CERTIFICATIONS

                         2004 ANNUAL REPORT ON FORM 10-K

                                     PART I

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

Available Information

     The Company's website address is www.comdisco.com. The Company makes available through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC. The Company also makes available through the website its press releases, the Code of Conduct Applicable to its Chief Executive Officer and Authorized Representatives, the Employee Code of Conduct, the Audit Committee Charter and the Compensation Committee Charter, as well as contact information for the Audit Committee and an employee hotline number. Information contained on the Company's website is not intended to be part of this Annual Report on Form 10-K.


ITEM 1.  BUSINESS

     THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S FIRST AMDENDED JOINT PLAN OF REORGANIZATION (THE "PLAN") AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

     In this Annual Report on Form 10-K, references to "the Company," "Comdisco Holding," "we," "us" "our" and "Successor" mean Comdisco Holding Company, Inc. and its consolidated subsidiaries. All references to "Comdisco, Inc." and "Predecessor" mean Comdisco, Inc. and its subsidiaries, other than the Prism (as defined below) entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

General Development of Business

         Wind-Down of Operations

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. The Company's asset base has decreased by approximately 92 percent to $198 million at September 30, 2004 from $2.341 billion at September 30, 2002, and has decreased by 47 percent from $373 million at September 30, 2003. At September 30, 2004, assets other than cash and cash equivalentes were approximately $31 million, primarily equity securities ($14 million) and leased assets ($8 million, including discontinued operations). Total revenue and net cash provided by operating activities have decreased by 64 percent and 88 percent, respectively, in the current year compared to the prior year. The Company expects total revenue and net cash provided by operating activities to continue to decrease until the wind-down of its operations is completed; however, the Company cannot accurately predict the net amount to be realized, or the timing of such realization, from the continued monetization of its assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

     The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 1, 2004, the Company had a total of 16 employees, a decrease of approximately 97 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002.

         Reorganized Corporate History

     On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division (the "Bankruptcy Court") (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under the Plan that became effective on August 12, 2002. Prior to the effective date of the Plan, Comdisco, Inc. formed Comdisco Holding Company, Inc., a Delaware corporation (the "Company" or "Comdisco Holding"), and Comdisco Holding, in turn, formed Comdisco Leasing Merger Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Comdisco Holding. On August 12, 2002, in accordance with the Plan, Comdisco Leasing Merger Subsidiary, Inc. merged with and into Comdisco, Inc. such that Comdisco, Inc. emerged as the surviving corporation of the merger and a wholly-owned subsidiary of Comdisco Holding. As a result of that merger, Comdisco Holding became the successor to Comdisco, Inc. A copy of the Plan for Comdisco, Inc., as well as other information related to distributions of cash and securities pursuant to the Plan, can be found in a Current Report on Form 8-K filed on August 9, 2002 with the SEC by Comdisco, Inc. A copy of the Plan was filed as an exhibit thereto.

     Prior to the bankruptcy, Comdisco, Inc. provided technology services worldwide to help its customers maximize technology functionality, predictability and availability, while freeing them from the complexity of managing their technology. Comdisco, Inc. leased information technology equipment to a variety of industries and more specialized equipment to key vertical industries, including semiconductor manufacturing and electronic assembly, healthcare, telecommunications, pharmaceutical, biotechnology and manufacturing. Through its Ventures group (as defined below), Comdisco, Inc. provided equipment leasing and other financing and services to venture capital-backed companies.

     Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding), which managed the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding), which managed the sale and run-off of the Company's reorganized US Leasing operations and assets (information technology and telecommunications leasing operations in the US and Canada); and (iii) Comdisco Ventures, Inc. (a direct wholly-owned subsidiary of Comdisco, Inc.), which managed the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management, or CAM, group was responsible for the sale and run-off of certain corporate and leasing assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations were managed through Comdisco, Inc. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism became a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which is itself a direct wholly-owned subsidiary of Comdisco, Inc. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan. The Prism estates were closed by order of the Bankruptcy court on February 26, 2004.

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

     Approximately $10.745 billion in claims were initially filed in the Comdisco, Inc. bankruptcy case. By the date of the initial distribution under the Plan on September 30, 2002, the claims amount was reduced to approximately $4.4 billion. The $4.4 billion claims amount consisted of $3.9 billion in Allowed Claims (as defined below), of which $3.628 billion were Allowed Class C-3 Claims and Allowed Class C-4 Claims, $285 million were Allowed Class
C-1 Claims and $450 million was the estimated amount of claims that were unresolved (the "Disputed Claims"). A claim is deemed allowed by the Bankruptcy Court when it is resolved and settled pursuant to the Plan or court order (an "Allowed Claim").

     From the initial distribution through the date of this filing, Allowed Claims increased by $92 million from $3.628 billion to $3.720 billion due to additional Class C-3 and C-4 claims being allowed subsequent to the initial distribution. No additional Class C-1 claims have been allowed. From the initial distribution through the date of this filing, the estimated amount of Disputed Claims has, through the allowance of $92 million and the disallowance of $154 million, decreased to approximately $204 million. At December 1, 2004, the
Disputed Claims Reserve (as defined below) consisted of approximately $207 million in cash and approximately 218,000 shares of Common Stock.

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

     The Plan provides that holders of Allowed Class C-1 Claims, Allowed Class C-2 Claims, Administrative Claims and Priority Tax Claims will be unimpaired. Class C-1 Claims primarily relate to discounted lease rentals where the Company generated cash proceeds by selling the future rental payments for specific domestic lease contracts on a non-recourse basis. As these rental payments are collected from our customers, they are remitted to holders of claims related to the discounted lease rentals in the ordinary course of business. As of the date of this filing, the three remaining Class C-1, Class C-2 Claims or Administrative Claims and Priority Tax Claims will be resolved in association with a separately filed Class C-4 claim.

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

     On September 30, 2002, the Company made an initial distribution to holders of Allowed Class C-3 and Class C-4 Claims based upon an aggregate allowed amount of approximately $3.628 billion. As part of the initial distribution, Allowed Claims for Class C-3 creditors were paid in cash at the rate of approximately
89.8 percent of the allowed amount of their claims. Allowed Claims for Class C-4 creditors received a distribution valued on the date of initial distribution at
89.8 percent of the allowed amount of their claims comprised of cash equal to approximately 55 percent of their Allowed Claims, and pro rata shares of the Senior Notes, Subordinated Notes, new Common Stock of the Company and rights to the Trust Assets (as defined below). In addition, Allowed Claims for Class C-5A received contingent distribution rights ("CDRs") that entitle holders to share at increasing percentages in the proceeds realized from the monetization of the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. If and when any Class C-5B claims are allowed, holders of such Allowed Claims also will receive CDRs. Pursuant to a Bankruptcy court order dated March 17, 2003, approximately 8.1 million CDRs, and any distributions relating to these rights, are being held by the Company's transfer agent pending resolution of the Class C-5A and the Class C-5B claims. No Class C-5B claims have been allowed to date. Additional information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section entitled "Contingent Distribution Rights" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The Plan further provides that, under certain circumstances, subrogation rights that the Company may have against senior managers (the "SIP Participants") who participated in Comdisco, Inc.'s Shared Investment Plan ("SIP") be placed in a trust for the benefit of creditors (the "Trust Assets"). In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). On July 29, 2002, the Company filed an objection to the SIP Guaranty Claim asserting various arguments in support of its defense against the SIP Guaranty Claim. On November 20, 2003, the Bankruptcy court entered a Final Order allowing the SIP Guaranty Claim for $104 million in principal, $26 million in pre-petition interest, $2 million in breakage losses and legal fees in an amount to be determined. The Bankruptcy court had previously ruled that the Company did not have the appropriate legal standing to assert a regulatory margin violation. The Company appealed the Final Order and ruling. However, the Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. Please see Wind-down of Operations:
Reduction in Disputed Claims for a summary of the terms of the settlement.

     To the extent that the Company makes a payment or distribution to the SIP Lenders, and as a result thereof obtains subrogation rights, whether by operation of law, by agreement with the SIP Lenders or otherwise, such subrogation rights may become part of the Trust Assets. Pursuant to the Plan, the Company was authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. On November 27, 2002, the Bankruptcy court approved the offering by the Company of enhanced SIP Relief of 70 percent to seventy-two terminated employees and 80 percent to twenty-three go-forward employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. The enhanced SIP Relief offer generally expired on December 31, 2002 and five of seventy-two terminated employees and twenty-one of twenty-three go-forward employees have executed a Waiver, Release And Agreement to pay and provided additional documentation in support of the fulfillment of certain other conditions. On December 13, 2004, Comdisco offered a New SIP Relief proposal to those SIP Participants that had not accepted the SIP Relief previously offered by Comdisco. The New SIP Relief was subject to approval by the Bankruptcy court and requires that the SIP Participants pay 20% of an adjusted amount (based on a standardized formula) of their respective obligation under the SIP Notes. SIP Participants with financial hardship may be eligible for additional relief and Comdisco will engage a debt reconciliation company to work with it and such SIP Participants. Subject to Comdisco's discretion, if less than 40% of the SIP Participants to whom the New SIP Relief is proposed accept it, then Comdisco will not be obligated to offer it to any such SIP Participant or to seek Bankruptcy court approval.

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

         Changes in Management

     On April 15, 2004, the Bankruptcy court entered an order (the "Order") granting the motion (the "Motion") that was filed on February 17, 2004 by the Company in furtherance of the Plan. A copy of the Motion was furnished to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of: the Company's common stock, CDRs, and Disputed Claims remaining in the bankruptcy and also certain other interested parties.

     Pursuant to and in furtherance of the Order, on August 12, 2004, the following occurred:

   o The officers of the Company, including Ronald C. Mishler who had served as Chairman, Chief Executive Officer and President of the Company since August 2002, resigned their respective officer positions.

   o The Board of Directors appointed Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc.

   o The Company filed a Certificate of Amendment to the Certificate of Incorporation of Comdisco Holding Company, Inc. (the "Certificate") with the State of Delaware amending the Company's Certificate to provide for a Board of Directors consisting of one member.

   o Four of the five individuals serving on the Board of Directors (Ronald C. Mishler (chairman), Jeffrey A. Brodsky, Robert M. Chefitz and William A. McIntosh) resigned their position as Directors. Randolph I. Thornton did not resign and continues as the sole director.

   o Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     On August 12, 2004, Randolph I. Thornton appointed Lloyd J. Cochran, Robert
E. T. Lackey, David S. Reynolds and Caroline Walters and two other individuals as authorized representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and the named individuals report directly to him.

         Filing of Certificate of Dissolution

     Pursuant to and in furtherance of the Order, the Company filed on August 12, 2004 a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish Comdisco Holding Company, Inc.'s corporate existence with the State of Delaware except for the purpose of completing the wind-down contemplated by the Plan.

         Sales of Assets

     See Note 5 of Notes to Consolidated Financial Statements for information on the sale of assets by the Company during the three-year period ended September 30, 2004. See section Narrative Description of Business (below), for a discussion of the Company's principal business segments after emergence.

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

     On October 1, 2000, Comdisco, Inc. ceased funding Prism and, as a result, Prism began winding down its operations. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan and the estates closed. As a result, Prism has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all historical periods shown have been restated to reflect Prism as a discontinued operation.

Financial Information about Segments

     As a result of the substantial wind-down of operations, the declaration of End of Term for purposes of each business units' management incentive plan and the consolidation of the management structure, the Company believes that business segment results have become substantially irrelevant and, accordingly, the Company has consolidated its business units and has ceased to report independent business segment results.

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

     Each of the business units' management teams participated in Bankruptcy court-approved Compensation Plans. While the award opportunities differed for each of these units, the management incentive plan ("MIP"), as a whole, was intended to provide adequate compensation for retention of key employees and an incentive to maximize the value of each business unit's assets for the benefit of all stakeholders. The MIP included two components: Semiannual Performance Bonuses and Upside Sharing opportunities for specified employees. For purposes of the Upside Sharing plans, the Board of Directors determined that the business units had substantially completed their business unit objectives and declared End of Term (as defined in the Compensation Plans) for US Leasing as of May 31, 2004 and for Comdisco Ventures and CAM group as of April 30, 2004 and authorized payments to be made to participants in the respective business unit's Upside Sharing Plan. Payments to eligible participants in US Leasing were made in July 2004. Payments to eligible participants for Comdisco Ventures and the CAM group were completed in June 2004. The European IT Leasing unit's compensation plan did not include an Upside Sharing component. In June 2004, the Board of Directors approved, and the Company made, an advance corporate Upside Sharing payment of $2.7 million to Mr. Mishler.

         Principal Business Segments (From Emergence through June 30, 2004)

     The Company's operations are primarily conducted through its principal office in Rosemont, Illinois. Until the sale of assets to Bay4 Capital Partners, Inc., ("Bay4") the US Leasing operations maintained various sales offices located in North America. The assets remaining in Europe were managed through two regional offices located in the Netherlands and the United Kingdom. All of the Company's business segments had their own management teams, account management operations and customer support personnel. Overall corporate control and coordination was achieved through centralized policies and procedures, financial reporting, cash management, legal services, additional customer support and strategic planning.

     The following is a narrative description of the US Leasing (which, for financial reporting purposes, has been classified as discontinued operations at September 30, 2004), European IT Leasing, Ventures and CAM business segments, for which the Company reported results from emergence until consolidation in the third quarter of fiscal 2004. The Company's Services business was substantially sold prior to emergence.

           US Leasing

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

     See Note 5 of Notes to Consolidated Financial Statements for information regarding the sale of US Leasing.

           European IT Leasing

     The European IT Leasing segment's operations, assets and business strategy were substantially similar to those of the US Leasing segment. However, the European IT Leasing segment offered a different variety of leasing products to the marketplace than those of US Leasing. For example, the technology refresh option product, offered primarily in Europe, involved long-term funding commitments and allowed customers to reduce technology risk while maintaining a predictable spending pattern.

     Prior to bankruptcy, the Company's European IT Leasing operations were conducted through its subsidiaries with multiple operations centers across Europe. Today, European IT Leasing has substantially consolidated its operations and the Company expects to close its only remaining office in the Netherlands within the next six months.

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

     See Note 14 of Notes to Consolidated Financial Statements for information on the ongoing management and liquidation of the Company's equity investments from its Ventures' operations by Windspeed Acquisition Fund GP, LLC.

           The Corporate Asset Management ("CAM") Group

     CAM group was established as a separate business unit pursuant to the Plan, operating as a division of Comdisco, Inc. CAM group's business purpose was limited to the orderly sale or run-off of all of the remaining assets that it managed. For business segment reporting purposes, the CAM group included various corporate assets and liabilities managed by corporate staff. CAM managed a diverse set of assets located globally including:

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

     Substantially all equipment leases managed by CAM group had specified non-cancelable initial terms ranging from two to five years. The general terms and conditions of all of its leases were substantially similar and were embodied in a master lease agreement. For each lessee, the lease term, rent interval, lease rate factor and other specific terms for each piece of leased equipment were set forth on equipment schedules, which incorporated the terms and conditions of its master lease agreement.

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

     See Note 5 of Notes to Consolidated Financial Statements for information regarding the sales of assets formerly managed by CAM.

           Services

     Prior to its sale to  SunGard  Data  Systems,Inc.  in  November  2001,  the
Company's Availability Solutions business provided web-hosting, including production hosting, for both primary and alternate sites. These services included multi-site protection of a customer's data, servers, network and applications. The Company's Availability Solutions business offered continuous web-availability to ensure a continuous web presence. Availability Solutions also addressed the challenges of managing through peak demand periods via a shared infrastructure service.

     Prior to its sale to T-Systems Inc. in February 2002, the Company's IT CAP Services business provided strategic solutions for desktop management services to its customers to assist them in managing their information technology assets with the objective of increasing productivity and reducing technology cost and risk. The Company's integrated desktop management software tools allowed customers to order, track and manage their inventory of distributed systems equipment.

         Single Business Segment (Post June 30, 2004)

     As a result of the substantial wind-down of operations, the declaration of End of Term for purposes of each business units' management incentive plan and the consolidation of the management structure, the Company believes that business segment results have become substantially irrelevant and, accordingly, the Company has consolidated its business units and ceased to report independent business segment results beginning with its quarterly report on Form 10-Q for the quarter ended June 30, 2004.

         Customers

     Due to the Company's limited business purpose, the Company does not expect to be dependent upon a single customer or group of customers to generate future investment or revenue opportunities. However, the Company's assets are concentrated in certain obligors and asset managers. A subsidiary of VarTec Telecom Inc. ("VarTec") owes the Company $2.7 million in payments through December 2005. VarTec filed for Chapter 11 bankruptcy protection in November 2004. In addition, the ongoing management and liquidation of the Company's warrant and equity investment portfolio, with a net book value of approximately $14 million at September 30, 2004, is handled by Windspeed Acquisition Fund GP, LLC.

         Competition

     The Company's post-bankruptcy business purpose is limited to the orderly sale or run-off of all of its remaining asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

         Employees

     On September 30, 2004, the Company had approximately 24 U.S. employees and 3 non-U.S. employees, for a total of 27 employees. On December 1, 2004, the Company had a total of 16 employees. No employees are represented by a labor union. The Company anticipates further reductions in its workforce.

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


ITEM 2.  PROPERTIES

     On September 26, 2003, the Company announced the sale of its 287,000 square-foot headquarters building located at 6111 N. River Road in Rosemont, Illinois for $19.3 million. The Company remained as a tenant in the building through October 2004. The Company currently leases short-term furnished executive office space for all of its operations at 5600 N. River Road in Rosemont, Illinois.

     The Company completed the sale of its Carlstadt property in November 2003 for approximately $2.2 million. In addition, the Company completed the sale of its former Availability Solutions facility in Eching, Germany in March 2004 for approximately $2.5 million. The only remaining property owned by the Company is an 11,500 square foot day care facility adjacent to its former headquarters. The day care facility, with an estimated fair market value of less than $750,000, is offered for sale by the Company at this time.


         Leased Properties

     Effective October 31, 2004, the Company leases short-term furnished executive office space for all of its operations in Rosemont, Illinois. The terms of its rental agreement provide the Company with the ability to match its actual leased space with its declining space requirements.

ITEM 3.  LEGAL PROCEEDINGS

         Bankruptcy Proceeding

     On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy court to facilitate the restructuring of Comdisco, Inc.'s debt, trade and other obligations. Comdisco, Inc. continued to operate its business and manage its property as a debtor-in-possession subject to the Bankruptcy Court's supervision and orders until the Plan was confirmed on July 30, 2002 and became effective on August 12, 2002. The provisions of the Plan are further described under Item 1, Business, of this Report and in a Current Report on Form 8-K filed on August 9, 2002 with the SEC by Comdisco, Inc. A copy of the Plan is also available on the Company's website. Since emerging from bankruptcy, the Company has filed a number of motions with and obtained orders from the Bankruptcy court, including, but not limited to, motions and orders relating to payments due under the CDRs, the administration of the Disputed Claims Reserve, administration of the claims resolution process and the wind down of the operations of the Company.

         Securities Litigation

     On February 7, 2001, a purported class action complaint was filed in the United States District Court for the Northern District of Illinois, Eastern Division, against Comdisco, Inc., Nicholas K. Pontikes, and John J. Vosicky, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. See Blitzer v. Comdisco, et al., No. 01-C-0874. Nicholas K. Pontikes is a former chief executive officer and director of Comdisco, Inc.; John J. Vosicky formerly served as a director, executive vice president, and chief financial officer of Comdisco, Inc. In addition, fourteen other similar purported class action lawsuits were filed against Comdisco, Inc., Nicholas K. Pontikes, and John J. Vosicky in the United States District Court for the Northern District of Illinois, Eastern Division. Those individual class action lawsuits, along with the first-filed Blitzer case, were dismissed and the complaints were combined into a single action, captioned In re: Comdisco Securities Litigation, No. 01-C-2110.

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

     On November 5, 2004, the lead plaintiff filed a Motion for Class Certification. Discovery regarding class certification is underway. As yet, no class has been certified in this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended September 30, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In connection with the September 30, 2002 initial distribution under the Plan, the Company issued approximately 3.74 million shares of Common Stock to holders of Allowed Claims in Class C-4. Approximately 460,000 additional shares of Common Stock were deposited in the Disputed Claims Reserve for future distribution pending the outcome of Disputed Claims (approximately 218,000 shares remain in the Disputed Claims Reserve as of November 15, 2004). The Company's Common Stock currently trades on the Over-the-Counter Bulletin Board system under the symbol "CDCO" In addition, the Contingent Distribution Rights currently trade on the Over-the-Counter Bulletin Board system under the
symbol   "CDCOR"   Over-the-Counter   Bulletin   Board   quotations   reflect
inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

         Common Stock

     As of December 1, 2004, there were 222 shareholders of record of the Company's Common Stock. The following table set forth the high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid for fiscal 2004 and 2003.

                              2004                              2003
                 -----------------------------    -----------------------------
QUARTER            High       Low    Dividends     High        Low    Dividends
-------          ------    ------    ---------    -------    ------   ---------
First            $88.00    $35.00    $   12.00    $ 80.00    $46.00   $      --
Second            53.00     37.00           --     137.00     76.50          --
Third             40.00     21.25        11.50     172.00     89.00       87.63
Fourth            28.99     21.00           --     130.00     70.00       47.60
-------------------------------------------------------------------------------

     The Company's transfer agent and registrar is Mellon Investor Services, L.L.C., P.O. Box 3312, South Hackensack, New Jersey, 07606. The shareholder relations telephone number is (800) 851-9677 and the internet address is http://www.melloninvestor.com.

     Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company's Common Stock were as follows (in millions):

                                                  Aggregate
                                                    Payment
                                                  ---------
                May 2003 ..................       $     308
                June 2003 .................              60
                September 2003 ............             200
                December 2003 .............              50
                May 2004 ..................              49
                                                  ---------
                                                  $     667
                                                  =========

     The Company is required to maintain sufficient cash reserves for operations and the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2004, there were 2,188 holders of record of the Company's CDRs and there were 152,272,188 outstanding CDRs.

     Aggregate total distributions with respect to the CDRs were as follows (in millions):

                                                  Aggregate       Per
                                                    Payment       CDR
                                                  ---------   -------
                May 2003 ..................       $       3   $.01793
                June 2003 .................               2    .01621
                September 2003 ............              13    .08780
                December 2003 .............               8    .05140
                March 2004 ................               3    .01870
                May 2004 ..................              12    .07810
                December 2004 .............              15    .09820
                                                  ---------   -------
                                                  $      56   $.36834
                                                  =========   =======

     See Critical Accounting Policies and Contingent Distribution Rights in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for information on the CDR liability and the impact of the resolution of Disputed Claims on the operations of the Company.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

     There were no repurchases of Common Stock in the fourth quarter of fiscal 2004. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

     In November 2004, in connection with the settlement of the Ventures compensation dispute (See Item 1. "Business" for a discussion of Disputed Claims and the funding of the Disputed Claims Reserve), the Company received from the Disputed Claims Reserve 27,703 shares of Common Stock which were placed in treasury stock.

ITEM 6.  SELECTED FINANCIAL DATA

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

     Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of September 30, 2004 and 2002, the consolidated balance sheets as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

     A black line has been drawn on the accompanying consolidated financial statements to distinguish between Comdisco Holding Company, Inc. (occasionally referred to herein as the "Successor company") and Comdisco, Inc. (occasionally referred to herein as the "Predecessor company").

     The selected consolidated financial data of the Company for the years ended September 30, 2004 and 2003, the two months from August 1, 2002 to September 30, 2002 and for Comdisco, Inc. for the ten months from October 1, 2001 to July 31, 2002 and the years ended September 30, 2001 and 2000, has been derived from the Company's and/or Comdisco, Inc.'s audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the September 30, 2004 consolidated financial statements.

                                                                 SUCCESSOR               |               PREDECESSOR
                                                                             Two Months  |          Ten
                                                                                  ended  |       Months
                                                                              September  |        ended
                                                Years ended September 30,            30, |      July 31,   Years ended September 30,
(in millions except per share data)                    2004         2003           2002  |         2002          2001          2000
                                                -----------   ----------    -----------  |  -----------   -----------   -----------
Consolidated summary of earnings (losses)                                                |
Revenue                                                                                  |
  Leasing ....................................   $       17    $     135     $       44  |   $      484    $      881   $       786
  Sales ......................................           43           91              1  |          164           126           141
  technology services ........................            1           15              3  |           37            95           105
  Other ......................................           47           62             11  |           60           453           524
                                                -----------   ----------    -----------  |  -----------   -----------   -----------
       Total revenue .........................          108          303             59  |          745         1,555         1,556
                                                                                         |
                                                                                         |
Costs and expenses                                                                       |
  Leasing ....................................            8          109             46  |          368           648           563
  Sales ......................................           34           80              3  |          189           111           115
  Technology services ........................            1            8              5  |           27           110           115
  Selling, general and administrative ........           31           77             10  |           85           185           258
  Contingent distribution rights .............           49           52             10  |           --            --            --
  Write-down of equity securities ............            2           25              3  |           70           129             7
  Bad debt expense ...........................          (12)         (92)             3  |          115           390           113
  Interest ...................................            1           25             12  |           16           294           314
  Reorganization items .......................           --           --             --  |          439            34            --
  Fresh-start accounting adjustments .........           --           --             --  |          369            --            --
  Other ......................................           --           --             --  |           --            --            --
                                                -----------   ----------    -----------  |  -----------   -----------   -----------
       Total costs and expenses ..............          114          284             92  |        1,678         1,901         1,485
                                                                                         |
Earnings (loss) from continuing operations                                               |
 before income  taxes (benefit),                                                         |
 extraordinary gain and cumulative effect of                                             |
 change in accounting principle ..............           (6)          19            (33) |         (933)         (346)           71
Income taxes (benefit) .......................          (42)          (1)             2  |           48          (138)           24
                                                -----------   ----------    -----------  |  -----------   -----------   -----------
Earnings (loss) from continuing operations                                               |
 before extraordinary gain and cumulative                                                |
 effect of change in accounting principle ....           36           20            (35) |         (981)         (208)           47
Earnings (loss) from discontinued operations,                                            |
  net of income tax ..........................          (13)          80             18  |          287           (66)         (114)
Extraordinary gain ...........................           --           --            241  |          153            --            --
Cumulative effect of change in accounting                                                |
 principle, net of income tax ................           --           --             --  |           --             2            --
                                                -----------   ----------    -----------  |  -----------   -----------   -----------
  Net earnings (loss) to common stockholders .  $        23   $      100    $       224  |  $      (541)  $      (272)  $       (67)
                                                ===========   ==========    ===========  |  ===========   ===========   ===========
Per common share data:                                                                   |
Earnings (loss) from continuing                                                          |
operations-diluted ...........................  $      8.61   $     4.80    $     (8.28) |  $     (6.52)  $     (1.37)  $      0.28
Earnings (loss) from discontinued                                                        |
operations-diluted ...........................        (3.21)       19.11           4.27  |         1.91         (0.44)        (0.69)
Earnings from extraordinary gain-diluted .....           --           --          57.38  |         1.02            --            --
Cumulative effect of change in accounting                                                |
  principle ..................................           --           --             --  |           --          0.01            --
                                                -----------   ----------    -----------  |  -----------   -----------   -----------
  Net earnings (loss) to common                                                          |
   stockholders-diluted ......................  $      5.40   $    23.91    $     53.37  |  $     (3.59)  $     (1.80)  $     (0.41)
                                                ===========   ==========    ===========  |  ===========   ===========   ===========
                                                                                         |
Cash dividends paid on common stock (per                                                 |
  share) .....................................   $    23.50   $   135.23    $        --  |  $        --   $       .05   $       .10
Average common shares (in thousands)-diluted .        4,197        4,199          4,200  |      150,559       151,246       161,782
                                                                                         |
Financial position:                                                                      |
Total assets (1) .............................   $      198   $      373    $     2,341  |  $     2,291   $     6,202   $     8,697
Notes payable ................................           --           --          1,050  |        1,050         1,096         1,314
Total long-term debt .........................           --           --          1,113  |        1,123         2,999         4,147
Discounted lease rentals .....................           --           --            262  |          304           964           794
Stockholders' equity .........................          103          182            641  |          413           447         1,214
Other data:                                                                              |
Total rents of new leases ....................   $       --   $        6    $        69  |  $       241   $     1,500   $     2,800
Future leasing contractual cash flows ........           12          148          1,798  |          N/A         5,397         7,063

(1)   Total cash at September 30, 2004 and 2003 was $167 million and $139 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2004. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled "Disclosure Regarding Forward-Looking Statements" and "Risk Factors Relating to the Company."

--------------------------------------------------------------------------------
THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S PLAN AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF
INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.
--------------------------------------------------------------------------------

General

          Wind-Down of Operations: Reductions in assets, revenues, cash flows and employees since emerging from bankruptcy

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. The Company's asset base has decreased by approximately 92 percent to $198 million at September 30, 2004 from $2.341 billion at September 30, 2002, and has decreased by 47 percent from $373 million at September 30, 2003. At September 30, 2004, assets other than cash and cash equivalents were approximately $31 million, primarily equity securities ($14 million) and leased assets ($8 million, including discontinued operations). Total revenue and net cash provided by operating activities have decreased by 64 percent and 91 percent, respectively, in the current year compared to the prior year. The Company expects total revenue and net cash provided by operating activities to continue to decrease until the wind-down of its operations is completed; however, the Company cannot accurately predict the net amount to be realized, or the timing of such realization, from the continued monetization of its assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

     The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 1, 2004, the Company had a total of 16 employees, a decrease of approximately 97 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. On January 6, 2004, the Bankruptcy court approved an order granting authority for the Company to migrate from its legacy mainframe-based information system to a simplified, alternative information system which the Company completed by April 30, 2004.

     The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to nineteen as of December 1, 2004 and, to the extent that such subsidiaries were Reorganized Debtors, has closed the related estates.

          Wind-down of Operations: Resignation of Directors and Officers and assumption of responsibilities by the Disbursing Agent

     On April 15, 2004, the Bankruptcy court entered an order (the "Order") granting the motion (the "Motion") that was filed on February 17, 2004 by the Company in furtherance of the Plan. A copy of the Motion was furnished to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of: the Company's common stock, CDRs, and Disputed Claims remaining in the bankruptcy and also certain other interested parties.

     Pursuant to and in furtherance of the Order, on August 12, 2004, the following occurred:

   o The officers of the Company, including Ronald C. Mishler who had served as Chairman, Chief Executive Officer and President of the Company since August 2002, resigned their respective officer positions.

   o The Board of Directors appointed Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc.

   o The Company filed a Certificate of Amendment to the Certificate of Incorporation of Comdisco Holding Company, Inc. (the "Certificate") with the State of Delaware amending the Company's Certificate to provide for a Board of Directors consisting of one member.

   o Four of the five individuals serving on the Board of Directors (Ronald C. Mishler (chairman), Jeffrey A. Brodsky, Robert M. Chefitz and William A. McIntosh) resigned their position as Directors. Randolph I. Thornton did not resign and continues as the sole director.

   o Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     Subsequently, pursuant to and in furtherance of the Order, the Company filed, on August 12, 2004, a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish Comdisco Holding Company, Inc.'s corporate existence with the State of Delaware except for the purpose of completing the wind-down contemplated by the Plan.

     On August 12, 2004, Randolph I. Thornton appointed Lloyd J. Cochran, Robert
E. T. Lackey, David S. Reynolds and Caroline Walters and two other individuals as authorized representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and the named individuals report directly to him.

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

     Each of the business units' management teams participated in Bankruptcy court-approved Compensation Plans. While the award opportunities differed for each of these units, the management incentive plan ("MIP"), as a whole, was intended to provide adequate compensation for retention of key employees and an incentive to maximize the value of each business unit's assets for the benefit of all stakeholders. The MIP included two components: Semiannual Performance Bonuses and Upside Sharing opportunities for specified employees. For purposes of the Upside Sharing plans, the Board of Directors determined that the business units had substantially completed their business unit objectives and declared End of Term (as defined in the Compensation Plans) for US Leasing as of May 31, 2004 and for Comdisco Ventures and CAM group as of April 30, 2004 and authorized payments to be made to participants in the respective business unit's Upside Sharing Plan. Payments to eligible participants in US Leasing were made in July 2004. Payments to eligible participants for Comdisco Ventures and the CAM group were completed in June 2004. The European IT Leasing unit's compensation plan did not include an Upside Sharing component. In June 2004, the Board of Directors approved, and the Company made, an advance corporate Upside Sharing payment of $2.7 million to Mr. Mishler.

          Wind-down of Operations: Consolidation of Business Units

     As a result of the substantial wind-down of operations, the declaration of End of Term for purposes of each business units' management incentive plan and the consolidation of the management structure, the Company believes that business segment results have become substantially irrelevant and, accordingly, the Company has consolidated its business units and has ceased to report independent business segment results.

          Wind-Down of Operations:  Reduction in Disputed Claims

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has focused on the resolution of Disputed Claims. Upon emergence, and pursuant to the Plan, the Company established a Disputed Claims Reserve for Disputed Claims estimated in the amount of $450 million. See Item 1. Business--"General Development of Business" for a discussion of Disputed Claims, the Disputed Claims Reserve and the resolution process. Since emergence, the number of Disputed Claims has decreased from approximately 619 Disputed Claims to approximately 76 Disputed Claims and the estimated amount of Disputed Claims has decreased from $450 million to $289 million at September 30, 2004. Two groups of Disputed Claims (related to the SIP (See Item 1. Business--"General Development of Business") and a Ventures compensation plan dispute) represented more than 79 percent of the aggregate estimated amount as of September 30, 2004.

     On November 2, 2004, the Company announced the settlement of all claims in the Ventures compensation plan dispute. Pursuant to the settlement agreement, these claims were allowed for approximately $30 million on a Disputed Claim estimated in the amount of $90 million.

     Resolution of Disputed Claims is one of the measures necessary for the Company to finalize administration of the Reorganized Debtors' Plan and Chapter 11 cases. (See "Recent Events" for recent Disputed Claims resolutions.) The Company has devoted, and is devoting, significant resources to resolve outstanding Disputed Claims and believes that it has made substantial progress in this area.

     As of the date of this filing, the Company and the SIP Lenders have reached a settlement agreement on the SIP Guaranty Claim ("Settlement Agreement") and on December 9, 2004, the Bankruptcy court approved the Settlement Agreement. If the Settlement Agreement is not Closed (as defined in the Settlement Agreement) by January 31, 2005, then the SIP Lenders, at their sole discretion, may terminate the Settlement Agreement

     The Settlement Agreement provides for a cash payment to the SIP Lenders of $126,350,000 (actual cash payment of $122,893,503.26 after crediting the previous setoff by Dresdner Bank AG of $3,456,496.74) on the previously Allowed Claim of $133,000,000. The SIP Lenders are also waiving and releasing any rights or interests to receive any future distributions and stock (and the dividends thereon) related to the SIP Guaranty Claim. The Company and the Litigation Trustee, as specified in the Settlement Agreement, will be receiving certain of the SIP Notes and the subrogation rights related to, or arising from, the payment on Comdisco's guaranty of such SIP Notes. The SIP Lenders and the Company exchanged mutual releases.

     See "Critical Accounting Policies" and "Liquidity and Capital Resources--Contingent Distribution Rights" for a discussion of the impact of Disputed Claims on the CDR liability and the impact of the November 15, 2004 quarterly distribution and the settlement of the SIP Guaranty Claim on the CDR liability as of September 30, 2004.

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

         Emergence from Bankruptcy

     Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc. In addition, the Company's operations were reorganized into four reportable business groups: US Leasing; European IT Leasing; the Corporate Asset Management group ("CAM"); and Ventures. See Item 1, Business, above, for more details about the Company's business operations.

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

     All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Dividends paid on Common Stock and payments to CDR holders were $99 million and $23 million, respectively, in the year ended September 30, 2004. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

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

     The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and run-off of its remaining assets. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash, substantially or completely resolved the Disputed Claims in the bankruptcy estate of Comdisco, Inc. and made distributions of all available cash to holders of its Common Stock and CDRs in the manner and priorities set forth in the Plan. At that point, the Company will cease operations and no further distributions will be made.

     The Company's assets at September 30, 2004 consist primarily of cash, receivables, leased assets and equity securities. The Company believes that its collections on leases in default, recoveries on accounts previously written off, and proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets.

       Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts that had been previously written off. A substantial number of such recoveries involve prior lessees or debtors who are now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. It is management's expectation that actual collections and recoveries will exceed the approximately $1.1 million receivable amount reflected in the Company's financial statements as of September 30, 2004 (see Note 12 of Notes to Consolidated Financial Statements). The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors Relating to the Company", entitled "Uncertainties in Collections and Recoveries."

       Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 14 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2004. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see discussion below), at September 30, 2004 for its common stock, preferred stock and warrants in private companies was approximately $20 million. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors Relating to the Company", entitled "Current Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

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

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact book equity for financial reporting purposes at September 30, 2004: the estimated fair market value of the remaining property held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 4 and 6 of Notes to Consolidated Financial Statements for further discussion of these items.

          In addition, the liability for CDRs is calculated assuming Disputed Claims are either: 1) allowed at the amount estimated for the Disputed Claim, or; 2) allowed at an approved amount where a settlement agreement or Bankruptcy court order exists ("Approved Claims"). Any estimates exceeding the Approved Claims would be considered disallowed for purposes of the CDR liability. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors are shared with CDR holders. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

          Estimated Disputed Claims consisted of $289 million as of September 30, 2004. On November 15, 2004, a distribution from the Disputed Claims Reserve in connection with approximately $85 million of estimated Disputed Claims was made to creditors, which consisted of
          approximately   $30  million  of  claims   allowed  and  paid  to  new
          claimholders and approximately $55 million of claims disallowed resulting in the associated funds being redistributed to all unsecured creditors through a supplemental distribution. The CDR liability calculation reflected the actual disposition for claims involved in the November 15, 2004 distribution. After the distribution, the remaining estimated Disputed Claims totaled approximately $204 million. The Disputed Claim Reserve consisted of $207 million in cash and approximately 218,000 shares of Common Stock.

          Since the November 15, 2004 distribution, $182 million of the $204 million remaining estimated Disputed Claims have been resolved by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $22 million unresolved at the date of this filing. These $22 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $22 milllion is ultimately ruled as disallowed, the CDR liability would increase by approximaely $8 million

          $60 million of the approximately $182 million of Approved Claims are expected to be ultimately disallowed. A portion of the $60 million estimated Disputed Claims are under appeal as of the date of this filing. Any detrimental ruling to the Company under appeal may materially reduce the CDR liability as of September 30, 2004 and could negatively impact future CDR distributions. If the $60 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $18 million.

          On December 9, 2004, the Bankruptcy court approved the settlement between the Company and the bank group relating to its unconditional guarantee on the Shared Investment Plan ("SIP"). While the settlement resulted in an Allowed Claim of $133 million, the SIP Lenders agreed to receive a reduced cash amount of approximately $123 million, which is net of an approximately $3 million offset due Comdisco. The SIP Lenders waived their rights to any consideration in excess of the $123 million cash payment. For purposes of the CDR liability, the Company converted the $123 million cash payment into an equivalent estimated claim amount of $122 million. The excess estimated Disputed Claim has been considered as part of the $60 million of estimated Disputed Claims ultimately disallowed for purposes of the CDR liability.

     o Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in over two hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts
          carrying   value  when  market  and  customer   specific   events  and
          circumstances  indicate  that  such  assets  might  be  impaired.  All write-downs are considered permanent impairments for financial reporting purposes. On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The management agreement includes substantially all of the Company's warrant and equity investment portfolio. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies will be provided by Windspeed. The carrying value of the Company's equity investments in private companies was approximately $5 million at September 30, 2004.

     o Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for taxes estimated to be payable in all jurisdictions. The accrued tax liabilities resulting from tax expense recorded in previous periods have been evaluated by management in accordance with FASB No. 5, "Accounting for Contingencies." Accordingly, the ultimate amount paid may be more or less than the accrued tax liabilities recorded within the financial statements.

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

     Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of September 30, 2004 and 2003, the consolidated balances as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

     A black line has been drawn on the accompanying consolidated financial statements to distinguish between the Successor company and the Predecessor company.

Recent Developments

     On October 18, 2004, the Bankruptcy court approved closing the cases of Comdisco International Holdings, Inc., Comdisco Equipment Solutions, Inc., Comdisco Trade, Inc., Comdisco Financial Services, Inc., Comdisco Healthcare Group, Inc., Comdisco Medicial Exchange, Inc., Comdisco Labs, Inc., CDC Realty, Inc., Hybrid Venture Partners, LP, Rosemont Venture Management I, LLC, CDS Foreign Holdings, Inc., Rosemont Equities, LLC and Computer Discount Corporation.

     On November 2, 2004, the Company announced the settlement of all claims in the Ventures compensation plan dispute. Pursuant to the settlement agreement, these claims were allowed for approximately $30 million on a Disputed Claim estimated in the amount of $90 million. On November 12, 2004, the Bankruptcy court approved the settlement and the stipulation which dismissed all the claims of the parties.

     On November 11,2004,  the Company received the remaining Agere payment. See
Note 5 of Notes to Consolidated Financial Statements.

     On November 15, 2004, the Company made a quarterly distribution from the Disputed Claims Reserve relating to $85 million of estimated Disputed Claims. $30 million of claims were allowed and paid to newly allowed creditors. The remaining $55 million of the claims were disallowed resulting in a supplemental distribution to all C-4 creditors. The remaining estimated amounts for Disputed Claims in the bankruptcy estate of Comdisco, Inc. total 68 Disputed Claims estimated in the amount of $204 million.

     On November 17, 2004, the Bankruptcy court issued a decision and order finally denying Wells Fargo's motion for reconsideration of the Bankruptcy court's order of July 31, 2002 disallowing Wells Fargo's contingent and unliquidated claim against Comdisco, Inc. in its entirety. On November 29, 2004, Wells Fargo filed a notice of appeal from the Bankruptcy court's decision and order. This matter is currently pending on appeal in the United States District Court for the Northern District of Illinois, Eastern Division.

     On November 19, 2004, the Company announced a cash payment of $0.0982 per right on its contingent distribution rights ("CDRs"), payable on December 10, 2004 to CDR holders of record on November 30, 2004.

     On December 9, 2004, the Bankruptcy court entered an order approving a settlement between the SIP Lenders and Comdisco of the $133,000,000 Allowed Claim. The allowance of the claim had been appealed by Comdisco and during a mediation at the appellate level, Comdisco and the SIP Lenders reached a settlement. The general terms of the settlement ("Settlement Agreement") provide for an Allowed Claim of $133,000,000 that will be satisfied by a cash payment of $126,650,000 (less $ 3,456,496.74 credit for the Dresdner Bank AG setoff); assignment of the SIP Notes and the related subrogation rights to either Comdisco or the Litigation Trustee; mutual releases; and, the SIP Lenders foregoing any and all rights to receive shares (and any dividends thereon) in Comdisco and any right to receive future distributions from the Disputed Claims Reserve. The Settlement Agreement must be Closed (as defined in the Settlement Agreement) by January 31, 2005 or the SIP Lenders, at their sole discretion, may terminate the Settlement Agreement.

     On December 13, 2004, Comdisco offered a New SIP Relief proposal to those SIP Participants that had not accepted the SIP Relief previously offered by Comdisco. The New SIP Relief was subject to approval by the Bankruptcy Court and requires that the SIP Participants pay 20% of an adjusted amount (based on a standardized formula) of their respective obligation under the SIP Notes. SIP Participants with financial hardship may be eligible for additional relief and Comdisco will engage a debt reconciliation company to work with it and such SIP Participants. Subject to Comdisco's discretion, if less than 40% of the SIP Participants to whom the New SIP Relief is proposed accept it, then Comdisco will not be obligated to offer it to any such SIP Participant or to seek Bankruptcy court approval.

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

     As a result of the substantial wind-down of operations, the declaration of End of Term for purposes of each business units' management incentive plan and the consolidation of the management structure, the Company believes that business segment results have become substantially irrelevant and, accordingly, the Company has consolidated its business units and has ceased to report independent business segment results.

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the September 30, 2004 consolidated financial statements.

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

Fiscal Year Ended September 30, 2004 Compared to the Fiscal Year Ended September 30, 2003

         Total Revenue

     Total revenue decreased 64 percent to $108 million for the fiscal year ended September 30, 2004 from $303 million for the fiscal year ended September 30, 2003. The decrease is due to lower revenues from all of the Company's operations. The Company's business purpose is limited to selling, collecting, or otherwise reducing to money in an orderly manner the remaining assets of the Company. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets. Accordingly, the Company expects continued declines in total revenue in fiscal 2005 as its asset base continues to decline.

         Total Leasing Revenue

     Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 87 percent to $17 million for the fiscal year ended September 30, 2004 from $135 million for the fiscal year ended September 30, 2003. Operating, direct financing and sales-type lease revenues declined 89 percent, 67 percent and 50 percent, respectively. The decreases are primarily due to the continued orderly run-off of the lease base and the absence of significant new business volume.

         Sales Revenue

     The Company generates sales from two sources: (i) the sale of equipment from its inventory; and (ii) the sale of equipment to the lessee either at original lease termination or during the original lease. Revenue from sales decreased 53 percent to $43 million for the fiscal year ended September 30, 2004 from $91 million for the fiscal year ended September 30, 2003. This decrease is due primarily to the declining lease base, which results in fewer assets available for sale.

         Technology Services Revenue

     Revenues from technology services were $1 million and $15 million for the fiscal years ended September 30, 2004 and 2003, respectively. The decrease in the current fiscal year compared to the prior fiscal year is primarily the result of the run-off of this business which, as of September 30, 2004, does not have any remaining customers and is not generating revenues.

        Agere lease participation payment

     During the year ended September 30,2004, the Company recorded $9 million of revenue from its interest in certain lease rental payments from Agere and an additional $16 million from the cash portion of the sale of its remaining participation interest.

     The aggregate purchase price for its remaining participation interests was approximately $18 million. Approximately $15 million was received in cash and the remaining $3 million was placed in escrow pending the resolution of post-closing adjustments, if any, to be made over the next year. Approximately $1.2 million of the remaining $3 million placed in escrow in January 2004 was received by the Company on May 12, 2004, with the balance received in November 2004. See Notes 5 and 12 of Notes to Consolidated Financial Statements for information on the Agere lease participation payments.

        Sale of properties

     The Company completed the sale of its Carlstadt property in November 2003 resulting in a $2.2 million gain during the three months ended December 31, 2003. The Company completed the sale of its former Availability Solutions facility in Eching, Germany in March 2004 resulting in a $2.5 million gain during the three months ended March 31, 2004.

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

         Other Revenue

     Other revenue decreased 15 percent to $17 million for the fiscal year ended September 30, 2004 from $20 million for the fiscal year ended September 30, 2003.

         The components of other revenue were as follows (in millions):

                                          Years ended
                                      2004          2003
                                     ------        ------

Sale of equity holdings ........     $   10        $    2
Interest income on notes .......         --             8
Investment income ..............          2             2
Release of escrow funds on sale.          2            --
GE Capital settlement gain .....         --             3
Other ..........................          3             5
                                     ------        ------
Total other revenue ............     $   17        $   20
                                     ======        ======

     The revenue from the sale of equity holdings for the year ended September 30, 2004 is primarily from the sale of the Company's holdings in iPass, Inc. during the three months ended March 31, 2004.

     Interest income on notes was nominal in the year ended September 30, 2004 compared to $8 million for the year ended September 30, 2003. The decrease is due to the declining number and amount of notes receivable.

     Investment income for the years ended September 30, 2004 and 2003 represent interest income on cash on hand.

     In the fourth quarter of fiscal 2004, the Company received approximately $2 million of cash held in escrow in connection with the sale of lease portfolios to GE Capital. See Note 5 of Notes to Consolidated Financial Statements.

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

         Total Costs and Expenses

     Total operating costs and expenses decreased 60 percent to $114 million for the fiscal year ended September 30, 2004 from $284 million for the fiscal year ended September 30, 2003. The Company expects expenses to continue to decline in fiscal 2005 as compared to fiscal 2004 as a result of continued declines in assets and consolidation in personnel.

         Total Leasing Costs and Expenses

     Total leasing costs and expenses decreased 93 percent to $8 million for the fiscal year ended September 30, 2004 from $109 million for the fiscal year ended September 30, 2003. Total leasing costs and expenses is comprised of two components: (i) operating lease costs and expenses and (ii) sales-type lease costs and expenses. The decrease is primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leasing assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment.

         Sales Costs and Expenses

     Sales costs and expenses decreased 58 percent to $34 million for the fiscal year ended September 30, 2004 from $80 million for the fiscal year ended September 30, 2003. The decrease in fiscal 2004 compared to fiscal 2003 is due to a decrease in assets available for sale.

         Technology Services Costs and Expenses

     Services costs were $1 million and $15 million for the fiscal years ended September 30, 2004 and 2003, respectively. The decrease in the current fiscal year compared to the prior fiscal year is primarily the result of the run-off of this business which, as of September 30, 2004, does not have any customers and is not incurring any expenses.

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 60 percent to $31 million for the fiscal year ended September 30, 2004 from $77 million for the fiscal year ended September 30, 2003. The following table summarizes selling, general and administrative expenses (in millions):

                                          Years ended
                                       2004          2003
                                     ------        ------
Compensation and benefits ......     $    8        $   40
Outside professional services ..         15            29
Other expenses .................          8             8
                                     ------        ------
                                     $   31        $   77
                                     ======        ======

     The decrease in compensation and benefits for the fiscal year ended September 30, 2004 compared to the prior year reflects the continued reduction in personnel. Outside professional fees for the year ended September 30, 2004 include general corporate professional fees as well as legal fees incurred primarily for claims in the bankruptcy estate. The decrease in outside professional services is consistent with the reduction of assets of the Company, and the reduction of disputed claims.

         Contingent Distribution Rights

          The Company  expensed  $49  million  and $52  million  relating to the liability for CDRs for the years ended September 30, 2004 and 2003, respectively. The fiscal 2004 expense was primarily the result of significant progress regarding claims resolution while the fiscal 2003 expense was primarily the result of earnings. See sections entitled "Critical Accounting Policies" and "Contingent Distribution Rights" for a discussion of the amounts due CDR holders.

          Write-down of Equity Securities

     The charge for write-down of equity securities decreased 92 percent to $2 million for the fiscal year ended September 30, 2004 from $25 million for the fiscal year ended September 30, 2003. The decrease reflects the overall reduction in the carrying value of the Company's equity securities, market conditions and management's assessment of the ability of the portfolio companies to meet their business plans.

         Bad Debt Expense

     Bad debt expense was $(12) million for the fiscal year ended September 30, 2004 and $(92) million for the fiscal year ended September 30, 2003. The negative provision is primarily due to better than anticipated collection results in the year ended September 30, 2004 on the Company's assets, recoveries on previously written off receivables, favorable economic conditions (including continued low interest rates) and management's estimate of the reserves necessary for the Company's remaining assets as of September 30, 2004 (See Note 12 of Notes to Consolidated Financial Statements).

         Interest Expense

     Interest expense decreased 96 percent to $1 million for the fiscal year ended September 30, 2004 from $25 million for the fiscal year ended September 30, 2003. There were no outstanding interest-bearing liabilities at September 30, 2004 and 2003. Interest expense in fiscal 2004 represents interest on late payment of goods and services taxes in Austrialia which became due as a result of the sale of assets. See Note 5 of Notes to Consolidated Financial Statements.

         Income Taxes

     See Note 13 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for details about the Company's income tax provision.

     During the year ended September 30, 2004, the Company recorded a tax benefit of approximately $42 million, primarily as a result of significant progress in the settlement of certain income tax liabilities with certain global tax authorities, including authorities in Canada and Europe, and as a result of a tax refund in the United Kingdom (see discussion following). In addition, the Company and the Internal Revenue Service have settled certain income tax matters for years through 2001.

     In October 2003, the Company's United Kingdom subsidiary received a tax refund of approximately GBP 15 million relating to the 2002 tax year. The UK Inland Revenue had one year to challenge and propose any adjustments to this refund. This review period expired September 30, 2004 with no adjustments and, accordingly, the Company recognized the benefit of this refund in fiscal 2004.

         Earnings from Continuing Operations

     Earnings from continuing operations were $36 million, or $8.61 per share-diluted, for the year ended September 30, 2004, compared to earnings from continuing operations of $20 million, or $4.80 per share-diluted, in the year ended September 30, 2003.

         Discontinued Operations

     Loss from discontinued operations was $13 million, or $3.21 per share-diluted, for the year ended September 30, 2004 compared to earnings from discontinued operations of $80 million, or $19.11 per share-diluted, for the year ended September 30, 2003. The results of operations for US Leasing operations, the German Leasing Subsidiary and International Leasing have been classified as discontinued operations and prior year periods have been restated.

     o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenue was $30 million during the fiscal year ended September 30, 2004 compared to $241 million during the fiscal year ended September 30, 2003. Costs and expenses for US Leasing were $39 million during the fiscal year ended September 30, 2004 compared to $215 million during fiscal year ended September 30, 2003. The decrease in revenue in the current year compared to the prior year is due to declines in revenue producing assets as a result of the sale. The decrease in costs and expenses in the fiscal year ended September 30, 2004 compared to the fiscal year ended September 30, 2003 is due to the declines in revenue producing assets, reductions in personnel and reductions in the allowance for doubtful accounts. Net loss for US Leasing was $9 million in the year ended September 30, 2004 compared to net earnings of $38 million in the fiscal year ended September 30, 2003.

     o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. On March 31, 2004, the Company accepted a discounted prepayment by Comprendium of the four remaining payments due from the sale. The Company received 30.5 million euros in lieu of four payments of 9.5 million euros each, scheduled for payment in April 2004, April 2005, May 2006 and December 2006. The four additional payments would have been subject to reduction if certain customers exercised contractual termination provisions. The Company recorded a charge of approximately $2 million ($0.47 per share) in the three months ended March 31, 2004 to reflect the difference between the prepaid amount and the carrying value of the four scheduled payments. During the three months ended December 31, 2003, the Company recorded a $6 million charge against the note receivable balance due from the sale (see Note 4 of Notes to Consolidated Financial Statements). Revenue was $2 million for the year ended September 30, 2004 compared to $78 million for the year ended September 30, 2003. Costs and expenses for these operations were $8 million for the year ended September 30, 2004 compared to $65 million for the year ended September 30, 2003. Net loss was $7 million for the year ended September 30, 2004 compared to net earnings of $34 million for the year ended September 30, 2003.

     o International Leasing: On October 18, 2002, the Company announced that it had sold Comprendium Finance S.A. (formerly known as Comdisco (Switzerland) S.A.), Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy Court on April 18, 2002. During the year ended September 30, 2004, revenues and earnings before income taxes were $1 million. The revenues relate primarily to foreign exchange gains and are noncash. International Leasing in fiscal 2004 recognized a tax benefit of $2 million. Revenues and net earnings were $5 million and $8 million, respectively, during the year ended September 30, 2003.

         Net Earnings

     Net earnings were $23 million, or $5.40 per share-diluted, for the year ended September 30, 2004 compared $100 million, or $23.91 per share-diluted, for the fiscal year ended September 30, 2003.

Fiscal Year Ended September 30, 2003 Compared to the Fiscal Year Ended September 30, 2002

         Total Revenue

     Total revenue decreased 62 percent to $303 million for the fiscal year ended September 30, 2004 from $804 million for the fiscal year ended September 30, 2002. The decrease is due to lower revenues from all of the Company's operations. Since September 30, 2002, the Company has monetized a substantial amount of assets (portfolio sales, sales of stock in subsidiaries (see Note 5 of Notes to Consolidated Financial Statements) and mid-term off-lease sales to existing customers). Furthermore, the Company's business purpose is limited to selling, collecting, or otherwise reducing to money in an orderly manner the remaining assets of the Company. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets.

         Total Leasing Revenue

     Total leasing revenue is comprised of three revenue components: (i) operating lease revenue; (ii) direct financing lease revenue; and (iii) sales-type lease revenue. Total leasing revenue from operations decreased 74 percent to $135 million for the fiscal year ended September 30, 2003 from $528 million for the fiscal year ended September 30, 2002. Operating, direct financing and sales-type lease revenues declined in all business segments in fiscal 2003 compared to fiscal 2002, declining 73 percent, 85 percent and 87 percent, respectively. The decreases are primarily due to the continued orderly run-off of the lease base, the absence of significant new business volume and the sale of leased assets rather than the extension of existing leases or the re-leasing of the Company's inventory of equipment.

         Sales Revenue

     The Company generates sales from two sources: (i) the sale of equipment from its inventory; and (ii) the sale of equipment to the lessee either at original lease termination or during the original lease. Given the Company's limited business purpose, it conducts these types of sales transactions rather than extending existing leases or re-leasing its inventory of equipment. Revenue from sales decreased 45 percent to $91 million for the fiscal year ended September 30, 2003 from $165 million for the fiscal year ended September 30, 2002. This decrease is due primarily to the declining lease base and the completion of a sale to a single customer, which generated $38 million of sales revenue during the fiscal year ended September 30, 2002. In addition, generally declining values for electronics equipment in inventory has also resulted in lower revenues on these sales.

         Technology Services Revenue

     Revenues from technology services were $15 million and $40 million for the fiscal years ended September 30, 2003 and 2002, respectively. The decrease in fiscal 2003 compared to the fiscal 2002 is primarily the result of reduced revenues from the IT CAP services business. The IT CAP Services North America business was sold in February 2002.

         Sale of properties

     On September 26, 2003, the Company announced the sale of its headquarters building and the sale of its warehouse facility. The Company recorded a gain in the amount of approximately $20 million, net of closing costs, in its fiscal year 2003 fourth quarter as a result of these sales.

     There were no property sales in the year ended September 30, 2002.

     See Notes 2 and 5 of Notes to Consolidated Financial Statements for additional information about the property sales.

         Other Revenue

     Other revenue decreased 66 percent to $20 million for the fiscal year ended September 30, 2003 from $58 million for the fiscal year ended September 30, 2002.

         The components of other revenue were as follows (in millions):

                                          Years ended
                                       2003          2002
                                     ------        ------
Sale of equity holdings ........     $    2        $   16
Interest income on notes .......          8            30
Investment income ..............          2             7
GE Capital settlement gain .....          3            --
Other ..........................          5             5
                                     ------        ------
Total other revenue ............     $   20        $   58
                                     ======        ======

     Revenue form the sale of equity securities was $2 million for the year ended September 30, 2003, compared to $16 million for the year ended September 30, 2002. The decrease is primarily due to the declining value of the equity securities portfolio and reductions in overall liquidity events.

     Interest income on notes decreased 73 percent to $8 million for the fiscal year ended September 30, 2003 from $30 million for the fiscal year ended September 30, 2002. The decrease is primarily due to the declining number and amount of notes receivable.

     Investment income was $2 million for the year ended September 30, 2003, compared to $7 million for the year ended September 30, 2002. The decrease is due to reduced average cash balances retained by the Company.

     On August 4, 2003, the Company announced the completion of the post-closing review of the purchase price calculation for the sale of its leasing portfolios to GE Capital and announced it had agreed to a settlement with GE Capital regarding their future contingent payment obligations on the Electronics equipment leasing business. See Note 5 of Notes to Consolidated Financial Statements for a description of the settlement and the settlement amounts.

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

         Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 19 percent to $77 million for the fiscal year ended September 30, 2003 from $95 million for the fiscal year ended September 30, 2002. The following table summarizes selling, general and administrative expenses for the years ended September 30 (in millions):

                                       2003          2002
                                     ------        ------

Compensation and benefits ......     $   40        $   54
Outside professional services ..         29            27
Other expenses .................          9            14
                                     ------        ------
                                     $   77        $   95
                                     ======        ======

     The decrease in compensation and benefits in the fiscal 2003 compared to fiscal 2002 reflect the continued reduction in personnel, offset by the effect of compensation plans implemented in order to maximize recoveries under the Plan (see Item 11, Bankruptcy Court-Approved Compensation Plans: Management Incentive and Stay Bonus Plans). The increase in outside professional service costs is attributable to the Company recording professional service costs related to the bankruptcy in reorganization items during the ten months ended July 31, 2002. Since emerging from bankruptcy, the Company records professional services in selling, general and administrative expenses.

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

         Interest Expense

     Interest expense decreased 11 percent to $25 million for the fiscal year ended September 30, 2003 from $28 million for the fiscal year ended September 30, 2002. The decrease in interest expense for the year ended September 30, 2003 compared to the year ended September 30, 2002 is primarily due to lower average daily borrowings during the year ended September 30, 2003.

     As of July 16, 2001, Comdisco, Inc. ceased accruing interest on its domestic unsecured debt obligations. Contractual interest on all obligations for the ten months ended July 31, 2002 was $214 million which is $198 million in excess of the $16 million recorded interest expense included in the accompanying financial statements for the ten months ended July 31, 2002. The $16 million of interest expense was primarily interest on secured debt.

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

     o Prism Communications: Prism ceased operations on October 1, 2000. Continued declines in the telecommunications industry in the three months ended June 30, 2002 negatively impacted the market for telecommunications equipment. As a result, Comdisco, Inc. recorded a charge of $3 million in fiscal 2002 to write down these assets to fair market value. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan and the estates have been closed.

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

Tabular Disclosure of Contractual Obligations

     The Company does not have any contractual debt, lease or purchase obligations nor any other long-term liabilities reflected on its balance sheet as of September 30, 2004.

Liquidity and Capital Resources

     The Company must rely on cash on hand and cash generated from the orderly sale and run-off of its assets to meet its liquidity needs. All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

     At September 30, 2004, the Company had unrestricted cash and cash equivalents of approximately $157 million, an increase of approximately $60 million compared to September 30, 2003. Net cash provided by operating activities for the year ended September 30, 2004 was $134 million. Net cash used in investing activities was $5 million for the year ended September 30, 2004.

     The Company's operating activities during the year ended September 30, 2004, including minimal capital expenditures, were funded by cash flows from operations (primarily lease and sale receipts). During the year ended September 30, 2004, the Company received proceeds from a number of non-recurring events including: approximately $46 million from Bay4 in settlement of the Company's sale of US Leasing, approximately $38 million from Comprendium as final settlement of the note from the sale of the Company's German subsidiary, $25 million in payments with respect to the participation interest in certain Agere lease payments including the proceeds from the sale of its interest (see Note 4 of Notes to Consolidated Financial Statements), $10 million from the sale of equity securities and approximately $5 million from the sale of properties. The Company's cash expenditures are primarily operating expenses (principally compensation and professional services), dividends and payments to CDR holders.

     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of December 1, 2004, the Company's unrestricted cash balances exceeded $160 million.

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

     Net cash provided by operating activities was $134 million in fiscal 2004, $1.42 billion in fiscal 2003 and $3.58 billion in fiscal 2002.

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

     Aggregate distributions (in millions) and cash payment per CDR in fiscal 2004 were as follows:

                                                 Aggregate       Per
                                                    Payment       CDR
                                                  ---------   -------
                December 2003 .............       $       8   $.05140
                March 2004 ................               3    .01870
                May 2004 ..................              12    .07810
                                                  ---------   -------
                                                  $      23   $.14820
                                                  =========   =======

     Gross cash distributions related to general unsecured claims totaled $3.986 billion through November 15, 2004. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through November 15, 2004 of approximately $3.685 billion made to initially allowed claimholders equates to a present value of $3.535 billion. The associated percentage recovery was approximately 97 percent as of November 15, 2004.

     See Critical Accounting Policies and Note 19 of Notes to Consolidated Financial Statements for a further discussion of CDRs and the methodology for estimating the CDR liability and the potential impact of the resolution of Disputed Claims on liquidity. See Risk Factors--Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights and Impact of Reconsideration and Potential Allowance of Newly Filed Claims or Late Filed Claims or Previously Disallowed Claims.

Recently Issued Professional Accounting Standards

     In May 2004, the Financial Accounting Standards Board issued FASB Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003; and (b) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP No. 106-2 became effective for the Company on September 1, 2004 and is not expected to have a material effect on the Company

Risk Factors Relating to the Company

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

         Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan

     The Company has incurred and will continue to incur significant costs associated with the administration of the estate of Comdisco, Inc. and in completing the wind-down of operations. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and on the Company's cash position.

     The Company's post-bankruptcy business plan is limited to an orderly run-off or sale of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business plan. This business plan is based on numerous assumptions including the anticipated future performance of the Company in running off its operations, the time frame for the run-off, general business and economic conditions, and other matters, many of which are beyond the control of the Company and some of which may not materialize. As a result, the Company's ability to effectively complete this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of this Annual Report may affect the actual financial results of the Company's operations.

         Uncertainties Relating to the Wind-down of Operations

     The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. The success of the Company's continuing wind-down of operations and implementation of the Order entered by the Bankruptcy court on April 15, 2004 is dependent on numerous factors, including the timing and amount of cash received from the monetization of its assets, the resolution of the remaining Disputed Claims, the ability of the Disbursing Agent to fulfill the positions of the previous Board of Directors and executive officers and the ability of the Company to effectively consolidate its management structure and maintain its operations with limited personnel.

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

         The Company's Liquidity is Dependent on a Number of Factors

     The Company's liquidity generally depends on cash on hand and cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, timely payment by its customers, global economic and political conditions, control of operating costs and expenses and the ability of the Company to dispose of its assets. The Company's remaining lease funding obligations are immaterial.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as 89 percent of the estimated fair market value of the entire portfolio is concentrated in less than fifteen individual companies and approximately 29 percent of the estimated amount is in one company.

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

     At September 30, 2004, the Company held securities of six publicly-traded companies: Atheros Communications, Inc., Blue Nile, Inc., Cytokinetics, Inc., NuVasive, Inc., Salesforce.com and Volterra Semiconductor Corporation. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term. The Company's practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends.

     The Company has equity investments in private companies consisting primarily of small investments in approximately two hundred private companies that are all non-quoted securities. Common stock and preferred stock investments are carried at the lower of cost or estimated fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value.

         Foreign Exchange Risk

     The Company's business purpose is limited to the orderly sale or run-off of all of its remaining assets, including assets denominated in foreign currencies. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the US dollar value realized from the repatriation of the proceeds from the sale or run-off of assets denominated in foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
                                                                                              Page
Reports of Independent Registered Public Accounting Firm ........................................38

Consolidated Statements of Earnings (Loss) for the years ended September 30, 2004 and 2003
(Successor), the two-month period ended September 30, 2002 (Successor) and the ten-month period ended July 31, 2002 (Predecessor) ..............................................39

Consolidated Balance Sheets as of September 30, 2004 and  2003 (Successor) ......................40

Consolidated Statements of Stockholders' Equity:

     For the ten-month period ended July 31, 2002 (Predecessor)..................................41

     For the two-month period ended September 30, 2002 and for the years ended
     September 30, 2004 and 2003 (Successor).....................................................41

Consolidated Statements of Cash Flows for the years ended September 30, 2004 and 2003
(Successor), the two-month period ended September 30, 2002 (Successor)and the ten-month period ended July 31, 2002 (Predecessor) ..............................................42

Notes to Consolidated Financial Statements.......................................................44


                        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Comdisco Holding Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the Successor) as of September 30, 2004 and September 30, 2003, and the related consolidated statements of earnings
(loss), stockholders' equity, and cash flows for the years ended September 30, 2004 and September 30, 2003 and the period from August 1, 2002 to September 30, 2002, and the consolidated statements of earnings (loss), stockholders' equity, and cash flows of Comdisco, Inc. and subsidiaries (the Predecessor) for the period from October 1, 2001 to July 31, 2002. These consolidated financial statements are the responsibility of the Successor's and Predecessor's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2004 and 2003, the results of their operations and cash flows for the years ended September 30, 2004 and 2003 and the period from August 1, 2002 to September 30, 2002, and the results of operations and cash flows of Comdisco, Inc. and subsidiaries for the period from October 1, 2001 to July 31, 2002, in conformity with U.S. generally accepted accounting principles.



KPMG LLP




Chicago, IL
December 13, 2004

                         COMDISCO HOLDING COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                       (in millions except per share data)

                                                                                  SUCCESSOR               |  PREDECESSOR
                                                                                              Two months  |   Ten months
                                                                                                   ended  |        ended
                                                                Year ended September 30,    September 30, |      July 31,
                                                                -----------------------     ------------  |   ----------
                                                                     2004          2003             2002  |         2002
                                                                ---------     ---------     ------------  |   ----------
Revenue                                                                                                   |
Leasing                                                                                                   |
     Operating ................................................ $      14     $     128     $      42     |   $      436
     Direct financing .........................................         1             3             1     |           19
     Sales-type ...............................................         2             4             1     |           29
                                                                ---------     ---------     ---------     |   ----------
        Total leasing .........................................        17           135            44     |          484
                                                                                                          |
Sales .........................................................        43            91             1     |          164
Technology services ...........................................         1            15             3     |           37
Agere lease participation payment .............................        25            --            --     |           --
Sale of properties ............................................         5            20            --     |           --
Foreign exchange gain .........................................        --            22            --     |           13
Other .........................................................        17            20            11     |           47
                                                                ---------     ---------     ---------     |   ----------
        Total revenue .........................................       108           303            59     |          745
                                                                ---------     ---------     ---------     |   ----------
Costs and expenses                                                                                        |
Leasing                                                                                                   |
     Operating ................................................         7           105            45     |          344
     Sales-type ...............................................         1             4             1     |           24
                                                                ---------     ---------     ---------     |   ----------
        Total leasing .........................................         8           109            46     |          368
                                                                                                          |
Sales .........................................................        34            80             3     |          189
Technology services ...........................................         1             8             5     |           27
Selling, general and administrative ...........................        31            77            10     |           85
Contingent distribution rights ................................        49            52            10     |           --
Write-down of equity securities ...............................         2            25             3     |           70
Bad debt expense ..............................................       (12)          (92)            3     |          115
Interest (total Predecessor contractual interest 2002 - $214)..         1            25            12     |           16
Reorganization items ..........................................        --            --            --     |          439
Fresh-start accounting adjustments ............................        --            --            --     |          369
                                                                ---------     ---------     ---------     |   ----------
     Total costs and expenses .................................       114           284            92     |        1,678
                                                                ---------     ---------     ---------     |   ----------
Earnings (loss) from continuing operations before income                                                  |
  taxes (benefit) and extraordinary items .....................        (6)           19           (33)    |         (933)
Income taxes (benefit) ........................................       (42)           (1)            2     |           48
                                                                ---------     ---------     ---------     |   ----------
Earnings (loss) from continuing operations before                                                         |
  extraordinary items .........................................        36            20           (35)    |         (981)
                                                                                                          |
Earnings (loss) from discontinued operations, net of tax ......       (13)           80            18     |          287
                                                                ---------     ---------     ---------     |   ----------
Earnings (loss) before extraordinary items ....................        23           100           (17)    |         (694)
                                                                                                          |
Extraordinary gain - debt discharge, net of tax ...............        --            --            --     |          153
Extraordinary gain - recognition of excess of fair value of                                               |
  net assets over reorganization value, net of tax ............        --            --           241     |           --
                                                                ---------     ---------     ---------     |   ----------
Net earnings (loss) ........................................... $      23     $     100     $     224     |   $     (541)
                                                                =========     =========     =========     |   ==========
Basic earnings (loss) per common share:                                                                   |
  Earnings (loss) from continuing operations .................. $    8.61     $    4.80     $   (8.28)    |   $    (6.52)
  Earnings (loss) from discontinued operations ................     (3.21)        19.11          4.27     |         1.91
  Earnings (loss) from extraordinary items ....................        --            --         57.38     |         1.02
  Cumulative effect of change in accounting principle .........        --            --            --     |           --
                                                                ---------     ---------     ---------     |   ----------
  Net earnings (loss) ......................................... $    5.40     $   23.91     $   53.37     |   $    (3.59)
                                                                =========     =========     =========     |   ==========
Diluted earnings (loss) per common share:                                                                 |
  Earnings (loss) from continuing operations .................. $    8.61     $    4.80     $   (8.28)    |   $    (6.52)
  Earnings (loss) from discontinued operations ................     (3.21)        19.11          4.27     |         1.91
  Earnings (loss) from extraordinary items ....................        --            --         57.38     |         1.02
  Cumulative effect of change in accounting principle .........        --            --            --     |           --
                                                                ---------     ---------     ---------     |   ----------
  Net earnings (loss) ......................................... $    5.40     $   23.91     $   53.37     |   $    (3.59)
                                                                =========     =========     =========     |   ==========

See accompanying notes to consolidated financial statements

                         COMDISCO HOLDING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
            (in millions except number of shares and per share data)

                                                            September 30,     September 30,
                                                                     2004             2003
                                                            -------------     ------------
ASSETS
Cash and cash equivalents ...............................   $         157     $         97
Cash - legally restricted ...............................              10               42
Receivables, net ........................................               4               41
Inventory of equipment ..................................               1                9
Leased assets:
  Direct financing and sales-type .......................               1               26
  Operating (net of accumulated depreciation) ...........               2               16
                                                            -------------     ------------
    Net leased assets ...................................               3               42
Equity securities .......................................              14               18
Assets of discontinued operations .......................               5              113
Other                                                                   4               11
                                                            -------------     ------------
                                                            $         198     $        373
                                                            =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts  payable .......................................   $           2     $          6
Income  taxes:
  Current ...............................................               6               29
  Deferred ..............................................              --               --
Liabilities related to assets of discontinued operations.               1               11
Deferred income .........................................               2               27
Other liabilities:
  Accrued compensation ..................................              12               62
  Contingent distribution rights ........................              70               44
  Other .................................................               2               12
                                                            -------------     ------------
   Total other liabilities ..............................              84              118
                                                            -------------     ------------
                                                                       95              191
Stockholders' equity:
  Common stock $.01 par value. Authorized 10,000,000
   shares; issued 4,200,000 shares.  4,196,022 shares
   outstanding at September 30, 2004;
   4,197,100 shares outstanding at September 30, 2003 ...              --               --
  Additional paid-in capital ............................             109              169
  Accumulated other comprehensive income ................              10               13
  Retained earnings (deficit) ...........................             (16)              --
  Common stock held in treasury, at cost; 3,978 shares at
    September 30, 2004 (2,900 at September 30, 2003).....              --               --
                                                            -------------     ------------
      Total stockholders' equity ........................             103              182
                                                            -------------     ------------
                                                            $         198     $        373
                                                            =============     ============


See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (in millions)

Predecessor

                                                          Additional    Accumulated                 Common
                                               Common       paid-in     other compre-    Retained   stock in
                                                stock       capital     hensive income   earnings   treasury      Total
-------------------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Predecessor Company
Balance at September 30, 2001                $        23  $     365    $           (93) $     772    $   (620)  $    447
Net loss for the ten months ended
  July 31, 2002                                                                              (541)                  (541)
Translation adjustment                                                              24                                24
Change in unrealized gain                                                           (1)                               (1)
                                                                                                                --------
   Total comprehensive income (loss)                                                                                (518)
Extinguishment of stockholders' equity in
  connection with reorganization                     (23)       (365)               70       (231)        620         71
-------------------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at July 31, 2002                     $        --  $       --   $            --  $      --   $      --   $     --
                                             ===========  ==========   ===============  =========   =========   ========


                          COMDISCO HOLDING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (in millions)

Successor

                                                          Additional    Accumulated
                                               Common       paid-in     other compre-    Retained
                                                stock       capital     hensive income   earnings       Total
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------
Successor Company
Balance at July 31, 2002                     $        --  $       --   $            --  $      --  $       --
Issuance of New Common stock                                     384                                      384
Tax effect of fresh-start accounting                              29                                       29
Net income for the two months ended
  September 30, 2002                                                                          224         224
Translation adjustment                                                               4                      4
Change in unrealized gain                                                                                  --
                                                                                                   ----------
   Total comprehensive income                                                                             228
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------
Balance at September 30, 2002                         --         413                 4        224         641
Net income                                                                                    100         100
Translation adjustment                                                              (2)                    (2)
Change in unrealized gain                                                           11                     11
                                                                                                   ----------
   Total comprehensive income                                                                             109
Liquidating dividends                                           (244)                        (324)       (568)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------
Balance at September 30, 2003                         --         169                13         --         182
Net income                                                                                     23          23
Translation adjustment                                                              --                     --
Change in unrealized gain                                                           (3)                    (3)
                                                                                                   ----------
   Total comprehensive income                                                                              20
Liquidating dividends                                            (60)                         (39)        (99)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------
Balance at September 30, 2004                $        --  $      109   $            10  $     (16) $      103
                                             ===========  ==========   ===============  =========  ==========

See accompanying notes to consolidated financial statements.


                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                                   SUCCESSOR              |  PREDECESSOR
                                                                                              Two months  |   Ten months
                                                                                                   ended  |        ended
                                                                Year ended September 30,    September 30, |      July 31,
                                                                -----------------------     ------------  |   ----------
                                                                     2004          2003             2002  |         2002
                                                                ---------     ---------     ------------  |   ----------
Cash flows from operating activities:                                                                     |
   Operating lease and other leasing receipts ..........        $      39    $      228     $         53  |  $       590
   Leasing costs, primarily rentals paid ...............               --            --               --  |           (2)
   Lease portfolio sales ...............................               --            72               13  |          356
   Sales  of equipment .................................               44            92                9  |          161
   Sales costs .........................................               --            (2)              (1) |          (7)
   Technology services receipts ........................               --            16                4  |           44
   Technology services costs ...........................               --            (2)              (1) |         (18)
   Note receivable receipts ............................                1            78               33  |          201
   Warrant proceeds ....................................                9             3               --  |           29
   Other revenue .......................................               37             7                9  |           38
   Selling, general and administrative expenses ........              (72)          (41)             (28) |          (79)
   Contingent distribution rights payments .............              (23)          (19)              --  |           --
   Interest ............................................               --           (37)               1  |          (21)
   Income taxes ........................................               19           (13)              --  |           32
                                                                ---------     ---------     ------------  |   ----------
     Net cash provided by continuing operations ........               54           382               92  |        1,324
     Net cash provided by discontinued operations ......               80         1,040              196  |        1,971
                                                                ---------     ---------     ------------  |   ----------
     Net cash provided by operating activities before                                                     |
        reorganization items ...........................              134         1,422              288  |        3,295
                                                                ---------     ---------     ------------  |   ----------
Operating cash flows from reorganization items:                                                           |
   Interest received on cash accumulated because of                                                       |
   Chapter 11 proceeding ...............................               --            --               --  |           26
   Professional fees paid for services rendered in                                                        |
   connection with Chapter 11 proceeding ...............               --            --               --  |          (42)
                                                                ---------     ---------     ------------  |   ----------
     Net cash used by reorganization items .............               --            --               --  |          (16)
                                                                ---------     ---------     ------------  |   ----------
     Net cash provided by operating activities .........              134         1,422              288  |        3,279
                                                                ---------     ---------     ------------  |   ----------
                                                                                                          |
Cash flows from investing activities:                                                                     |
   Equipment purchased for leasing .....................               (1)           (6)              (2) |          (44)
   Notes receivable ....................................               --            (1)              --  |          (18)
   Equity investments ..................................               (2)           --               --  |           (1)
   Equipment purchased for leasing by discontinued                                                        |
   operations ..........................................               (1)          (26)             (60) |         (267)
   Other ...............................................               (1)           20               (1) |            2
                                                                ---------     ---------     ------------  |   ----------
     Net cash used in investing activities .............               (5)          (13)             (63) |         (328)
                                                                ---------     ---------     ------------  |   ----------
Cash flows from financing activities:                                                                     |
   Cash used by discontinued operations ................               (4)         (167)             (56) |         (267)
   Net decrease in notes and term notes payable ........               --        (1,085)             (33) |         (462)
   Principal payments on secured debt ..................               --            (2)              (5) |         (117)
   Discounted lease proceeds ...........................               --            --                1  |           12
   Initial cash distribution to creditors ..............               --            --               --  |       (1,983)
   Cash portion of disputed claims reserve .............               --            --               --  |         (248)
   Dividends paid on New Common stock ..................              (99)         (568)              --  |           --
   Decrease (increase) in legally restricted cash ......               32           (24)              40  |           (5)
   Other ...............................................                2           (12)              (7) |          (20)
                                                                ---------     ---------     ------------  |   ----------
     Net cash used in financing activities .............              (69)       (1,858)             (60) |       (3,090)
                                                                ---------     ---------     ------------  |   ----------
                                                                                                          |
Net increase (decrease) in cash and cash equivalents ...               60          (449)             165  |         (139)
Cash and cash equivalents at beginning of period .......               97           546              381  |          520
                                                                ---------     ---------     ------------  |   ----------
Cash and cash equivalents at end of period .............        $     157     $      97     $        546  |   $      381
                                                                =========     =========     ============  |   ==========


See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                   SUCCESSOR              |  PREDECESSOR
                                                                                              Two months  |   Ten months
                                                                                                   ended  |        ended
                                                                Year ended September 30,    September 30, |      July 31,
                                                                -----------------------     ------------  |   ----------
                                                                     2004          2003             2002  |         2002
                                                                ---------     ---------     ------------  |   ----------
Reconciliation of earnings (losses) from                                                                  |
continuing operations to net cash                                                                         |
provided by operating activities:                                                                         |
Earnings (losses) from continuing operations ............       $      36     $      20     $        (35) |   $      (981)
Adjustments to reconcile earnings (losses)                                                                |
 from continuing operations to net cash provided                                                          |
  by operating activities                                                                                 |
    Leasing costs, primarily                                                                              |
      depreciation and amortization .....................               9           109               46  |          366
    Leasing revenue, primarily principal portion of                                                       |
      direct financing and sales-type lease rentals .....              21            93                9  |          106
    Cost of sales .......................................              33            78                2  |          182
    Technology services costs, primarily                                                                  |
     depreciation and amortization ......................               1             6                4  |            9
    Interest ............................................               1           (12)              13  |           (5)
    Income taxes ........................................             (23)          (14)               2  |           80
    Principal portion of notes receivable ...............               1            72               23  |          175
    Selling, general, and administrative expenses .......             (53)          (32)              (2) |          191
    Contingent Distribution Rights ......................              26            34               --  |           --
    Warrant proceeds in excess of income ................              --             1               --  |           13
    Fresh-start accounting adjustments ..................              --            --               --  |          369
    Reorganization items ................................              --            --               --  |          423
    Lease portfolio sales ...............................              --            72               13  |          356
    Other, net ..........................................               2           (45)              17  |           24
                                                                ---------     ---------     ------------  |   ----------
           Net cash provided by continuing operations ...              54           382               92  |        1,308
           Net cash provided by discontinued operations .              80         1,040              196  |        1,971
                                                                ---------     ---------     ------------  |   ----------
           Net cash provided by operating activities ....       $     134     $   1,422     $        288  |   $    3,279
                                                                =========     =========     ============  |   ==========
Supplemental Schedule of Non-cash Financing Activities:                                                   |
    Reduction of discounted lease rentals in lease                                                        |
    portfolio sales                                             $      --     $      --     $         --  |   $      292
                                                                =========     =========     ============  |   ==========

See accompanying notes to consolidated financial statements.



                         COMDISCO HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

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

     Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which managed the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc. (a direct wholly-owned subsidiary of Comdisco Holding Company, Inc.), which managed the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (a direct wholly-owned subsidiary of Comdisco, Inc.), which managed the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management group ("CAM") was responsible for the sale and run-off of certain assets held by Comdisco Global Holding Company, Inc., Comdisco, Inc. and their subsidiaries that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations were managed through Comdisco, Inc. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism is now a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which was a direct wholly-owned subsidiary of Comdisco, Inc. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan and the estate was closed.

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

     Income Taxes

     The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for taxes estimated to be payable in all jurisdictions. The accrued tax liabilities resulting from tax expense recorded in previous periods have been evaluated by management in accordance with FASB No. 5, "Accounting for Contingencies." Accordingly, the ultimate amount paid may be more or less than the accrued tax liabilities recorded within the financial statements.

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

     Property, Plant and Equipment

     As result of fresh-start reporting adjustments, $27 million of excess fair value of net assets over reorganization value was allocated as a reduction to property, plant and equipment in accordance with AICPA Statement of Position ("SOP") 90-7 and Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the net book value of property, plant and equipment as of September 30, 2004 and September 30, 2003 was zero.

     The Company completed the sale of two of its five properties, including its former headquarters, in September 2003. The Company completed the sale of its Carlstadt property in November 2003 for approximately $2.2 million. The Company completed the sale of its former Availability Solutions facility in Eching, Germany in March 2004 for approximately $2.5 million. See Note 5 of Notes to Consolidated Financial Statements for additional information about these property sales.

     The remaining property, a day care facility in Rosemont, Illinois, is offered for sale by the Company at this time. The Company estimates the fair market value of the remaining property is less $.75 million.

     Equity Securities

     Marketable equity securities: The Company classifies all marketable equity securities as available-for-sale. These marketable equity securities are carried at fair value, based on quoted market prices, with unrealized gains and losses excluded from earnings (loss) and reported in accumulated other comprehensive income (loss).

     Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed. The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes.

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

     Reclassifications

     Certain reclassifications have been made in the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation.

Note 3 - Fresh-Start Reporting

     The Company adopted fresh-start reporting because, as a result of implementation of the Plan, holders of the Predecessor's existing common stock immediately before filing and confirmation of the Plan retained less than 50 percent of the Common Stock of the emerging entity and the Company's reorganization value at emergence was less than its post-petition liabilities and allowed claims.

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

     The Company's reorganization value was less than the fair value of the emerging Company's net assets as estimated by the Company. In accordance with SFAS 141, the excess of the fair value of the net assets over the reorganization value is used to reduce the value of certain assets (primarily long-lived non-financial assets) to zero. The remaining excess was held as a contra asset on the balance sheet of the Company as of July 31, 2002. The Company recognized an extraordinary gain of $241 million, net of tax, in the Successor consolidated financial statements to recognize the excess which remained after reducing property, plant and equipment to zero. The excess of the estimated fair value of the net assets of the emerging Company over the reorganization value primarily relates to three factors: (1) the Company's European IT Leasing business performing better than expected (2) the strengthening of the Euro from the time of estimation of the reorganization value as disclosed in the Plan; and (3) the reorganization value considered future operating expenses, whereas the estimated fair value of the net assets of the emerging company did not. All future operating expenses will be expensed as incurred in accordance with generally accepted accounting principles.

     The reorganization value and the related allocation to the estimated fair value of the net assets of the emerging Company was based upon a variety of estimates and assumptions about future circumstances and events. Such estimates and assumptions are inherently subject to significant uncertainties.

     The extraordinary gain-debt discharge for the ten months ended July 31, 2002 was calculated as follows (in thousands):

      Historical carrying value of old debt securities         $   3,556
      Historical value of related accrued interest                    83
      Unamortized portion of deferred debt issuance costs             (1)
      Prepetition accounts payable and estimated liability
        related to disputed claims                                   180
      Plan New Debt                                               (1,050)
      Plan Cash Distribution                                      (1,983)
      Plan New Common Stock                                         (384)
      Disputed Claims Reserve (cash)                                (248)
                                                               ---------
                                                                     153
      Tax provision                                                   --
                                                               ---------
      Gain on extinguishment of debt                           $     153
                                                               =========

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

     The assets of Prism Communication Services, Inc. ("Prism") have been liquidated and the proceeds realized from such liquidation distributed to creditors of Prism in accordance with the Plan. On February 26, 2004, the Bankruptcy court entered an order closing the fully administered Prism cases effective March 5, 2004. Results of operations of Prism for fiscal 2001 are included in discontinued operations.

     Following is summary financial information for the Company's discontinued operations for the fiscal years ended September 30, 2004 and 2003, the two months ended September 30, 2002 and the ten months ended July 31, 2002. The Availability Solutions information below includes the results from the Company's Availability Solutions businesses sold to SunGard as well as the Availability Solutions operations discontinued in Germany and Spain (in millions):

SUCCESSOR

                                                          Fiscal year ended September 30, 2004
                                                 -----------------------------------------------------
                                                                 Inter-         German
                                                                 national      Leasing
                                                 US Leasing      Leasing      Subsidiary       Total
                                                 ----------     ----------    ----------    ----------
Revenue                                          $       30     $        1    $        2    $       33
                                                 ==========     ==========    ==========    ==========
Earnings from discontinued operations:
  Before income taxes                            $       (9)    $        1    $       (7)   $      (15)
  Income taxes (benefit)                                 --             (2)           --            (2)
                                                 ----------     ----------    ----------    ----------
  Net earnings (loss)                            $       (9)    $        3    $       (7)   $      (13)
                                                 ==========     ==========    ==========    ==========

                                                          Fiscal year ended September 30, 2003
                                                 -----------------------------------------------------
                                                                 Inter-         German
                                                                 national      Leasing
                                                 US Leasing      Leasing      Subsidiary       Total
                                                 ----------     ----------    ----------    ----------
Revenue                                          $      241     $        5    $       78    $      324
                                                 ==========     ==========    ==========    ==========
Gain on sale                                     $      --      $        7    $       24    $       31
                                                 ==========     ==========    ==========    ==========
Earnings from discontinued operations:
  Before income taxes (benefit)                  $      26      $        9    $       37    $       72
  Income taxes (benefit) (1)                           (12)              1             3            (8)
                                                 ---------      ----------    ----------    ----------
  Net earnings                                   $      38      $        8    $       34    $       80
                                                 =========      ==========    ==========    ==========

(1)       The $12 million  income tax benefit for US Leasing  during fiscal year
          2003 is due to a reduction of deferred tax liabilities relating to the Company's Canadian operations. See Note 13 of Notes to Consolidated
          Financial Statements for further information relating to income taxes.



                                                          Two months ended September 30, 2002
                                                 -----------------------------------------------------
                                                                  Inter-         German
                                                                 national      Leasing
                                                 US Leasing      Leasing      Subsidiary       Total
                                                 ----------     ----------    ----------    ----------
Revenue                                          $       79     $       22    $       31    $      132
                                                 ==========     ==========    ==========    ==========
Earnings from discontinued operations:
  Before income taxes                            $       22     $       (8)   $        7    $       21
  Income taxes                                            1              1             1             3
                                                 ----------     ----------    ----------    ----------
  Net earnings (loss)                            $       21     $       (9)   $        6    $       18
                                                 ==========     ==========    ==========    ==========


PREDECESSOR

                                                                 Ten months ended July 31, 2002
                                          ------------------------------------------------------------------------------------
                                                                           Inter-         German
                                          Availability                    national        Leasing
                                            Solutions     US Leasing      Leasing       Subsidiary       Prism         Total
                                          ------------    ----------    -----------    -----------    ----------    ----------
Revenue                                   $         67    $      347    $       137    $       169    $  --         $      720
                                          ============    ==========    ===========    ===========    ==========    ==========
Gain on sale                              $        326    $       --    $        --    $        --    $       --    $      326
                                          ============    ==========    ===========    ===========    ==========    ==========
Income from discontinued operations:
  Before income taxes (benefit)           $        339    $      (26)   $         4    $        35    $       (3)   $      349
  Income taxes (benefit)                            26           (10)             2              7            --            25
                                          ------------    ----------    -----------    -----------    ----------    ----------
  Net earnings (loss)                              313           (16)             2             28            (3)          324
Estimated loss on disposal
  Before income taxes                               --            --            (37)            --            --           (37)
  Income taxes                                      --            --             --             --            --            --
                                          ------------    ----------    -----------    -----------    ----------    ----------
  Net loss                                          --            --            (37)            --            --           (37)
                                          ------------    ----------    -----------    -----------    ----------    ----------
  Total                                   $        313    $      (16)   $       (35)   $        28    $       (3)   $      287
                                          ============    ==========    ===========    ===========    ==========    ==========




     The estimated loss on disposal before income taxes of the discontinued operations for the ten months ended July 31, 2002 included the following (in millions):

                                                                Inter-
                                                                national
                                                                Leasing
                                                                --------
Carrying value of net assets in excess of
  anticipated proceeds                                          $     37
Expenses of asset disposal and anticipated
  operating loss from the discontinued date
  through the date of disposal                                        --
                                                               ---------
Loss on disposal before income taxes                           $      37
                                                               =========

Note 5 - Sale of Assets

     Sale of Assets

     US Leasing operations

     On August 25, 2003, the Company announced that it had agreed to sell the assets of its US leasing business to Bay4 Capital Partners, LLC ("Bay4"). On September 9, 2003, the Company completed the sale to Bay4. Under the terms of the asset purchase agreement, and after completion of the post closing adjustments to the purchase price in October 2003, the Company received approximately $19.4 million in cash, and Bay4 assumed approximately $21.3 million in secured nonrecourse debt to third parties. The Company retained a secured nonrecourse interest of approximately $27.3 million in certain other leases. In addition, the Company received a note in the amount of approximately $39.9 million payable primarily from the realization of the residual value of the assets. Furthermore, the note evidences the Company's right to share in the proceeds, if any, realized from the assets beyond the stated amount of the note.

     Through May 13, 2004, the Company had received approximately $29 million of payments on the residual note. On May 13, 2004, the remaining residual note balance and the Company's right to share were settled with Bay4 for $16.5 million. The Company realized a gain of approximately $6 million as a result of this transaction in the three months ended June 30, 2004.

     In April 2004, Bay4 paid Comdisco approximately $15 million in payment of principal on the Company's retained secured non-recourse interest in certain leases purchased by Bay4. The remaining principal balance, which is included in assets of discontinued operations, was approximately $4 million at September 30, 2004, including contractual lease payments of approximately $2.7 million due from a subsidiary of VarTec Telecom Inc. through December 2005. Vartec filed for Chapter 11 bankruptcy protection in November 2004.

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

     On April 30, 2003, the Company announced that it had completed the sale of the stock of its leasing subsidiary in Germany to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investments S.A. ("Comprendium"), a Swiss company. Under the terms of the Amended Share Purchase Agreement, Comdisco received approximately Euro 285 million (approximately $316 million) at closing, and four additional payments totaling up to approximately Euro 38 million over the 42 months following closing, dependent upon specific portfolio performance criteria. On March 31, 2004, the Company accepted a discounted prepayment by Comprendium of the four remaining payments due from the sale. The Company received Euro 30.5 million in lieu of four payments of Euro
9.5 million each, scheduled for payment in April 2004, April 2005, May 2006 and December 2006. The four additional payments would have been subject to reduction if certain customers exercised contractual termination provisions. The Company recorded a charge of approximately $2 million ($0.47 per share) in the three months ended March 31, 2004 to reflect the difference between the prepaid amount and the carrying value of the four scheduled payments. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets," the Company recorded a charge of $6 million ($1.46 per share) in the first quarter of fiscal 2004 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from a sale or early buy-out.

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

         Corporate Asset Management

     On January 14, 2002, Comdisco, Inc. announced the sale of substantially all of its electronics and laboratory and scientific equipment leasing assets to GE Capital Corporation ("GE Capital"). The Bankruptcy Court approved the sale on January 24, 2002. On April 24, 2002, Comdisco, Inc. received approximately $548 million for the sale of these assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, Comdisco, Inc. and GE Capital completed a second closing on the sale of electronics and laboratory and scientific assets, for which Comdisco, Inc. received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. The purchase price for both closings was subject to adjustment based upon the completion of a post-closing review of the purchase price calculation. A portion of the purchase price was held back at each closing pending the resolution of that review, which was completed on August 4, 2003. In addition, the Company received additional consideration based on the performance of the electronics assets sold to GE Capital. Certain electronics and laboratory and scientific assets were not purchased by GE Capital due to documentation, credit or other issues. The Company, through its CAM group, continues to manage the sale or run-off of these assets.

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

     On August 4, 2003, the Company announced the completion of the post-closing review of the purchase price calculation for the sale of its Electronics, Laboratory and Scientific, and Healthcare leasing portfolios to GE Capital. The Company received approximately $25 million in the settlement of the purchase price holdbacks. On the same date, the Company also announced that it had agreed to a settlement with GE Capital regarding their future contingent payment obligations on the Electronics equipment leasing business (collectively, the "GE Settlement"). The Company received a single $40 million cash payment and other consideration valued by the Company at approximately $29 million. The other consideration primarily consisted of a participation interest in certain Agere Systems, Inc. ("Agere") lease payments previously purchased by GE Capital. The Company and GE Capital also agreed to a mutual release of substantially all potential indemnification claims under the sale agreements for the Electronics, Laboratory and Scientific, and Healthcare leasing portfolios. As a result of the settlement of the purchase price holdback and the settlement of the contingent payment obligations, the Company recorded a gain of approximately $2 million in its fourth fiscal quarter ended September 30, 2003 (see below for a description of the sale of its participation interest in fiscal 2004).

     On September 26, 2003, the Company announced the sale of two of its five remaining properties. MB Financial, Inc. a financial services holding company that is the parent of MB Financial Bank, N.A., purchased the Company's 287,000 square-foot headquarters building located at 6111 N. River Road in Rosemont, Illinois for $19.3 million. The sale closed on September 25, 2003. The Company remained as a tenant in the building through October 2004. CenterPoint Properties Trust, a real estate investment trust, purchased the Company's 250,000 square-foot warehouse facility located at 800 Albion Way in Schaumburg, Illinois for approximately $3.7 million. The sale closed on August 15, 2003.

     The Company completed the sale of its Carlstadt property in November 2003 for approximately $2.2 million. The Company recorded a $2.2 million gain during the three months ended December 31, 2003 as a result of the sale.

     On January 7, 2004, the Company completed the sale of its participation interest in certain Agere lease payments (see above for description of the Agere lease payments). The aggregate purchase price was approximately $18 million. Approximately $15 million was received in cash and the remaining $3 million was placed in escrow pending the resolution of post-closing adjustments, if any, to be made over the next year. Approximately $1.2 million of the remaining $3 million placed in escrow in January 2004 was received by the Company on May 12, 2004, with the balance scheduled to be received by the Company on November 11, 2004.

     The participation interest was included in Comdisco's September 30, 2003 balance sheet in receivables at the present value of the minimum payments, or approximately $24 million and, in a like amount, in deferred income. During the year ended September 30, 2004, the Company received approximately $25 million ($9 million in payments prior to the sale, $15 million from the sale and $1 million from the escrow in May 2004), respectively, in payments with respect to the participation interest. All proceeds related to the participation interest have and will be reflected in Comdisco's earnings when received.

     The Company completed the sale of its former Availability Solutions facility in Eching, Germany in March 2004 for approximately $2.5 million. The Company recorded a $2.5 million gain during the three months ended March 31, 2004 as a result of the sale.

     The only remaining property owned by the Company at September 30, 2004 (which is currently for sale by the Company) was a day-care facility adjacent to the Company's former headquarters, with an estimated fair market value of less than $750,000. See Note 2 of Notes to Consolidated Financial Statements, Property, Plant and Equipment, for the impact of fresh-start reporting adjustments on the net book value of property, plant and equipment at September 30, 2004 and 2003.

     Services

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


     Note  6  -  Reorganization  Items  and  Fresh-Start Reporting Adjustments

     Reorganization Items

     Expenses and income of the Predecessor company directly incurred or realized as a result of the Chapter 11 cases have been segregated from the normal operations and are disclosed separately. As a result of the Company's emergence from bankruptcy on August 12, 2002, the Company ceased recording bankruptcy related expenses and income within reorganization items. As such, the Company does not have reorganization items for either the fiscal year ended September 30, 2004 and 2003 or the two months ended September 30, 2002. The major components for the ten months ended July 31, 2002 were as follows (in millions):

PREDECESSOR
                                                                2002
                                                               -----
Estimated loss on sale on leased assets                        $ 263
Loss on IT CAP sale                                                3
DIP fees                                                           8
Disputed Claims                                                  127
Other asset write-downs                                           22
Professional fees                                                 42
Interest income                                                  (26)
                                                               -----
                                                               $ 439
                                                               =====

     In accordance with SOP 90-7 and SFAS No. 5 "Accounting for Contingencies," in addition to liabilities previously accrued, Comdisco, Inc., the Predecessor Company, recorded in its statement of earnings (loss) for the ten months ended July 31, 2002, an additional liability of $127 million related to the Disputed Claims.

     Professional fees related to legal, investment advisory and other professional services. DIP facility fees relate to the write-off of previously capitalized arrangement and structuring fees the Company incurred in connection with the Debtor-In-Possession (DIP) facility (see Note 11 of Notes to Consolidated Financial Statements). Interest income included interest earned on the Company's unrestricted cash balance that would not have been earned if the Company had not filed for Chapter 11 protection.

          Fresh-Start Reporting Adjustments

     The major components of fresh-start accounting adjustments, which were expensed, for the ten months ended July 31, 2002 are as follows (in millions):

PREDECESSOR
                                                                2002
                                                               -----
Fair value adjustment to assets                                $  65
Excess fair value of net assets over
   reorganization value                                          271
Recognition of accumulated other comprehensive loss               70
                                                               -----
                                                                 406
Charges related to assets in
   discontinued operations                                       (37)
                                                               -----
Total fresh-start reporting adjustments                        $ 369
                                                               =====

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

     o Operating leases: Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment.
          Depreciation is recognized on a straight-line basis over the lease term to the Company's estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. In estimating the equipment's fair value at lease termination, the
          Company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates are reviewed continuously to ensure reasonableness, however the amounts the Company will ultimately realize could differ from the amounts assumed in determining depreciation on the equipment in the operating lease portfolio at September 30, 2004.

     Initial direct costs related to operating and direct financing leases, including salespersons' commissions, are capitalized and amortized over the lease term into leasing costs and expenses. As a result of fresh-start reporting adjustment, all indirect costs have been recognized in the consolidated statement of earnings (loss).

Note 8 - Leased Assets

     The components of the net investment in direct financing and sales-type leases as of September 30 are as follows (in millions):

SUCCESSOR
                                                                2004     2003
                                                               -----    -----
Minimum lease payments receivable                              $  --    $  29
Estimated residual values                                          1        2
Less: unearned revenue                                           (--)      (5)
                                                               -----    -----
Net investment in direct financing
  and sales-type leases                                        $   1    $  26
                                                               =====    =====


     Unearned revenue is recorded as leasing revenue over the lease term.

     Operating leased assets include the following as of September 30 (in millions):

SUCCESSOR

                                                                2004     2003
                                                               -----    -----
Operating leased assets                                        $   8    $  90
Less: accumulated depreciation
  and amortization                                                (6)     (74)
                                                               -----    -----
Net operating leased assets                                    $   2    $  16
                                                               =====    =====

Note 9 - Lease Portfolio Information

     The size of the Company's lease portfolio can be measured by the cost of leased assets at the date of lease inception. Cost at lease inception represents either the equipment's original cost or its net book value at termination of a prior lease. The following table summarizes by year of projected lease termination, the cost at lease inception for all leased assets recorded at September 30, 2004 (in millions):

SUCCESSOR

                                                        Total
                                                      cost at
            Projected year of lease termination         lease
        2005     2006     2007     2008     2009+   inception
       -----    -----    -----    -----    -----    ---------
       $  13    $   1    $  --    $  --    $  --    $      14
       =====    =====    =====    =====    =====    =========

     The following table summarizes the estimated net book value at lease termination, or the residual value, for all leased assets recorded at September 30, 2004 (in millions):

SUCCESSOR
                                                        Total
                                                      cost at
            Projected year of lease termination         lease
        2005     2006     2007     2008     2009+   inception
       -----    -----    -----    -----    -----    ---------
       $   1    $  --    $  --    $  --    $  --    $       1
       =====    =====    =====    =====    =====    =========

Note 10 - Future Contractual Cash Flows

     The table below presents cash in-flows due in accordance with the contractual terms in existence as of September 30, 2004 (in millions):

                                                     Projected year of lease termination
                                            2005    2006    2007    2008    2009+  Total
                                           -----   -----   -----   -----   -----   -----
Contractual cash in-flows:
  Leases                                   $   1   $  --   $  --   $  --    $ --   $   1
  Leases-discontinued operations               3       1      --      --      --       4
  Agere lease participation payments           2      --      --      --      --       2
  Settlement agreements                        1       1       1      --       2       5
                                           -----   -----   -----   -----   -----   -----
Total                                      $   7   $   2   $   1   $  --   $   2   $  12
                                           =====   =====   =====   =====   =====   =====

     The cash flow from leases--discontinued operations includes contractual lease payments of approximately $2.7 million due from a subsidiary of VarTec Telecom Inc. through December 2005. Vartec filed for Chapter 11 bankruptcy protection in November 2004.

     The remaining Agere lease participation payment was received by the Company in November 2004.

     Settlement agreements represent contractual recoveries on accounts that have been previously written off. A substantial number of such recoveries involve prior lessees or debtors who are now in bankruptcy and in whose respective case the Company has contractual settlement agreements. The net book value of these settlement agreements is nominal.

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

     Upon emergence, Comdisco Inc.'s general unsecured creditors received, and the Disputed Claims Reserve was funded with, their pro-rata share of an initial cash distribution of approximately $2.2 billion. In addition, general unsecured creditors received, and the Disputed Claims Reserve was funded with, their pro-rata share of two separate note issuances: the Senior Notes in aggregate principal amount of $400 million with an interest rate of three month LIBOR plus 3% and the Subordinated Notes in aggregate principal amount of $650 million with an interest rate of 11%. General unsecured creditors also received, and the Disputed Claims Reserve also was funded with, their pro rata share of 100% of the Common Stock of the reorganized Company.

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

     The Company made several mandatory and optional redemptions of its Subordinated Notes between November 14, 2002 and April 2, 2003. On April 28, 2003, the Company made the final redemption of $85 million principal amount of its Subordinated Notes. Each of the redemptions of the Subordinated Notes were at a price equal to 100% of their principal amount plus accrued and unpaid interest to the redemption date.

     The Company had one contractual letter of credit outstanding totaling $3 million at September 30, 2003 to a landlord of one Ventures' customer, for the guarantee of the customer's office space lease in the event of default by the customer. The Company's exposure was eliminated in November 2003 by the customer prepaying its obligation.

     Interest rates noted below for fiscal year 2002 were calculated based upon debt outstanding subsequent to the emergence date. At September 30, 2003, there are $5 million of discounted lease rentals outstanding which are liabilities related to assets of discontinued operations. As such, at September 30, 2003 these amounts are included within liabilities related to assets of discontinued operations. The entire $5 million became due during fiscal year 2004.

     There were no outstanding interest-bearing liabilities at September 30, 2004 and 2003. Average outstanding interest-bearing liabilities for fiscal 2003 were as follows (in millions):

SUCCESSOR

                                                                     Average
                                                               -----------------
                                                               Balance     Rate
                                                               -------    -----
Notes payable                                                  $   241    10.35%
Term notes                                                           8     1.80%
Discounted lease rentals                                             1     8.89%
                                                               -------    ------
                                                               $   250    10.07%
                                                               =======    ======

     The changes in financing activities for fiscal 2003 were as follows (in millions):

                         Outstanding                  Maturities   Outstanding
                          beginning                      and           end
                           of year      Issuances    repurchases     of year
                         -----------   -----------   -----------   -----------
Notes payable            $     1,050   $        --   $    (1,050)  $        --
Term notes                        35            --           (35)           --
Discounted lease rentals           2            --            (2)           --
                         -----------   -----------   -----------   -----------
                         $     1,087   $        --   $    (1,087)  $        --
                         ===========   ===========   ===========   ===========

     Discounted Lease Rentals

     The Company utilized its lease rentals receivable and underlying equipment in leasing transactions as collateral to borrow from financial institutions at fixed rates on a nonrecourse basis. During fiscal year 2003 interest expense on discounted lease rentals was nominal.

     Derivative Financial Instruments

     The Company entered into interest rate and foreign currency related derivatives in order to limit its exposure to adverse fluctuations in foreign currency exchange and interest rates. As of September 30, 2004 and 2003, the Company had no outstanding derivative financial instruments and, accordingly, there was no impact on the results of operations or changes in financial condition resulting from such contracts in fiscal 2004 and 2003.

     The impact of derivative financial instrument contracts for the two months ended September 30, 2002 was a decrease of $1 million to interest expense. The impact of these contracts for the ten months ended July 31, 2002 was a decrease of $4 million to interest expense and an increase of $4 million to foreign currency losses. The $4 million foreign currency loss is included within other revenue. The average notional amount outstanding of the floating rate to fixed rate contracts in fiscal 2002 was $27 million, with an average pay rate of 5.32 percent and an average receive rate of 3.61 percent. The average notional amount in fiscal 2003 was immaterial.


Other Financial Information

Note 12 - Receivables

         Receivables include the following as of September 30 (in millions):

SUCCESSOR
                                                                2004     2003
                                                               -----    -----
Notes                                                          $   2    $  27
Accounts                                                           1       17
Other                                                              2        8
                                                               -----    -----
Total receivables                                                  5       52
Allowance for credit losses                                       (1)     (11)
                                                               -----    -----
Total                                                          $   4    $  41
                                                               =====    =====

     Notes

     Certain payments due from the Agere escrow are included in the balance sheet in Notes at the present value of the minimum lease payments, or approximately $2 million and $24 million at September 30, 2004 and 2003, respectively and, in a like amount, in Deferred income. As payments are received, the Company records earnings equal in amount to the payment received. The remaining payment due as of September 30, 2004 was received in November 2004. See Note 4 of Notes to Consolidated Financial Statements.

     At September 30, 2003, Ventures had notes receivable of approximately $2.6 million. No Ventures notes were outstanding as of September 30, 2004. As part of a Ventures note transaction, the Company customarily received warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists.

     Accounts

     Accounts receivable represent lease rentals, notes receivable and equipment sales proceeds due but unpaid as of the balance sheet date.

    Other

     Included in other receivables at September 30, 2004 is approximately $1.1 million of estimated collections on Ventures leases currently in default.

     Allowance

     The allowance for credit losses includes management's estimate of the amounts expected to be uncollectable on specific accounts and for losses on other as of yet unidentified accounts, including estimated losses on future non-cancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses inherent within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

     Changes in the allowance for credit losses (combined notes and accounts receivable) for the Company for the years ended September 30, 2004 and 2003, the two months from August 1, 2002 to September 30, 2002 and for Comdisco, Inc., for the ten months from October 1, 2001 to July 31, 2002 were as follows (in millions):

SUCCESSOR

                                          SUCCESSOR             |  PREDECESSOR
                                                          Two   |           Ten
                                 Year ended       months ended  |  months ended
                                September 30,     September 30, |       July 31,
                                2004     2003             2002  |          2002
                               -----    -----    -------------  |  ------------
Balance at beginning of                                         |
  period                       $  11    $ 158    $         191  |  $        225
Provision for credit losses      (12)     (92)               3  |           115
Fresh-start adjustment            --       --               --  |           (15)
Net credit recoveries (losses)     2      (55)             (36) |          (134)
                               -----    -----    -------------  |  ------------
Balance at end of period       $   1    $  11    $         158  |  $        191
                               =====    =====    =============  |  ============

Note 13 - Income Taxes

     The geographical sources of earnings (loss) from continuing operations before income taxes were as follows (in millions):

                                           SUCCESSOR            |  PREDECESSOR
                                                          Two   |           Ten
                                 Year ended       months ended  |  months ended
                                September 30,     September 30, |       July 31,
                                2004     2003             2002  |          2002
                               -----    -----    -------------  |  ------------
United States                  $ (25)   $  21    $         (33) |  $       (831)
Outside United States             19       (2)              --  |          (102)
                               -----    -----    -------------  |  ------------
                               $  (6)   $  19    $         (33) |  $       (933)
                               =====    =====    =============  |  ============

     Income tax expense (benefit) included in the consolidated statements of earnings (loss) were as follows (in millions):

                                           SUCCESSOR            |  PREDECESSOR
                                                          Two   |           Ten
                                 Year ended       months ended  |  months ended
                                September 30,     September 30, |       July 31,
                                2004     2003             2002  |          2002
                               -----    -----    -------------  |  ------------
Continuing operations          $ (42)   $  (1)   $           2  |  $         48
Discontinued operations           (2)      (8)               3  |            25
                               -----    -----    -------------  |  ------------
                               $ (44)   $  (9)   $           5  |  $         73
                               =====    =====    =============  |  ============

     The components of the income tax expense (benefit) charged (credited) to continuing operations were as follows (in millions):

                                           SUCCESSOR            |  PREDECESSOR
                                                          Two   |           Ten
                                 Year ended       months ended  |  months ended
                                September 30,     September 30, |       July 31,
                                2004     2003             2002  |          2002
                               -----    -----    -------------  |  ------------
Current:                                                        |
 United States                 $  (6)   $  (5)   $          --  |  $         38
 Outside United States           (36)       4                2  |            10
                               -----    -----    -------------  |  ------------
                                 (42)      (1)               2  |            48
Deferred:                                                       |
 United States                    --       --               --  |            --
 Outside United States            --       --               --  |            --
                               -----    -----    -------------  |  ------------
                                           --               --  |            --
                               -----    -----    -------------  |  ------------
                               $ (42)   $  (1)   $           2  |  $         48
                               =====    =====    =============  |  ============

         The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings (loss) were as follows:

                                                                    Two   |           Ten
                                           Year ended       months ended  |  months ended
                                          September 30,     September 30, |       July 31,
                                          2004     2003             2002  |          2002
                                         -----    -----    -------------  |  ------------
U.S. Federal income                                                       |
  tax rate (tax benefit)                 (35.0)%   35.0%           (35.0)%|         (35.0)%
Increase (reduction)                                                      |
  resulting from:                                                         |
   State income taxes, net                                                |
     of U.S. federal tax benefit         (18.2)     6.8               --  |          (0.1)
   Foreign income tax rate                                                |
     differential                       (710.8)    17.3            (92.0) |          (3.2)
   Non-deductible goodwill                  --       --               --  |          (9.2)
   Non-deductible legal fees                --       --            (50.0) |          (0.8)
   Non-deductible CDR expenses           425.8       --               --  |            --
   Tax effect of foreign                                                  |
    dividends and deemed dividends          --    226.3               --  |            --
   Change in valuation allowance        (331.5)  (410.5)              --  |         (24.2)
   Change in tax contingency reserve                                      |
    due to completion of audits and                                       |
    expiration of statutes of                                             |
    limitation                          (100.0)     --               --   |            --
   Other, net                             69.7    119.7            183.0  |          77.6
                                         -----    -----    -------------  |  ------------
                                        (700.0)%   (5.4)%            6.0% |           5.1%
                                         =====    =====    =============  |  ============

         Deferred tax assets and liabilities at September 30, 2004 and 2003 were as follows (in millions):

                                                              2004         2003
                                                             -----        -----
Deferred tax assets (liabilities):
  Foreign loss carryforwards .........................       $  18         $ 16
  U.S. NOL C/F - 382 Limit ...........................         159          188
  U.S. NOL Carryforward ..............................         113           66
 AMT credit carryforwards ............................          74           74
 Deferred income .....................................          --            4
 Deferred expenses ...................................           3           19
 Other, net ..........................................          15           26
 Lease accounting ....................................          (2)          26
 Other comprehensive income ..........................          --           --
 Foreign unremitted earnings .........................          --            2
                                                             -----        -----
Gross deferred tax assets (liabilities)                        380          421
 Less: valuation allowance ...........................        (380)        (421)
                                                             -----        -----
Net deferred tax liabilities .........................       $  --           --
                                                             =====        =====



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

     To the extent that management believes the pre-emergence net deferred tax asset will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance (if any) will increase additional paid-in capital. At September 30, 2004, the Company had not made such a determination.

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

     The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation. However, the Company has provided a valuation allowance for the entire value of the net operating loss as it does not foresee utilizing the carryforwards in the future.

     For financial reporting purposes, the Company has approximately $52 million of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $18 million to offset this deferred tax asset. At September 30, 2004, the Company has available for U.S. federal income tax purposes the following carryforwards (in millions):

SUCCESSOR
                                                            Year            Net
                                                         scheduled    operating
                                                         to expire         loss
                                                         ---------    ---------
                                                              2008    $      10
                                                              2018            9
                                                              2019           27
                                                              2021          394
                                                                      ---------
                                                         382 Limit    $     440
                                                                      =========
                                                            2022             39
                                                            2023            257
                                                            2024             24
                                                                      ---------
                                                                      $     320
                                                                      =========

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

     The Company does not expect to have U.S. tax on foreign earnings as a result of the winddown of their operations.

     The Company undergoes audits by foreign, state and local tax jurisdictions. As of September 30, 2004, no material assessments have been made by these tax authorities.

Note 14 - Equity Securities

     Prior to Filing, the Company, primarily through its Ventures group, provided financing to privately held companies, in networking, optical networking, software, communications, internet-based and other industries for which the Company received warrants and/or equity positions. The Ventures group also made direct investments in equity securities.

     Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross         Gross
                                     unrealized    unrealized      Market
                              Cost        gains        losses       value
                              ----   ----------    ----------      ------
September 30, 2004            $  1   $        8    $        -      $    9
September 30, 2003            $  1   $       11    $        -      $   12


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 15 of Notes to Consolidated Financial Statements). At September 30, 2004, the Company held securities of six publicly-traded companies; Atheros Communications, Inc., Blue Nile, Inc., Cytokinetics, Inc., NuVasive, Inc., Salesforce.com and Volterra Semiconductor Corporation. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term. At September 30, 2003, the Company held securities of one publicly-traded company, iPass, Inc. ("iPass"). The Company sold its holdings of iPass common stock in February 2004. The market value of the Company's holdings of iPass common stock of approximately $11 million at September 30, 2003 declined to approximately $7 million at the time of its sale in February 2004. The Company's practice is to sell its marketable equity securities upon the expiration of the lock-up period. The lock-up period for iPass expired in late January 2004.

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

     Equity investments in private companies:

     On February 23,2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed Acquisition Fund GP, LLC ("Windspeed") for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The Agreement includes substantially all of the Company's warrant and equity investment portfolio. Windspeed will be entitled to certain fixed and declining management fees. Additionally, after the Company has realized a
specified  amount,   Windspeed  will  share  in  the  net  receipts  at  various percentages. Copies of the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC (the former Comdisco Ventures, Inc.), dated as of February 20, 2004 by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC and the Limited Liability Company Agreement of
Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquisition Fund, L.P. were filed with the SEC on a Form 8-K pursuant to Item 5 on February 23, 2004. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies is being provided by Windspeed.

     The Company's policy for equity investments in privately held companies, which are non-quoted investments, is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Write-downs of equity securities totaled $2 million and $25 million during fiscal year 2004 and 2003, respectively.

Note 15 - Common Stock and Other Comprehensive Income

     When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of September 30, 2004, the Company had 4,196,022 shares of common stock outstanding and 3,978 shares of common stock held in treasury.

     The Predecessor company's common stock was cancelled on August 12, 2002. The Predecessor company's common shareholders were entitled to distributions of Contingent Distribution Rights under the Plan. However, to have been eligible to receive any distribution of Contingent Distribution Rights, those former common shareholders must have properly completed a transmittal form and have surrendered all of their shares of the Predecessor company's common stock to Mellon Investors Services LLC prior to August 12, 2003.

     In May 2003, the Company distributed approximately $308 million to stockholders in the form of a dividend paid on the Company's Common Stock. In June 2003, the Company distributed approximately $60 million to stockholders in the form of a dividend paid on the Company's Common Stock. In September 2003, the Company distributed approximately $200 million to stockholders in the form of a dividend paid on the Company's Common Stock. On November 20, 2003, the Company declared a cash dividend of $12 per share (an aggregate distribution of approximately $50 million) on the outstanding shares of its Common Stock, paid on December 11, 2003, to stockholders of record on December 1, 2003. In May 2004, the Company distributed approximately $49 million to stockholders in the form of a dividend paid on the Company's Common Stock. Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

         The Company's Common Stock share amounts for basic and diluted earnings
(loss) per share calculations were as follows (in thousands):



                                          SUCCESSOR             |  PREDECESSOR
                                                          Two   |           Ten
                                 Year ended       months ended  |  months ended
                                September 30,     September 30, |       July 31,
                                2004     2003             2002  |          2002
                               -----    -----    -------------  |  ------------
Average common shares issued   4,200    4,200            4,200  |       225,555
Average common shares held                                      |
  in treasury                     (3)      (1)              --  |       (74,996)
                               -----    -----    -------------  |  ------------
                               4,197    4,199            4,200  |       150,559
                               =====    =====    =============  |  ============

     For the ten months ended July 31, 2002, options to purchase 18,179,186 shares of common stock were not included in the calculation of the diluted shares outstanding because their effects would have been antidilutive.

     There are no adjustments to net earnings to common stockholders for basic and diluted earnings per share calculations for any of the periods presented above.

         Components of other comprehensive earnings (loss) consists of the following (in millions):

                                                                   SUCCESSOR             |  PREDECESSOR
                                                                                   Two   |           Ten
                                                          Year ended       months ended  |  months ended
                                                         September 30,     September 30, |       July 31,
                                                         2004     2003             2002  |          2002
                                                        -----    -----    -------------  |  ------------
Foreign currency translation adjustments                $  --    $  (2)   $           4  |  $         24
Unrealized gains (losses) on derivative instruments        --       --               --  |            (2)
Unrealized gains (losses) on securities:                                                 |
  Unrealized holding gains (losses) arising                                              |
   during the period                                        7       13               --  |            18
  Reclassification adjustment for gains                                                  |
   included in earnings (losses) before                                                  |
   income taxes (benefit)                                 (10)      (2)              --  |           (16)
                                                        -----    -----    -------------  |  ------------
Net unrealized gains (losses), before                                                    |
   income taxes (benefit)                                  (3)      11               --  |             2
Income taxes (benefit)                                     --       --               --  |             1
                                                        -----    -----    -------------  |  ------------
Net unrealized gains (losses)                              (3)      11               --  |             1
                                                        -----    -----    -------------  |  ------------
Other comprehensive income (loss)                          (3)       9                4  |            23
Net earnings (loss)                                        23      100              224  |          (541)
                                                        -----    -----    -------------  |  ------------
Total comprehensive income (loss)                       $  20    $ 109    $         228  |  $       (518)
                                                        =====    =====    =============  |  ============

     Accumulated  other  comprehensive  income (loss) presented below and in the
accompanying   consolidated   balance  sheets  consists  of  the  following  (in
millions):

SUCCESSOR                                              Unrealized
                                           Foreign        gain on     Unrealized      Accumulated
                                          currency      available-       gain on            other
                                       translation       for-sale     derivative    comprehensive
                                        adjustment     securities    instruments     income (loss)
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2002          $         4    $        --    $        --    $           4
Pretax amount                                   (2)            11             --                9
Income taxes                                    --             --             --               --
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2003                    2             11             --               13
Pretax amount                                   --             (3)            --               (3)
Income taxes                                    --             --             --               --
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2004          $         2    $         8    $        --    $          10
                                       ===========    ===========    ===========    =============


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

     The Company has filed with the Internal Revenue Service to terminate its 401(k) Plan. As soon as the Company has received approval, the remaining Plan assets will be distributed to the respective participants.

     Comdisco, Inc.'s stock option plans provided for the granting of incentive stock options and/or nonqualified options to employees and agents to purchase shares of common stock.

     Additionally, under the 1999 Non-Employee Directors' Stock Option Plan, each October 1, each individual who was a Non-Employee Director during the fiscal year was automatically granted an option to purchase 9,450 shares of the Old Common stock at the then fair market value. None were granted the ten months ended July 31, 2002.

     Under the 1996 Deferred Fee Option Plan, each Non-Employee Director received options for 2,898 shares of Old Common stock on October 1, 2000 at an option price of $1.00.

     Comdisco, Inc. applied APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Had compensation cost for Comdisco, Inc.'s stock option plans been determined consistent with SFAS No. 123, Comdisco, Inc.'s net earnings (loss) available to common stockholders and earnings (loss) per common and common equivalent share would have been reduced to the pro forma amounts indicated below (in millions except per share data):

PREDECESSOR
                                                                         Ten
                                                                months ended
                                                                     July 31,
                                                                        2002
                                                               -------------
Net earnings (loss) to common stockholders
  As reported                                                  $        (541)
  Pro forma                                                             (546)
Earnings (loss) per Common share:
  As reported-basic                                                    (3.59)
  Pro forma-basic                                                      (3.63)
  As reported-diluted                                                  (3.59)

     Generally, under the stock option plans, the exercise price of each option equaled the market price of the Old Common stock on the date of grant. For purposes of calculating the compensation cost consistent with SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. As a result of the reorganization of the Company, all outstanding stock options were cancelled effective July 31, 2002.

Note 17 - Fair Value of Financial Instruments

         The estimated fair value of the Company's financial instruments are as follows as of September 30 (in millions):

                                                 2004                  2003
                                         -----------------    -----------------
                                         Carrying     Fair    Carrying     Fair
                                           amount    value      amount    value
                                         --------    -----    --------    -----
Assets:
Cash and cash equivalents .............  $    157    $ 157    $     97    $  97
Marketable equity securities ..........         9        9          12       12
Equity investments in private companies         5       20           6       12
Notes receivable ......................         2        2          27       27

         Fair values were determined as follows:

     The carrying amounts of cash and cash equivalents, and notes payable approximates fair value because of the short-term maturity of these instruments.

     In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable equity securities (equity securities having a readily determinable fair value) have a carrying value and a fair value based on quoted market prices. The Company's investment in warrants of public companies were valued at the bid quotation. The Company's investment in marketable equity securities of $12 million at September 30, 2003 was primarily in one company (iPass, Inc.) and was subject to market price risk. The Company's practice is to sell its marketable equity securities upon the expiration of the lock-up period. The lock-up period for iPass expired in late January 2004. The Company sold its holdings of iPass common stock in February 2004. The market value of the Company's holdings of iPass common stock of approximately $11 million at September 30, 2003 declined to approximately $7 million at the time of its sale in February 2004.

     Equity investments in private companies consist primarily of small investments in approximately two hundred private companies and are all non-quoted securities. Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value. The fair value of the Company's equity investments in private companies, including warrants, was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as 89 percent of the estimated fair market value of the entire portfolio is concentrated in less than fifteen individual companies and approximately 29 percent of the estimated amount is in one company.

     Notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar business profiles.

Note 18 - Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the fiscal years ended September 30, 2004 and 2003, are as follows (in millions except per share data):

SUCCESSOR

                                                                     Quarter ended
                                            ---------------------------------------------------------------------
                                              December 31,        March 31,          June 30,      September 30,
                                            ---------------   ---------------   ---------------   ---------------
                                              2003     2002     2004     2003     2004     2003     2004     2003
                                            ------   ------   ------   ------   ------   ------   ------   ------
Total revenue                               $   46   $   95   $   36   $   68   $   21   $   77   $    7   $   63
Earnings (loss) from continuing
operations                                      26      (12)      26       16       (2)       1      (13)      15
Earnings (loss) from discontinued
operations                                     (12)      21       (8)      21       10       39       (3)      --
                                            ------   ------   ------   ------   ------   ------    ------  ------
Net earnings (loss) to common
  stockholders                              $   14   $    9   $   18   $   37   $    8   $   40   $  (16)  $   15
                                            ======   ======   ======   ======   ======   ======   ======   ======
Earnings (loss) from continuing
operations-diluted                          $ 6.16   $(2.77)  $ 6.00   $ 3.64   $(0.41)  $ 0.24   $(3.14)  $ 3.68
Earnings (loss) from discontinued
operations                                   (2.87)    4.86    (1.80)    5.03     2.29     9.25    (0.83)   (0.02)
                                            ------   ------   ------   ------   ------   ------   ------   ------
Net earnings (loss) per common
share-diluted                               $ 3.29   $ 2.09   $ 4.20   $ 8.67   $ 1.88   $ 9.49   $(3.97)  $ 3.66
                                            ======   ======   ======   ====== ========   ======   ======   ======

Note 19 - Other Financial Information

     Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings, cash and cash equivalents received by the Company from non-owned lease portfolios serviced by the Company, cash and cash equivalents related to the Company's employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts as a result of the various proposed or completed assets sales. Legally restricted cash is comprised of the following at September 30, 2004 and September 30, 2003 (in millions):


                                                                2004     2003
                                                               -----    -----
SunGard escrow                                                 $  --    $   1
Letters of credit                                                 --        3
Incentive compensation escrow                                      9       37
Other                                                              1        1
                                                               -----    -----
                                                               $  10    $  42
                                                               =====    =====

     In November 2003, the Company and SunGard resolved all disputed matters associated with the SunGard escrow and, as a result, the Company received $763,000. The Company's exposure at September 30, 2003 on the letter of credit was eliminated in November 2003 by the customer prepaying the obligation underlying the letter of credit. The decrease in the incentive compensation escrow is primarily the result of payments, approved by the Board of Directors, made during the year ended September 30, 2004 under the Company's Bankruptcy court approved compensation plans.

     Other assets at September 30 were as follows (in millions):

                                                                2004     2003
                                                               -----    -----
  Deferred costs                                               $   3    $   5
  Other                                                            1        6
                                                               -----    -----
                                                               $   4    $  11
                                                               =====    =====

     Other liabilities at September 30 were as follows (in millions):

                                                                2004     2003
                                                               -----    -----
Accrued compensation                                           $  12    $  62
CDRs                                                              70       44
Other:
  Customer advances, deposits                                     --        7
  Taxes other than income                                          1        2
  Other                                                            1        3
                                                               -----    -----
   Total Other                                                     2       12
                                                               -----    -----
                                                               $  84    $ 118
                                                               =====    =====

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans. The decrease in the accrued compensation liability from $62 million at September 30, 2003 to $12 million at September 30, 2004 is primarily the result of payments made by the Company under its Bankruptcy court approved management incentive compensation plans. (See Item 1 "Wind-down of Operations: Management Incentive Compensation Plans and End of Term designation").

     From October 2003 to September 2004, the Company made payments to holders of CDRs totaling approximately $23 million. CDR expense was approximately $49 million for fiscal 2004. Accordingly, the liability for CDRs has increased from $44 million to $70 million from September 30, 2003 to September 30, 2004, respectively.

     Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of Statement of Financial and Accounting Standards No. 5, "Accounting For Contingencies" ("SFAS No. 5"). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimatable as of the balance sheet date.

     The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc.

     The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for two items which did not impact book equity for financial reporting purposes at September 30, 2004: the estimated fair market value of the remaining property held for sale, and the participation interest in certain lease rental payments due from Agere. See Notes 4 and 6 of Notes to Consolidated Financial Statements for further discussion of these items.

     In addition, the liability for CDRs is calculated assuming Disputed Claims are either: 1) allowed at the amount estimated for the Disputed Claim, or; 2) allowed at an approved amount where a settlement agreement or Bankruptcy court order exists ("Approved Claims"). Any estimates exceeding the Approved Claims would be considered disallowed for purposes of the CDR liability. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors are shared with CDR holders. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

     Estimated Disputed Claims consisted of $289 million as of September 30, 2004. On November 15, 2004, a distribution from the Disputed Claims Reserve in connection with approximately $85 million of estimated Disputed Claims was made to creditors, which consisted of approximately $30 million of claims allowed and paid to new claimholders and approximately $55 million of claims disallowed resulting in the associated funds being redistributed to all unsecured creditors through a supplemental distribution. The CDR liability calculation reflected the actual disposition for claims involved in the November 15, 2004 distribution. After the distribution, the remaining estimated Disputed Claims totaled approximately $204 million. The Disputed Claim Reserve consisted of $207 million in cash and approximately 218,000 shares of Common Stock.

     Since the November 15, 2004 distribution, $182 million of the $204 million remaining estimated Disputed Claims have been resolved by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $22 million unresolved at the date of this filing. These $22 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $22 milllion is ultimately ruled as disallowed, the CDR liability would increase by approximaely $8 million

     $60 million of the approximately $182 million of Approved Claims are expected to be ultimately disallowed. A portion of the $60 million estimated Disputed Claims are under appeal as of the date of this filing. Any detrimental ruling to the Company under appeal may materially reduce the CDR liability as of September 30, 2004 and could negatively impact future CDR distributions. If the $60 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $18 million.

     On December 9, 2004, the Bankruptcy court approved the settlement between the Company and the bank group relating to its unconditional guarantee on the Shared Investment Plan ("SIP"). While the settlement resulted in an Allowed Claim of $133 million, the SIP Lenders agreed to receive a reduced cash amount of approximately $123 million, which is net of an approximately $3 million offset due Comdisco. The SIP Lenders waived their rights to any consideration in excess of the $123 million cash payment. For purposes of the CDR liability, the Company converted the $123 million cash payment into an equivalent estimated claim amount of $122 million. The excess estimated Disputed Claim has been considered as part of the $60 million of estimated Disputed Claims ultimately disallowed for purposes of the CDR liability.


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

     For financial reporting purposes, the assets ($4 million) and liabilities (nominal) of the Company's US Leasing operations as of September 30, 2004 are included in the balance sheet as assets of discontinued operations and liabilities related to assets of discontinued operations and the results of operations of the Company's US Leasing operations for all the periods presented are included in the statement of earnings (loss) as discontinued operations.

     As a result of the substantial wind-down of operations, the declaration of End of Term for purposes of each business units' management incentive plan and the consolidation of the management structure, the Company believes that business segment results have become substantially irrelevant and, accordingly, the Company has consolidated its business units and has ceased to report independent business segment results (See Item 1 "Wind-down of Operations:
Management Incentive Compensation Plans and End of Term designation").

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                         SUCCESSOR              |  PREDECESSOR
                                                          Two   |           Ten
                                 Year ended       months ended  |  months ended
                                September 30,     September 30, |       July 31,
                                2004     2003             2002  |          2002
                               -----    -----    -------------  |  ------------
North America                  $  77    $ 196    $          38  |  $        518
Europe                            31       97               12  |           107
Pacific Rim                       --       10                9  |           120
                               -----    -----    -------------  |  ------------
                               $ 108    $ 303    $          59  |  $        745
                               =====    =====    =============  |  ============


     The following table presents total assets and cash by geographic location based on the location of the Company's offices as of September 30 (in millions):

                                                2004              2003
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  191   $162     $ 286   $128
Europe                                          7      5        84     10
Pacific Rim                                    --     --         3      1
                                           ------   ----     ------  ----
Total                                      $  198   $167     $ 373   $139
                                           ======   ====     ======  ====

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

     Randolph I. Thornton, the sole officer of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's sole officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.


         Change in Internal Controls

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     As discussed in Part I above, all the individuals serving on the Board of Directors resigned their position as directors on August 12, 2004 except for Randolph I. Thornton who has continued on as sole director. Also, on the same date, all the officers of the Company resigned their respective officer positions. Before resigning their positions as directors, the Board of Directors appointed Randolph I. Thornton as Chief Executive Officer, President and Secretary of the Company and the Company's Initial Disbursing Agent. As Initial Disbursing Agent, Mr. Thornton has assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized Debtors' Plan and Chapter 11 cases. The Company's Board of Directors took this action as the next step in the liquidation and dissolution of the Company and to simplify and expedite the Company's operations. Because the Company's equity securities are not listed on any stock exchange or traded on Nasdaq, the Company is not required to comply with the corporate governance requirements mandated by stock exchanges, Nasdaq and the Securities and Exchange Commission.

Former Director

     Ronald C. Mishler (Age 44 - Director from August 12, 2002 through August 12, 2004)

     Mr. Mishler was appointed chairman, chief executive officer and president of the Company in August 2002. He had been serving as president and chief operating officer of Comdisco, Inc. since April 2002. Mr. Mishler was appointed senior vice president and chief financial officer in September 2001. Mr. Mishler joined Comdisco, Inc. in July 2001 as senior vice president and treasurer. Prior to working for Comdisco, Inc. he served as senior vice president and treasurer of Old Kent Financial Corporation from 1998 to 2001. From 1996 to 1998 he was vice president and treasurer of USF&G Corporation. From 1984 to 1996, he held various financial analysis and management positions at Heller International Corporation. Mr. Mishler resigned as director on August 12, 2004.

Sole Officer and Director

         Randolph I. Thornton  (Age 59 - Director since August 2002)

     Effective August 12, 2004, Mr. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. He was a managing director and senior credit officer of Citigroup, Inc. where he managed hundreds of corporate reorganization matters in a thirty-three year career. Mr. Thornton retired from Citigroup in February 2004. He is also currently a member of the board of directors of Looking Glass Networks, Inc., National Energy & Gas Transmission, Inc. and Core-Mark International, Inc. (where he also serves as non-executive Chairman).

Authorized Representatives

     Effective August 12, 2004 the following persons were appointed as authorized representatives of the Company. These persons derive their authority from Mr. Thornton as sole director and officer of the Company and report directly to him. Mr. Thornton is the sole person charged with policy-making responsibility for the Company.

         Lloyd J. Cochran (Age 35)

     Lloyd J. Cochran was named executive vice president, finance of the Company in October 2003 and served in that capacity until August 12, 2004. In August 2002 he was named senior vice president, financial planning and analysis, of the Company. He had been serving as senior vice president, financial planning, of Comdisco, Inc. since March 2002. Mr. Cochran joined Comdisco, Inc. in September 1999 as vice president of finance for Comdisco Healthcare Group. Prior to working for Comdisco, Inc., he worked in public accounting from 1991 to 1999, most recently for KPMG from 1994 to 1999 where he served in various positions, including senior manager from 1997 to 1999.

         Robert E. T. Lackey (Age 56)

     Robert E. T. Lackey was named executive vice president, chief legal officer and secretary of the Company in August 2002 and served in that capacity until August 12, 2004. From January 1, 2003, Mr. Lackey was also responsible for leading the Ventures business. He joined Comdisco, Inc. in June 2001 as senior vice president, chief legal officer and secretary. Mr. Lackey served as vice president, secretary and general counsel of Burns International Services Corporation, from 1997 to 2000. From 1991 to 1995, he was the vice president, secretary and general counsel for Transamerica Commercial Finance Corporation and, from 1985 to 1991, he worked in various legal and management positions for Heller Financial, Inc.

         David S. Reynolds (Age 51)

     David S. Reynolds was named senior vice president and controller of the Company in August 2002 and served in that capacity until August 12, 2004. Mr. Reynolds held the position of controller for Comdisco, Inc. since March 2002. He was named acting controller for Comdisco, Inc. in July 2001. From November 1997 through June 2001, he was North American controller, responsible for all US and Canada accounting functions as well as all internal and external financial reporting, including SEC reporting. Mr. Reynolds joined Comdisco, Inc. in August 1981 and held various positions within the Accounting and Finance departments, including assistant controller and manager of financial reporting. Before joining Comdisco, Inc., he worked in public accounting for Ernst & Ernst from 1976 to 1981.

         Caroline Walters (Age 44)

     Caroline Walters was named senior vice president and treasurer of the Company in August 2002 and served in that capacity until August 12, 2004. Ms. Walters joined Comdisco, Inc. in 1986 and has held leadership positions in the Treasury department. Prior to joining Comdisco, Inc., she was director of communications for Rayan, Inc. and a high school teacher.

Audit Committee Financial Expert

     Until August 12, 2004, the Audit Committee of the Board of Directors was comprised entirely of independent outside directors. Since August 12, 2004, Mr. Thornton has been performing the functions of the Audit Committee. Mr. Thornton qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, but is not considered independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. The Company is not required to have a three-person audit committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and officers, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2004.

Code of  Ethics

     The Company has adopted a code of conduct, entitled the Employee Code of Conduct, applicable to all Comdisco employees, officers and directors (until August 12, 2004), its authorized representatives and sole director and officer (since August 12, 2004) and a code of ethics, entitled the Senior Executives Code of Conduct, for its Senior Executives, including but not limited to, its chief executive officer, principal financial officer and corporate controller (until August 12, 2004), and effective August 12, 2004, entitled Chief Executive Officer and Authorized Representatives Code of Conduct, for its Chief Executive Officer and Authorized Representatives, a copy of which is available on the Company's website. Any waivers from the Company's Chief Executive Officer and Authorized Representatives Code of Conduct or amendments to the Chief Executive Officer and Authorized Representatives Code of Conduct, by the Company will be disclosed through its website at www.comdisco.com and in future filings. To date, Company has granted no such waivers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     This table shows the compensation paid to (i) Randolph I. Thornton, the Company's sole officer and current Chief Executive Officer and President, (ii) Ronald C. Mishler, Chairman, Chief Executive Officer and President through August 12, 2004 and (iii) Lloyd J. Cochran and Robert E. T. Lackey who served as executive officers until August 12, 2004. The persons named in this table and in this section are referred to as the "named executive officers."

                                                                                Long-Term
                                    Annual Compensation                      Compensation
                      ------------------------------------------------       ------------
                                                                                  Payouts
                                                              Other            under non-
                                                             Annual           stock price-     All Other
   Name and Principal                                     Compensation         based plans   Compensation
      Position          Year      Salary($)  Bonus($)          ($)                 ($)            ($)
---------------------   ----      --------   --------     ------------        ------------   ------------
Randolph I. Thornton    2004        83,900 (1)     --               --                  --             --
Chief Executive         2003            --         --               --                  --             --
Officer                 2002            --         --               --                  --             --


Ronald C. Mishler       2004       364,114    259,009  (2)           --          2,668,650 (7)      17,662 (6)
Former Chairman, Chief  2003       400,000    600,000  (2)           --                 --           1,623 (5)
Executive Officer,      2002       343,750    545,000  (3)        5,500 (4)             --           1,635 (5)
President


Lloyd Cochran           2004       165,416    591,742  (2)           --                 --             220 (5)
Authorized              2003       148,333    224,027  (2)           --                 --             623 (5)
  Representative        2002       119,754    159,173  (3)           --                 --             847 (5)


Robert E. T. Lackey     2004       300,774    318,375  (2)           --          1,306,440 (8)       1,220 (5)
Authorized              2003       300,000    450,000  (2)           --                 --           1,623 (5)
  Representative        2002       288,542    410,000  (3)           --                 --             635 (5)
----------------------------------------------------------------------------------------------------------

(1) Amount reflects total payments made to Mr. Thornton pursuant to the Disbursing Agent Agreement from June 2004 through September 2004. Mr. Thornton is not an employee of the Registrant.

(2) Includes amounts earned under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy court-approved Compensation Plans). Under the terms and conditions of the Semiannual Bonus Plan, and through the August 15, 2004 payment, participants were paid half their earned amount for the period and half was deferred until job elimination. For Messrs. Cochran and Lackey, one-half of the amounts deferred through August 15, 2004 were paid to the respective individual on September 15, 2004. Deferred payments remaining will be forfeited if the participant voluntarily resigns or is terminated for cause.

(3) Includes quarterly amounts earned under the annual incentive plans, commission plans and the chairman's discretionary fund plans that were in place prior to April 1, 2002. Also includes amounts earned under the Semiannual Bonus Plan component of the Management Incentive Plan (as described below in the section entitled Bankruptcy court Approved Compensation Plans) for the period April 1, 2002 through September 30, 2002. Under the terms and conditions of the Semiannual Bonus Plan, participants were paid half their earned amount for the period and half was deferred until job elimination. For Messrs. Cochran and Lackey, one-half of the amounts deferred through August 15, 2004 were paid to the respective individual on September 15, 2004. Deferred payments remaining will be forfeited if the participant voluntarily resigns or is terminated for cause.

(4)     Amounts reflect car allowance payments.

(5) Amounts reflect contributions by the Company to the 401(k) Retirement Plan for the benefit of the named executive officer.

(6) Amounts reflect contributions by the Company to the 401(k) Retirement Plan for the benefit of Mr. Mishler and paid vacation time benefits of $16,442.

(7) Represents a Consolidated Corporate Upside Sharing Plan advance payment made by the Company based on 115% of plan achievement. There are no maximum payouts under the Upside Sharing plan component of the MIP. The consolidated corporate Upside Sharing plan includes a pre-established present value recovery threshold and target. For purposes of this Summary Compensation Table, the assumed ultimate achievement relevant to
        plan  target is  131.9%.  This would  represent a $643,498    potential
        additional upside sharing payout less any applicable payment adjustment as defined in the Bankruptcy court approved compensation plan.

(8) Represents the Ventures Upside Sharing Plan payment made by the Company which was based on 110.57% of plan target. There are no maximum payouts under the Upside Sharing plan component of the MIP. Amount reflected in the table is net of any applicable payment adjustment as defined in the Bankruptcy court approved compensation plan.

Option/SAR Grants/Exercises in the Last Fiscal Year

     No stock options or stock appreciation rights ("SARs") were outstanding nor were any granted to or exercised by the named executive officers in fiscal 2004. The Company does not plan to issue any options or SARs in the foreseeable future.

Aggregated Option/SAR Exercise and Fiscal Year-End Options/SAR Values

     No stock options or SARs were outstanding as of September 30, 2004. The Company does not plan to issue any options or SARs in the foreseeable future.

Bankruptcy Court-Approved Compensation Plans: Management Incentive and Stay Bonus Plans

     In order to continue to maximize recoveries under the Plan, it is essential that critical employees be retained and remain motivated to execute the Company's post-emergence run-off strategies. Specifically, management and the Board of Directors of the Company continue to administer the comprehensive compensation program that includes the Management Incentive Plan (the "MIP"), which was designed to retain key employees and give them incentive to maximize the value of the assets and the Stay Bonus Plan, which was designed to retain essential support and professional staff. These compensation plans were approved by the Bankruptcy court on June 18, 2002 with a retroactive effective date of April 1, 2002. (The MIP and Stay Bonus plans comprise the "Compensation Plans," which are incorporated by reference to Exhibit 10.1, Exhibit 10.2 and Exhibit
10.3 filed with the Company's Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, file No. 0-49968.) In addition, on October 3, 2003, the Board of Directors approved non-material adjustments to some components of the MIP. The Board of Directors also approved a Special Performance Bonus plan for certain key individuals, none of whom were executives, in the Stay Bonus plan effective October 1, 2003 and, effective April 1, 2004, all remaining Stay Bonus participants, none of whom were executives, became eligible to participate in the Special Performance Bonus plan.

     The Stay Bonus Plan is a retention program that covered 86 U.S. employees for all or part of the period October 1, 2003 through September 30, 2004 and was designed to retain essential support and professional personnel who assist managers and key employees most directly responsible for the success of the Plan. Eligible participants under this compensation plan accrue one week's salary for each two weeks of work. One-half of such accrued benefit was paid in four quarterly installments each year on or about February 15, May 15, August 15, and November 15 (with the first such payment made on November 15, 2002). Effective with the November 15, 2004 bonus payment, one-half of the accrued benefit ceased being withheld except for amounts being held pending SIP obligation resolution. Any remaining balance is paid upon job elimination or SIP obligation resolution. The total cost of the Stay Bonus Plan was $1.4 million for period October 1, 2003 until September 30, 2004, which includes $.9 million paid to employees and $.5 million deferred until job elimination or SIP obligation resolution.

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

     The MIP is tailored to provide appropriate levels of compensation to key employees in each of the Company's business units - US Leasing (accounted for within discontinued operations), Ventures, and CAM - as well as at the corporate level. While the award opportunities differ for each of these units, the MIP, as a whole, is intended to provide adequate compensation for retention of key employees within a unit as that unit moves toward its post-emergence business targets and to provide additional performance-based reward opportunities if those targets are exceeded.

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

          The Company agreed to pay active employees as of September 1, 2004 up to fifty-percent of their deferred Rabbi Trust balance. There were a total of 19 eligible employees and the total payout of $1,024,930 was made on September 15, 2004. None of the eligible employees were SIP participants.

     The following table presents compensation paid and deferred in fiscal 2004 for participants in the Semiannual Bonus plan, Upside Sharing Bonus plan, Stay Bonus plan and Special Performance Bonus plan. Amounts reflect payment adjustments made to the MIP bonus plans in accordance with the Bankruptcy court approved compensation plans.

Bonus Plan                            Participants (#)       Total Earned ($)   Total Paid ($)    Total Deferred ($)(1)
--------------------------            ----------------       ---------------    --------------    ------------------
MIP (Semiannual Bonus)                       39              $     4,081,123    $    2,557,115    $        1,524,008
MIP (Upside Sharing Bonus)                   56                   39,252,401        36,885,177             2,367,224
                                                             ---------------    --------------    ------------------
   Total MIP                                                      43,333,524        39,442,292             3,891,232
Stay                                         86                    1,379,978           926,781               453,197
Special Performance                          20                      563,334           366,185               197,149
                                                             ---------------    --------------    ------------------
   Totals                                                    $    45,276,836    $   40,735,258    $        4,541,578
                                                             ===============    ==============    ==================
--------------------------------------------------------------------------------------------------------------------

(1) Effective with the November 15, 2004 bonus payment, one-half of the accrued benefit ceased being withheld for the Compensation Plans except for amounts being held pending SIP obligation resolution.

     Each of the business unit's management team participated in the MIP. The MIP included two components: Semiannual Performance Bonuses ("SAB") and Upside Sharing opportunities for specified employees. The following table presents MIP bonuses earned in each of the business units:

---------------------------------------------------------------------------
                                                     Percent-
                                                      age of
                                    Partic-      Plan Target          Total
                                     pants          Achieved         Earned
Division        Plan                  (#)              (%)              ($)
-----------     ---------------     ------       -----------      ---------
US Leasing
                Semiannual
                Performance
                Bonus                    3                --         29,557
                Upside Sharing          22            115.78     23,535,290
---------------------------------------------------------------------------
Ventures
                Semiannual
                Performance Bonus       11                --        258,796
                Upside Sharing          25            110.57     10,690,738
---------------------------------------------------------------------------
CAM
                Semiannual
                Performance Bonus        3                --        146,838
                Upside Sharing           4            121.86      1,786,236
---------------------------------------------------------------------------
Electronics
 Inventory
                Semiannual
                Performance Bonus        3                --         48,296
                Upside Sharing           3             81.00        103,987
---------------------------------------------------------------------------
Consolidated
 Corporate
                Semiannual
                Performance Bonus       19                --      3,597,636
                Upside Sharing           2                --      3,136,150
---------------------------------------------------------------------------
   Totals                                                       $43,333,524
                                                                ===========
---------------------------------------------------------------------------

     The Board of Directors declared End of Term ("EOT"), as defined in the Bankruptcy court approved Upside Sharing Compensation Plans, for all the business units with the exception of consoldiated corporate. EOT for Electronics Inventory was declared February 13, 2004 with an effective date of March 31, 2004. EOT for Ventures and CAM was declared May 6, 2004 with an effective date of April 30, 2004. EOT for US Leasing was declared June 4, 2004 with an effective date of May 31, 2004. Consolidated corporate EOT has not been declared and the plan will remain in effect until EOT is declared. MIP Payment Adjustments were made according to the Bankruptcy court approved compensation plans.

     There are eight participants who are eligible to participate in an incentive sharing pool based on reducing off-balance sheet claims (excluding SIP claims) and tax claims filed, none of whom were participants in any upside sharing plan. Upon reducing such claims to a plan target level, participants are eligible to share in a $0.6 million incentive sharing pool. As claims are reduced below threshold, the Company has escrowed funds to be distributed at End of Term, as defined in the Bankruptcy court approved compensation plans, to all eligible participants in accordance with the MIP.

Long-Term Incentive Plans - Awards in Last Fiscal Year

     There were no long-term incentive plan awards made to named executive officers in fiscal 2004. Neither Mr. Thornton nor Mr. Cochran were a participant in any of the upside sharing plans. Mr. Lackey participated in the Ventures Upside Sharing Plan and has been paid in accordance with the Ventures declaration of EOT. Mr. Mishler is a participant in the consolidated corporate Upside Sharing Plan and was paid an advanced payment of $2,668,650 based on 115% of plan target. The assumed ultimate achievement of plan target would result in a $643,498 potential additional upside sharing payout, less any applicable payment adjustment as defined in the Bankruptcy court approved compensation plan.

Defined  benefit or  acturial  plan disclosure.

Not applicable.

Compensation of Directors

     Until August 12, 2004, non-employee directors were paid a quarterly retainer of $6,000, a board meeting fee of $2,000 plus expenses, and a committee meeting fee of $1,000 plus expenses if the committee meeting was not held on the same day as a Board of Directors meeting. Employee directors received no additional compensation for serving on the Board of Directors or its committees. Directors were reimbursed for customary and usual travel expenses. In fiscal 2004, in addition to its regularly scheduled quarterly meetings, the Board of Directors of Comdisco Holding Company, Inc. met nineteen times prior to August 12, 2004. All directors attended 75 percent or more of the Board meetings and meetings of the committees on which they served during fiscal 2004. There have been no Board meetings subsequent to August 12, 2004.

     Mr. Thornton, as the sole continuing director, will not receive compensation for his services as a director, but will receive compensation pursuant to the Disbursing Agent Agreement for his services as Chief Executive Officer, President and Initial Disbursing Agent.


Employment   Contracts,   Termination   of  Employment   and   Change-In-Control
Arrangements.

     There are no employment contracts as of September 30, 2004. Mr. Thornton's appointment as Initial Disbursing Agent became effective August 12, 2004 pursuant to the Disbursing Agent Agreement (filed herewith as Exhibit 10.9) Mr. Thornton is not an employee of the registrant. As Initial Disbursing Agent, he assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

Report on repricing of options/SARs

Not applicable.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Until August 12, 2004, Mr. McIntosh, Mr. Chefitz, and Mr. Thornton were the three members of the Compensation Committee of the Board of Directors. Mr. McIntosh was the Chairperson of the Compensation Committee. No member of the Compensation Committee was at any time an officer or employee of the Company or its subsidiaries. During the last fiscal year, there was no director or executive officer who was a member of any other company, partnership or other entity's compensation committee or similar committee or otherwise was involved in making decisions regarding compensation of other entities' executives. See
Item 13, Certain Relationships and Related Transactions, for additional information regarding Mr. Thornton and his relationship with Citigroup.

Board Compensation Committee Report on Executive Compensation

     The Compensation Committee met seven times during fiscal year 2004 prior to August 12, 2004 when all members of this committee resigned from the Board, except for Mr. Thornton. The Company is not required to have a three-person Compensation Committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on the Nasdaq.

     The purpose of the Compensation Committee was to ensure that the employees of the Company and its wholly-owned subsidiaries were compensated effectively in a manner consistent with the stated compensation strategy of the Company in furtherance of the Plan and requirements of the appropriate regulatory bodies. Per the charter, the duties and responsibilities of the committee included (but were not limited to): (a) reviewing the Company's compensation strategy, (b) reviewing and determining the individual elements of total compensation for the Chief Executive Officer, (c) reviewing and approving appropriate discretionary bonus recommendations by the Chief Executive Officer for managers and officers,
(d) reviewing and approving disposition of forfeited monies as a result of voluntary resignation or for-cause termination for the MIP and Stay Bonus Plan, and (e) reviewing employee benefit plans of the Company.

     The Compensation Committee reviewed the SAB objectives and the assessments of achievements relative to those objectives for Mr. Mishler and his direct reports, including all of the officers listed in the Summary Compensation Table, for the four periods ending December 31, 2003, March 31, 2004, June 30, 2004, and August 12, 2004, 2004. The SAB objectives were comprised of corporate and business unit cash flow objectives based on recoveries achieved during the period as well as individual performance objectives. Actual cash flow recoveries exceeded plan targets (with the exception of the Electronics Inventory group for the three months ended December 31, 2003 and March 31, 2004).

     Pursuant to the Compensation Committee's responsibility to review and approve the chief executive officer's compensation and corporate and business unit cash-flow results, the Compensation Committee approved the SAB objectives and assessed the achievement relative to those objectives for Mr. Mishler for the four periods ending December 31, 2003, March 31, 2004, June 30, 2004, and September 30, 2004. Mr. Mishler's SAB was based 50 percent on cash flow targets and 50 percent on individual performance objectives. Mr. Mishler met substantially all the objectives for each respective three-month period. Mr. Mishler had the following individual performance objectives: (i) maintaining compliance with bankruptcy court orders, debt indentures, corporate organizational documents and corporate policies; (ii) timely and accurate financial reporting; (iii) maintaining adequate corporate governance processes;
(iv) managing sales, general and administrative expenses within plan levels; (v) securing and maintaining corporate insurance, and; (vi) developing exit strategies for each business unit.

     The Board of Directors engaged independent legal counsel to provide a summary of all components of the Compensation Plans and to assist the Board in determining that the Compensation Plans were implemented in compliance with the intent of the agreement with the statutory creditors' committee and the Compensation Plans .

     The Board of Directors also engaged KPMG to assist the Company in evaluating the amounts accrued, paid and deferred by Comdisco in accordance with the provisions of the MIP and the Stay Bonus Plan the first three quarterly periods of fiscal 2004. KPMG applied agreed-upon procedures in accordance with standards established by the American Institute of Certified Public Accountants in their evaluations.

SUBMITTED BY RANDOLPH I. THORNTON



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock Owned by Certain Beneficial Owners

     The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2004 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

      Stockholders Owning at Least 5 percent of the Company's Common Stock

                                                   Shares            Percent of
           Name and Address                   Beneficially Owned        Class
   -----------------------------------        ------------------        -----
    Berkshire Hathaway, Inc. (1)
       1440 Kiewit Plaza
     Omaha, Nebraska 68131                        1,452,548             34.61%

    Davidson Kempner Partners (2)
         885 Third Avenue
     New York, New York 10022                       855,515             20.38%

    Kinetics Asset Management, Inc. (3)
        470 Park Avenue South
        4th Floor South,
        New York, NY, 10016                         217,911              5.19%

    Horizon Asset Management, Inc. (4)
        470 Park Avenue South
        4th Floor South
        New York, NY, 10016                         266,140              6.34%

    Halcyon Management Company LLC and  (5)
    Halcyon Offshore Management Company LLC
        477 Madison Avenue
        New York, New York 10022.                   289,118              6.89%


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

     (3) The information with respect to 217,911 shares of Common Stock beneficially owned by Kinetics Asset Management, Inc. is based on a Report on an Amended Schedule 13G dated June 14, 2004 and filed with the SEC on June 14, 2004.

     (4) The information with respect to 266,140 shares of Common Stock beneficially owned by Horizon Asset Management, Inc. is based on a Report on Schedule 13G dated June 14, 2004 and filed with the SEC on June 14, 2004.

     (5) The information with respect to 289,118 shares of Common Stock beneficially owned by Halcyon is based on an Amended Report on
          Schedule 13G dated March 5, 2004 and filed with the SEC on March 8, 2004.


Common Stock Owned by Directors and Executive Officers

     Neither the (i) sole director of the Company, or (ii) any of the named executive officers as set forth above in the Summary Compensation Table (the "Named Executive Officers") beneficially owned shares of the Registrants Common Stock as of December 1, 2004. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

Equity Compensation Plan Information

     The Company has not reserved any equity securities for compensation to its key employees and officers.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Randolph I. Thornton, who has been a member of the Company's Board of Directors and the Compensation Committee since August 2002, was a Managing Director within the Institutional Recovery Management Department within Citigroup until his retirement from Citigroup in February 2004. Citigroup was a creditor of Comdisco, Inc. and Mr. Thornton was a co-chair of the statutory creditors' committee. On September 30, 2002, as part of the initial distribution to holders of allowed Class C-4 Claims conducted in accordance with the Plan, Citigroup received approximately $35.3 million in cash, $6.3 million and $10.3 million of Senior Notes and Subordinated Notes, respectively, and 66,521 shares of the Company's Common Stock. Citigroup adopted certain procedures to govern disclosure by Mr. Thornton of the Company's confidential information.

     There was no  indebtedness  of management to the  registrant  during fiscal
2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Audit Committee of the Board of Directors

     The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. Three independent directors served as members prior to August 12, 2004. The Audit Committee met six times in fiscal 2004. Mr. Thornton, as sole director and Initial Disbursing Agent, has been performing the functions of the Audit Committee since August 12, 2004. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or trade on Nasdaq.

     One of the Mr. Thornton's primary responsibilities is to provide oversight of the integrity of the Company's financial statements and financial reporting process. To fulfill these oversight responsibilities, the Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors' objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

     Based on the review and discussions described in this report, Mr. Thornton determined that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, for filing with the SEC.

     Mr. Thornton, as sole director and Disbursing Agent, appointed KPMG LLP as independent auditors for the Company for fiscal 2005.

         Principal Accountant Audit Fees and Services Fees

     The following table describes fees for professional audit services rendered by KPMG, the Company's principal accountant, for the audit of our annual financial statements for the years ended September 30, 2004 and September 30, 2003 and fees billed for other services rendered by KPMG during those periods.

Type of Fee                                        2004                 2003
----------------------                       ----------           ----------
Audit Fees (1)                               $  699,000           $1,393,000
Audit Related Fees (2)                          201,000            1,104,000
Tax Fees (3)                                    235,000              805,000
All Other Fees (4)                               54,000              161,000
----------------------                       ----------           ----------
Total                                        $1,188,000           $3,463,000
                                             ==========           ==========

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


Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

     Pursuant to its charter and until August 12, 2004, the Audit Committee of Comdisco Holding Company's Board of Directors was responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Comdisco and its independent auditors. Since then, Mr. Thornton, as sole director and Initial Disbursing Agent, has assumed that responsibility. KPMG's engagement to conduct the audit of Comdisco Holding Company, Inc. was approved by the Audit Committee. Additionally, each permissible non-audit engagement or relationship between Comdisco and KPMG entered into between May 2, 2003 and August 12, 2004 has been reviewed and approved by the Audit Committee, as provided in its charter. Since then, Mr. Thornton, as sole director and Initial Disbursing Agent, has assumed that responsibility.

     We have been advised by KPMG that all of the work done in conjunction with its audit of Comdisco Holding Company's financial statements for the most recently completed fiscal year was performed by permanent full time employees and partners of KPMG.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

   3.       Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.    Description of Exhibit
-----------    -----------------------------------------------------------------
2.1            Joint Plan of Reorganization of Comdisco, Inc. and its Affiliated
               Debtors and Debtors in Possession (Incorporated by reference to Exhibit 99.3 filed with Comdisco, Inc.'s Current Report on Form
               8-K dated April 26, 2002, as filed with the Commission on May 10,
               2002, File No. 1-7725).

2.2 First Amended Joint Plan of Reorganization of Comdisco,Inc. and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.2 filed with Comdisco, Inc.'s Current
               Report on Form 8-K dated July 30, 2002, as filed with the Commission on August 9, 2002, File No. 1-7725).

2.3            Findings of Fact,  Conclusions  of Law, and Order Under 11 U.S.C.
               ss.ss.1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amendment Plan of Reorganization of Comdisco, Inc. and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.1 filed with Comdisco, Inc.'s Current
               Report on Form 8-K dated July 30, 2002, as filed with the Commission on August 9, 2002, File No. 1-7725).

3.1 Certificate of Incorporation of Registrant, dated August 8, 2002 and as amended August 12, 2004 (Filed herewith)

3.2 By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

4.1 Rights Agent Agreement between th Registrant and Mellon Investor Services L.L.C., as Rights Agent, dated as of August 12, 2002 (Incorporated by reference to Exhibit 4.5 filed with the Company's Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968)

10.1* Motion, dated as of May 24, 2002, and Order, dated as of June 18, 2002, Pursuant to 11 U.S.C. Sections 105(a) and 363(b)(1) Approving and Authorizing the Debtors' Stay Bonus Plan and Management Incentive Plan, dated June 18, 2002 (Incorporated by reference to Exhibit 10.1 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

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

10.6 Motion for an Order in Furtherance of the First Amended Joint Plan of Reorganization of Comdisco, Inc. and its Affiliates Seeking Authority to Complete the Administration of the Reorganized Debtors' Reorganization Plan and Chapter 11 Cases, dated February 17 2004, (Incorporated by reference to Exhibit
               99.2 filed with the Company's Report on Form 8-K dated February 17, 2004, as filed with the Commission on February 18, 2004, File No. 0-49968)

10.7 Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to
               Exhibit 99.1 filed with the Company's Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

10.8 Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P (Incorporated by reference to Exhibit 99.2 filed with the Company's Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

10.9           Disbursing Agent Agreement (Filed herewith).

10.10 Asset Acquistion Agreement, dated as of January 31, 2002, between Comdisco, Inc. and T-Systems, Inc. (Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

10.11 Asset Purchase Agreement, dated as of August 25, 2003, by and between Bay4 Capital Partners, LLC and Comdisco, Inc.
               (Incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K dated September 9, 2003, as filed with the Commission on September 24, 2003, File No. 0-49968)

11.1           Statement re computation of per share earnings (Filed herewith).

21.1           Subsidiaries of the registrant (Filed herewith).

31.1 Certification of Chief Executive Officer and Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
               Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1 Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).
--------------------------------------------------------------------------------
*              Management contract or compensatory plan or arrangement.

     (b)  Exhibits

     The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(3) above.

     (c)  Financial Statement Schedules

     The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMDISCO HOLDING COMPANY, INC.




Dated: December 14, 2004                    By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2004.


SIGNATURE                                   DATE



/s/ Randolph I. Thornton                       December 14, 2004
---------------------------------
Name:  Randolph I. Thornton
Title: Chief Executive Officer and
       President
       (Principal Financial and
        Accounting Officer)
       Sole Director