Form 10-Q
period 2004-12-31
COMDISCO HOLDING CO INC
filed 2005-02-04
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2004

                                       or

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

                              5600 North River Road
                                    Suite 800
                            Rosemont, Illinois 60018
               (Address of principal executive offices) (Zip code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,034,553 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on January 31, 2005.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION........................................... 3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings (Loss) -- Three months ended
   December 31, 2004 and the three months ended December 31, 2003 (Unaudited).4

   Consolidated Balance Sheets -- December 31, 2004 (Unaudited) and
   September 30, 2004 (Audited) ............................................. 5

   Consolidated Statements of Cash Flows -- Three months ended
   December 31, 2004 and the three months ended December 31, 2003 (Unaudited) 6

   Notes to Consolidated Financial Statements (Unaudited).................... 8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 22

  Item 4.   Controls and Procedures......................................... 22

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 23

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 23

  Item 3.   Defaults Upon Senior Securities................................. 23

  Item 4.   Submission of Matters to a Vote of Security Holders............. 23

  Item 5.   Other Information............................................... 23

  Item 6.   Exhibits ....................................................... 23

SIGNATURES.................................................................. 24

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

     Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed below in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.

ITEM 1. FINANCIAL STATEMENTS

     THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE "PLAN") AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)

                                                        Three months ended
                                                            December 31,
                                                           ----    ----
                                                           2004    2003
                                                          -----   -----
Revenue
Leasing
     Operating .........................................   $ --    $  7
     Direct financing ..................................     --       1
     Sales-type ........................................     --       1
                                                          -----   -----
        Total leasing ..................................     --       9

Sales ..................................................      2      21
Agere lease participation payment ......................      2       7
SIP recovery ...........................................      5       -
Sale of properties .....................................     --       2
Other ..................................................      8       7
                                                          -----   -----
        Total revenue ..................................     17      46
                                                          -----   -----
Costs and expenses
Leasing
     Operating .........................................     --       4
     Sales-type ........................................     --       1
                                                          -----   -----
        Total leasing ..................................     --       5

Sales ..................................................      1      17
Selling, general and administrative ....................      6       6
Contingent distribution rights .........................      3      --
Write-down of equity securities ........................     --      --
Bad debt expense .......................................     (2)     (5)
                                                          -----   -----
     Total costs and expenses ..........................      8      23
                                                          -----   -----
Earnings (loss) from continuing operations before income
  taxes (benefit) ......................................      9      23
Income taxes (benefit) .................................     --      (3)
                                                          -----   -----
Earnings (loss) from continuing operations .............      9      26
Earnings (loss) from discontinued operations, net of
tax ....................................................     --     (12)
                                                          -----   -----
Net earnings ...........................................  $   9   $  14
                                                          =====   =====

Basic earnings (loss) per common share:
  Earnings (loss) from continuing operations ...........   $2.20  $6.16
  Earnings (loss) from discontinued operations .........    0.04  (2.87)
                                                           -----  -----
  Net earnings .........................................   $2.24  $3.29
                                                           =====  =====
Diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations ...........   $2.20  $6.16
  Earnings (loss) from discontinued operations .........    0.04  (2.87)
                                                           -----  -----
  Net earnings .........................................   $2.24  $3.29
                                                           =====  =====
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                  December 31,    September 30,
                                                     2004              2004
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $ 145             $ 157
Cash - legally restricted .......................      11                10
Receivables, net ................................       5                 4
Inventory of equipment ..........................       2                 1
Leased assets:
  Direct financing and sales-type ...............       -                 1
  Operating (net of accumulated depreciation) ...       -                 2
                                                    -----             -----
    Net leased assets ...........................       -                 3
Equity securities ...............................      14                14
Assets of discontinued operations ...............       4                 5
Other assets ....................................       4                 4
                                                    -----             -----
                                                    $ 185             $ 198
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   1             $   2
Income taxes ....................................       7                 6
Liabilities related to assets of
 discontinued operations ........................       1                 1
Deferred income .................................       -                 2
Other liabilities:
  Accrued compensation ..........................       8                12
  Contingent distribution rights ................      57                70
  Other .........................................       2                 2
                                                    -----             -----
   Total other liabilities ......................      67                84
                                                    -----             -----
                                                       76                95
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares
   4,034,553 shares outstanding at
   December 31, 2004 (4,196,022 at
   September 30, 2004) ..........................       -                 -
  Additional paid-in capital ....................     109               109
  Accumulated other comprehensive income ........      11                10
  Retained deficit ..............................      (7)              (16)
  Common stock held in treasury, at cost; 165,447
   shares at December 31, 2004 and 3,978
   September 30, 2004 ...........................      (4)                -
                                                    -----             -----
      Total stockholders' equity ................     109               103
                                                    -----             -----
                                                    $ 185             $ 198
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the three months ended December 31, 2004 and 2003
                                                                 2004     2003
                                                                -----    -----
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $   1    $  18
   Sales of equipment .......................................       1       23
   Note receivable receipts .................................       -        1
   Warrant proceeds .........................................       3        1
   Other revenue ............................................       6       12
   Collections and recoveries ...............................       2        5
   Selling, general and administrative expenses .............      (6)     (37)
   Contingent distribution rights payments ..................     (15)      (8)
   Income taxes .............................................       -       25
                                                                -----    -----
     Net cash provided (used) by continuing operations ......      (8)      40
     Net cash provided (used) by discontinued operations ....      (1)       8
                                                                -----    -----
     Net cash provided (used) by operating activities .......      (9)      48
                                                                -----    -----

Cash flows from investing activities:
   Equipment purchased for leasing ..........................       -       (1)
   Equipment purchased for leasing by discontinued operations       -       (1)
   Other ....................................................       -       (1)
                                                                -----    -----
     Net cash used in investing activities ..................       -       (3)
                                                                -----    -----
Cash flows from financing activities:
   Cash used by discontinued operations .....................       -       (2)
   Common stock purchased and placed in treasury ............      (4)       -
   Dividends paid on Common Stock ...........................       -      (50)
   Decrease (increase) in legally restricted cash ...........      (1)      13
   Other ....................................................       2       (1)
                                                                -----    -----
     Net cash used in financing activities ..................      (3)     (40)
                                                                -----    -----

Net increase (decrease) in cash and cash equivalents ........     (12)       5
Cash and cash equivalents at beginning of period ............     157       97
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $ 145    $ 102
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the three months ended December 31, 2004 and 2003

                                                            2004    2003
                                                            ----    ----
Reconciliation of earnings (loss) from
 continuing operations to net cash provided by operating activities:

Earnings (loss)from continuing operations ............      $  9    $ 26

Adjustments to reconcile earnings (loss) from
 continuing operations to net cash provided by
 operating activities
    Leasing costs, primarily depreciation and
     amortization ....................................         -       5
    Leasing revenue, primarily principal portion
     of direct financing and sales-type lease rentals          -       9
    Cost of sales ....................................         1      17
    Technology services costs, primarily
       depreciation and amortization .................         -       1
    Income taxes .....................................         -      22
    Principal portion of notes receivable ............         -       1
    Selling, general, and administrative expenses ....        (1)    (32)
    Contingent distribution rights ...................       (12)     (8)
    Other, net .......................................        (5)     (1)
                                                            ----    ----
      Net cash provided (used) by continuing operations       (8)     40
      Net cash provided (used) by discontinued operations     (1)      8
                                                            ----    ----
      Net cash provided (used) by operating activities      $ (9)   $ 48
                                                            ====    ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           December 31, 2004 and 2003

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

1.     Reorganization

     On July 16, 2001, Comdisco, Inc. ("Predecessor") and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy court") (consolidated case number 01-24795) (the "Filing"). Comdisco Holding Company, Inc., as the successor company ("Successor") to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002 (the "Effective Date"). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

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

2.        Basis of Presentation

     In this quarterly report on Form 10-Q, references to "the Company," "Comdisco Holding," "we," "us" and "our" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including the former Comdisco Global Holding Company, Inc., Comdisco, Inc., the former Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc., and its predecessors, except in each case where the context indicates otherwise. References to "Comdisco, Inc." mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

     Due to the Company's reorganization and implementation of fresh-start reporting, the consolidated financial statements for the Successor company, presented herein, are not comparable to those of the Predecessor company, presented in prior filings with the SEC.

     Certain reclassifications, including those for discontinued operations, have been made in the 2004 fiscal year financial statements to conform to the 2005 fiscal year presentation.

3.       Discontinued Operations

     Because of the sale of assets, amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for the US Leasing operations, International Leasing and German operations (the "German Leasing Subsidiary") as discontinued operations. "International Leasing" refers to the Company's former French, Swiss, Austrian, Australian and New Zealand leasing operations. The Company sold the stock of its French, Swiss and Austrian subsidiaries and sold the assets of its Australian and New Zealand operations. Each of the aforementioned transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm.

     Revenue and net earnings from discontinued operations for the three months ended December 31, 2004 were nominal. The following is summary financial information for the Company's discontinued operations for the three months ended December 31, 2003:

                                                                           German
                                                            International  Leasing
                                                 US Leasing    Leasing    Subsidiary  Total
                                                 ----------    --------  -----------  ------
Revenue                                          $       7     $     1   $        -   $   8
                                                 ==========    ========  ===========  ======

Earnings (loss) from discontinued operations:
  Before income taxes                            $      (7)    $     1   $       (6)  $ (12)
  Income taxes                                           -           -            -       -
                                                 ----------    --------- -----------  ------
  Net earnings (loss)                            $      (7)    $     1   $       (6)  $ (12)
                                                 ==========    ========= ===========  ======

                                       -8-





4.        Receivables

     Receivables include the following as of December 31, 2004 and September 30, 2004 (in millions):

                                            December 31,     September 30,
                                                2004              2004
                                           -------------     ------------
Notes                                      $           1     $          2
Accounts                                               1                1
SIP recovery                                           1                -
Other                                                  3                2
                                           -------------     ------------
Total receivables                                      6                5
Allowance for credit losses                           (1)              (1)
                                           -------------     ------------
Total                                      $           5     $          4
                                           =============     ============

         SIP recovery

     In February 1998, pursuant to Comdisco, Inc.'s Shared Investment Plan ("SIP"), senior managers of Comdisco, Inc. (the "SIP participants") took out full recourse, personal loans (the "SIP Loans") to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. Bankruptcy in the amount of $133 million ("SIP Guaranty Claim").

     On December 22, 2004, Comdisco settled the Guaranty on the SIP Loans. As part of the settlement, the individual notes signed by the SIP participants were assigned to either the Company or the litigation trust. The notes assigned to the Company relate to individual SIP participants who settled with the Company prior to the settlement with the SIP Lenders. During the three months ended December 31, 2004, Comdisco recorded approximately $5 million of SIP recovery revenue consisting primarily of restricted cash currently held by the Company and $1 million of receivable for the balance of the notes assigned to the Company. Comdisco expects the restricted cash to be released to the Company in the second quarter of fiscal 2005.

         Allowance

     The allowance for credit losses includes the Company's estimate of the amounts expected to be uncollectable on specific accounts.

5.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, after the Company has realized a specified amount, Windspeed will share in the net receipts at various percentages.

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

        Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross         Gross
                                     unrealized    unrealized      Market
                              Cost        gains        losses       value
                              ----   ----------    ----------      ------
September 30, 2004            $  1   $        8    $        -      $    9
December 31, 2004             $  1   $        8    $        -      $    9


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At December 31, 2004, the Company held securities of four publicly-traded companies: Blue Nile, Inc., Cytokinetics, Inc., Theravance, Inc. and Volterra Semiconductor Corporation. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term.

     The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

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

6.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of December 31, 2004, the Company had 4,034,553 shares of Common Stock outstanding and 165,447 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated                 Common
                                    Common       paid-in     other compre-    Retained   stock in
                                     stock       capital     hensive income   earnings   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2004     $         -  $      109   $            10   $    (16)   $      -   $    103
Net income                                                                           9                      9
Translation adjustment                                                    1                                 1
Change in unrealized gain                                                 -                                 -
                                                                                                     --------
   Total comprehensive income                                                                              10
Liquidating dividend                                    -                            -                      -
Common Stock placed in treasury                                                                 (4)        (4)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at December 31, 2004      $         -  $      109   $            11  $      (7)  $      (4)  $    109
                                  ===========  ==========   ===============  =========   =========   ========


     In November 2004, in connection with the settlement of the Ventures compensation dispute, the Company received from the Disputed Claims Reserve 31,681 shares of Common Stock which were placed in treasury stock.

     In December 2004, in connection with the settlement of the SIP Guaranty Claim, the Company received from the Disputed Claims Reserve 129,788 shares of Common Stock which were placed in treasury stock. The shares were in partial payment of a pre-bankruptcy receivable of Comdisco, Inc. set-off by the claimant against amounts due the claimant under the SIP Guaranty (see Note 4 of Notes to Consolidated Financial Statements).

         Total comprehensive income (loss) consists of the following (in millions):

                                                          Three months
                                                       ended December 31,
                                                       2004          2003
                                                       ----          ----
Foreign currency translation adjustments               $  1          $  1
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                      3            (2)
  Reclassification adjustment for gains
   included in earnings before income taxes              (3)           (1)
                                                       ----          ----
Net unrealized gains (losses), before
   income taxes                                           -            (3)
Income taxes                                              -             -
                                                       ----          ----
Net unrealized gains (losses)                             -            (3)
                                                       ----          ----
Other comprehensive income (loss)                         1            (2)
Net earnings                                              9            14
                                                       ----          ----
Total comprehensive income                             $ 10          $ 12
                                                       ====          ====

7.       Other Financial Information

     Legally restricted cash is comprised of the following at December 31, 2004 and September 30, 2004 (in millions):

                                            December 31,     September 30,
                                                2004              2004
                                           -------------     ------------
Incentive compensation escrows             $           6     $          6
SIP Recovery                                           3                3
Held by Windspeed                                      2                1
                                           -------------     ------------
                                           $          11     $         10
                                           =============     ============

     Other assets consists of the following (in millions):

                                            December 31,     September 30,
                                                2004              2004
                                           -------------     ------------
Deferred costs                             $           3     $          3
Other                                                  1                1
                                           -------------     ------------
                                           $           4     $          4
                                           =============     ============

     Other liabilities consists of the following (in millions):

                                            December 31,     September 30,
                                                2004              2004
                                           -------------     ------------

Accrued compensation                       $           8     $         12
CDRs                                                  57               70
Other:
  Taxes other than income                              1                1
  Other                                                1                1
                                          --------------    -------------
   Total Other                                         2                2
                                          --------------    -------------
                                          $           67    $          84
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     In December 2004, the Company made a cash payment of $.0982 per CDR (an aggregate distribution of approximately $15 million) to CDR holders.

8.       Financial Information by Business Segment and Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                         Three months
                                       ended December 31,
                                       2004         2003
                                       ----         ----
North America                          $ 16         $ 30
Europe                                    1           16
                                       ----         ----
Total                                  $ 17         $ 46
                                       ====         ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                            December 31,     September 30,
                                                2004              2004
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  180   $152     $  191  $162
Europe                                          5      4          7     5
                                           ------   ----     ------  ----
Total                                      $  185   $156     $  198  $167
                                           ======   ====     ======  ====

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

     THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE "PLAN") AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.


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

     On August 12, 2004, Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     See "Risk Factors Relating to the Company--Uncertainties Relating to the Wind-down of Operations."

        Overview

     On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries voluntarily filed for bankruptcy.

     Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc.

     Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and the restructuring of existing equipment leases and loans to maximize the value of the Company's assets. See "Risk Factors Relating to the Company--Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan."

     The Company's revenues are generated primarily by sales of equipment from inventory, off-lease sales, the sale of equity securities, interest income on cash balances and, for the three months ended December 31, 2004, one-time events such as its participation interest in certain Agere lease payments, the SIP recovery and other settlements. Because of the Company's declining assets, revenue has declined significantly in the current year period compared to the year earlier period and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily cost of equipment sold, CDRs, and selling, general and administrative expense (including legal costs associated with the administration and/or litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

     All funds generated from the Company's remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Payments to CDR holders resulting from recent claims resolution were $15 million in the three months ended December 31, 2004.

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

     The Company's assets at December 31, 2004 consist primarily of cash, receivables and equity securities. The Company believes that its collections on leases in default, recoveries on accounts previously written off, and proceeds from the disposition of equity securities will likely provide future cash flows in excess of the current carrying value of these assets.

       Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. It is the Company's expectation that actual collections and recoveries will exceed the approximately $1.0 million receivable amount reflected in the Company's financial statements as of December 31, 2004 (see Note 4 of Notes to Consolidated Financial Statements). The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in "Risk Factors Relating to the Company--Uncertainties in Collections and Recoveries."

       Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively, "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See "Critical Accounting Policies". It is the Company's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of December 31, 2004. The Company estimates that the realizable value, net of fees and sharing with Windspeed, at December 31, 2004 for its common stock, preferred stock and warrants in private companies was approximately $22 million. The following table summarizes the changes in the value of the Company's equity securities since September 30, 2004:

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2004 estimated
       realizable value                            $       9     $      20
      Realized--net of fees                               (3)            -
      Increase in unrealized estimated value (3)           3             2
                                                   ---------     ---------
      December 31, 2004 estimated
       realizable value                            $       9     $      22
                                                   =========     =========
      (1) Carrying value of public companies for financial statements. See Note 5 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private companies for financial statements is cost, or approximately $5 million.
      (3) Net of fees and sharing with Windspeed.

       The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. The Company's expectations are subject to the risk factors discussed in "Risk Factors Relating to the Company--Current Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities" and "Company Exposed to Asset Concentration Risk."

         Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Comdisco to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated financial statements.

     The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

     The Company believes the following to be among the most critical judgment areas in the application of its accounting policies:

     o    CDRs  and  CDR  Liability:  The  Plan  entitles  holders  of  Comdisco
          Holding's CDRs to share at increasing percentages in the proceeds realized from the monetization of the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc.

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

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for the estimated fair market value of the remaining property held for sale.

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

          Since the November 15, 2004 distribution, $183 million of the $204 million remaining estimated Disputed Claims have been allowed or disallowed in full or in part by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $21 million unresolved at the date of this filing. These $21 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $21 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $8 million.

          $62 million of the approximately $183 million of Approved Claims are expected to be ultimately disallowed. A portion of the $62 million estimated Disputed Claims are under appeal as of the date of this filing. Any detrimental ruling to the Company under appeal may materially reduce the CDR liability as of December 31, 2004 and could negatively impact future CDR distributions. If the $62 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $25 million.

          The remaining $121 million of the approximately $183 million relates to the settlement between the Company and the bank group relating to its unconditional guaranty on the Shared Investment Plan ("SIP"). On December 9, 2004, the Bankruptcy court approved this settlement. While the settlement resulted in an Allowed Claim of $133 million, the SIP Lenders agreed to receive a reduced cash amount of approximately $123 million, which is net of an approximately $3 million off-set due Comdisco. The SIP Lenders waived their rights to any consideration in excess of the $123 million cash payment. On December 22, 2004, Comdisco paid the $123 million cash payment from the Disputed Claims Reserve. On January 11, 2005, the $3 million off-set was paid to Comdisco in the form of 129,788 shares of Common Stock at the December 21, 2004 closing market value and an approximately $0.3 million cash payment. Both the shares and cash were released from the Disputed Claims Reserve. The equivalent claim amount relating to the cash payment and off-set was $121 million. The excess between the estimated Disputed Claim of $135 million and the equivalent claim amount of $121 million is $14 million, which the Company expects to release from the Disputed Claims Reserve on its next Quarterly Distribution.

          In addition, on November 10, 2004, the Bankruptcy court ordered the Company not to distribute $10 million from the Disputed Claims Reserve pending the Bankruptcy court's ruling on Wells Fargo's motion to reinstate its claim. On November 17, 2004, the Bankruptcy court issued an order that denied Wells Fargo's motion to reinstate its claim. Wells Fargo has filed an appeal from this order, but the Bankruptcy court's November 10, 2004 Order restricting a distribution has expired. The Company anticipates releasing the $10 million from the Disputed Claims Reserve on its next Quarterly Distribution.

          These two items total $24 million in claim amount and were considered as part of the $62 million of estimated Disputed Claims ultimately disallowed for purposes of the CDR liability. Any funds associated with the $24 million in claim amount will be released for the benefit of all Class C-4 creditors. When and if released from the Disputed Claims Reserve, current common shareholders not holding claims as Class C-4 creditors will not receive any funds associated with the $24 million in claim amount.

     o Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in over two hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts
          carrying   value  when  market  and  customer   specific   events  and
          circumstances  indicate  that  such  assets  might  be  impaired.  All write-downs are considered permanent impairments for financial reporting purposes. On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The management agreement includes substantially all of the Company's warrant and equity investment portfolio. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies will be provided by Windspeed. The carrying value of the Company's equity investments in private companies was approximately $5 million at December 31, 2004.

     The above listing is not intended to be a comprehensive list of all the Company's accounting policies. Please refer to the Company's consolidated financial statements and notes thereto which contain the Company's significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Developments

     On December  30,  2004, a lawsuit  styled as a class  action,  was filed by
David  Coons  in  the  United  States  District  Court,   Northern  District  of
California, against specific former members of the Board of Directors of Comdisco, Inc. in which he seeks class action status on behalf of himself and certain other former Comdisco employees who participated in the SIP. The Company has referred the complaint to its insurance carriers. However, under the terms and provisions of Comdisco Inc.'s First Amended Joint Plan of Reorganization certain of the named defendants may be entitled to indemnification. If the insurance carriers do not provide for the defense of the complaint, then the Company may have to provide for the payment of legal fees and other expenses
related  to  defending  some  of  the  defendants   under  the   indemnification
obligation.

Results of Operations

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the December 31, 2004 consolidated financial statements.


Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

     Revenue

     Changes in total revenue for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 were as follows:


                                 Three months ended
                                    December 31,           Percent
                                 ------      ------       Increase
                                   2004        2003      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Leasing                          $    -      $    9          (100%)       The company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..........................................................................................................
Sales                                 2          21           (90%)       Asset sales prior to
                                                                          September 30, 2004 results in
                                                                          little remaining equipment to
                                                                          be sold.
..........................................................................................................
Agere lease participation payment     2           7           (71%)       Last payment received in
                                                                          November 2004.
..........................................................................................................
SIP recovery from participants        5           -           100%        Collection on notes assigned to
                                                                          the Company. See discussion
                                                                          below.
..........................................................................................................
Sale of properties                    -           2          (100%)       Day care facility remains unsold
                                                                          as of December 31, 2004 (only
                                                                          remaining property).
..........................................................................................................
Other:
Sale of equity holdings               3           1           200%        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.

Interest income                       1           1             -%        Interest earned on cash balances.

Receipt of pre-bankruptcy receivable
set-off by claimant against amounts
due                                   3           -           100%        Bankruptcy court approved as
                                                                          part of SIP Guaranty settlement.

Technology services                   -           1          (100%)       Services business had no
                                                                          customers after December 31, 2003.

Other                                 1           4           (75%)
                                 ------      ------      ---------
        Total other revenue           8           7            14%
                                 ------      ------      ---------
...........................................................................................................
                                 $   17      $   46           (63%)
                                 ======      ======      =========

     In February 1998, pursuant to Comdisco, Inc.'s Shared Investment Plan ("SIP"), senior managers of Comdisco, Inc. (the "SIP participants") took out full recourse, personal loans (the "SIP Loans") to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. Bankruptcy in the amount of $133 million ("SIP Guaranty Claim").

     On December 22, 2004, Comdisco settled the Guaranty on the SIP Loans. As part of the settlement, the individual notes signed by the SIP participants were assigned to either the Company or the litigation trust. The notes assigned to the Company relate to individual SIP participants who settled with the Company prior to the settlement with the SIP Lenders. During the three months ended December 31, 2004, Comdisco recorded approximately $5 million of SIP recovery revenue consisting primarily of restricted cash currently held by the Company and $1 million of receivable for the balance of the notes assigned to the Company. Comdisco expects the restricted cash to be released to the Company in the second quarter of fiscal 2005.

     All remaining notes were assigned to the litigation trust and are considered "Trust Assets" as defined in the Plan. Under the terms and conditions of the Trust Agreement, any funds received on Trust Assets will not be distributed to the Company. Rather, Trust Assets will be distributed to all Class C-4 Creditors as required by the Plan. Thus, common shareholders will not benefit from any proceeds received on the notes assigned to the litigation trust. In fact, shareholders may be negatively impacted because any payments distributed to Class C-4 Creditors from the trust will require an associated payment due the CDR's from the Company.

      Costs and Expenses

     Changes in total costs and expenses for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 were as follows:

                                 Three months ended
                                    December 31,           Percent
                                 ------      ------       Increase
                                   2004        2003      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Leasing                          $    -      $    5          (100%)       The company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..............................................................................................................
Sales                                 1          17           (94%)       Asset sales prior to
                                                                          September 30, 2004 results in
                                                                          little remaining equipment to
                                                                          be sold.
..............................................................................................................
Selling, general and administrative   6           6             -%        First quarter fiscal 2004 selling,
                                                                          general and administrative costs
                                                                          were $10 million, including approximately
                                                                          $4 million included in discontinued
                                                                          operations. No selling, general and
                                                                          administrative expenses are included
                                                                          in discontinued operations in fiscal
                                                                          2005.
..............................................................................................................
Contingent distribution rights        3           -           100%        See "Critical Accounting Policies."
..............................................................................................................
Bad debt expense                     (2)         (5)          (60%)       Fiscal 2005 represents primarily
                                                                          collections and recoveries.
..............................................................................................................
                                 ------      ------      ---------
                                 $    8      $   23           (65%)
                                 ======      ======      =========

         Income Taxes

     The Company recorded an income tax benefit of approximately $3 million for the three months ended December 31, 2003 as a result of the utilization of the Company's deferred tax assets.

         Net Earnings (Loss) from Continuing Operations

     Net earnings from continuing operations were $9 million for the three months ended December 31, 2004, or $2.20 per share-diluted, compared to net earnings from continuing operations of $26 million for the three months ended December 31, 2003, or $6.16 per share-diluted.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the three months ended December 31, 2004 compared to a net loss from discontinued operations of $12 million, or $2.87 per share-diluted, for the three months ended December 31, 2003.

     o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenue and expenses were nominal for the three months ended December 31, 2004. Revenue was $7 million during the three months ended December 31, 2003. Costs and expenses for US Leasing were $14 million during the three months ended December 31, 2003. The net loss for US Leasing was $7 million for the three months ended December 31, 2003.

     o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Revenue and expenses were nominal for the three months ended December 31, 2004. During the three months ended December 31, 2003, the Company recorded a $6 million charge against the note receivable balance due from the sale. Net loss was $6 million for the three months ended December 31, 2003.

     o International Leasing: On October 18, 2002, the Company announced that it had sold to Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy court on April 18, 2002. Revenue and expenses were nominal for the three months ended December 31, 2004. During the three months ended December 31, 2003, revenues were $1 million. The revenues related to foreign exchange gains and were noncash.

         Net Earnings (Loss)

     Net earnings were $9 million, or $2.24 per share-diluted, for the three months ended December 31, 2004 compared to net earnings of $14 million, or $3.29 per share-diluted, for the three months ended December 31, 2003.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that could be expected to have a material current or future effect upon the Company's financial condition or results of operations.

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

     At December 31, 2004, the Company had unrestricted cash and cash equivalents of approximately $145 million, a decrease of approximately $12 million compared to September 30, 2004. Net cash used by operating activities for the three months ended December 31, 2004 was $9 million. The primary use of cash in the three months ended December 31, 2004 was a payment to CDR holders.

     The Company's operating activities during the three months ended December 31, 2004 were funded by cash on hand and by cash flows from operations. During the three months ended December 31, 2004, the Company received approximately $2 million in the final payment with respect to the participation interest in certain Agere lease payments, approximately $2 million from Windspeed as a result of the sale of equity securities and approximately $2 million from recoveries on accounts that had been previously written off. The Company's cash expenditures are primarily operating expenses (principally professional services and compensation), dividends and payments to CDR holders.

     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

     See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors."

         Dividends

     There were no dividend distributions to stockholders in the three months ended December 31, 2004. Consistent with past practices, Comdisco intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock."

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     On December 10, 2004, the Company distributed a cash payment of $.09820 per contingent distribution right (an aggregate distribution of approximately $15 million) to CDR holders of record on November 30, 2004.

     Gross cash distributions (including the redemption of its Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $3.986 billion through November 15, 2004. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

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

     See Critical Accounting Policies for a further discussion of CDRs and the methodology for estimating the CDR liability and the potential impact of the resolution of Disputed Claims on liquidity. See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions, Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights, Impact of Reconsideration and/or Allowance of Newly Filed Claims, Late Filed Claims or Previously Disallowed Claims and Limited Public Market for Contingent Distribution Rights."

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

     The Company's post-bankruptcy business plan is limited to an orderly run-off or sale of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business plan. This business plan is based on numerous assumptions including the anticipated future performance of the Company in running off its operations, the time frame for the run-off, general business and economic conditions, and other matters, many of which are beyond the control of the Company and some of which may not materialize. As a result, the Company's ability to effectively complete this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of this Report may affect the actual financial results of the Company's operations.

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

         The Company's Liquidity is Dependent on a Number of Factors

     The Company's liquidity generally depends on cash on hand and cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of equity securities, global economic and political conditions, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as 73 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 31 percent of the estimated amount is in two companies.

         Company Exposed to Asset Concentration Risk

     The Company's assets are concentrated in certain obligors and asset managers. A subsidiary of VarTec Telecom Inc. ("VarTec") owes the Company $2.7 million in payments through December 2005. VarTec filed for Chapter 11 bankruptcy protection in November 2004. In addition, the ongoing management and liquidation of the Company's warrant and equity investment portfolio, with a net book value of approximately $14 million at December 31, 2004, is handled by Windspeed Acquisition Fund GP, LLC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At December 31, 2004, the Company held securities of four publicly-traded companies: Blue Nile, Inc., Cytokinetics, Inc., Theravance, Inc., and Volterra Semiconductor Corporation. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

     The  Company  has  equity  investments  in  private  companies   consisting
primarily of small investments in private companies that are all non-quoted securities. Common stock and preferred stock investments are carried at the lower of cost or estimated fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value.

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

Item 4.      Controls and Procedures

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

         Change in Internal Controls

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a class action filed against former members of the Board of Directors of Comdisco, Inc.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

     The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

     In November 2004, in connection with the settlement of the Ventures compensation dispute, the Company received from the Disputed Claims Reserve 31,681 shares of Common Stock which were placed in treasury stock.

     In December 2004, in connection with the settlement of the SIP Guaranty Claim, the Company received from the Disputed Claims Reserve 129,788 shares of Common Stock which were placed in treasury stock. The shares were in partial payment of a pre-bankruptcy receivable of Comdisco set-off by the claimant against amounts due to the claimant under the SIP Guaranty.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.      OTHER INFORMATION

                  None

ITEM 6.      EXHIBITS

{a} Exhibits

Exhibit No.      Description of Exhibit
-----------      ----------------------

    3.1 Certificate of Incorporation of Registrant dated August 8, 2002 and as Amended August 12, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report of Form 10-K dated September 30, 2004, as filed with the Commission on December 14, 2004, File No. 0-49968).

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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: February 3, 2005             By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)