Form 10-Q
period 2005-03-31
COMDISCO HOLDING CO INC
filed 2005-05-09
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2005

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,034,353 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on April 30, 2005.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION........................................... 3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three and six months ended
   March 31, 2005 and 2004 (Unaudited)....................................... 4

   Consolidated Balance Sheets -- March 31, 2005 (Unaudited) and
   September 30, 2004 (Audited) ............................................. 5

   Consolidated Statements of Cash Flows -- Six months ended
   March 31, 2005 and 2004 (Unaudited)....................................... 6

   Notes to Consolidated Financial Statements (Unaudited).................... 8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 25

  Item 4.   Controls and Procedures......................................... 26

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 26

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 26

  Item 3.   Defaults Upon Senior Securities................................. 26

  Item 4.   Submission of Matters to a Vote of Security Holders............. 26

  Item 5.   Other Information............................................... 26

  Item 6.   Exhibits ....................................................... 27

SIGNATURES.................................................................. 28

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)

                                                           Three months ended   Six months ended
                                                                 March  31,         March 31,
                                                              ------  ------    ------    ------
                                                                2005    2004      2005      2004
                                                              ------  ------    ------    ------
Revenue
Leasing
     Operating                                                 $   1  $    5    $    1    $   12
     Direct financing                                              -       -         -         1
     Sales-type                                                    -       -         -         1
                                                              ------  ------    ------    ------
        Total leasing                                              1       5         1        14

Sales                                                              -       4         2        25
Technology services                                                -       -         -         1
Agere lease participation payment                                  -      17         2        24
SIP recovery                                                       -       -         6         -
Sale of properties                                                 -       3         -         5
Sale of equity holdings                                            7       7        10         8
Interest income                                                    1       -         2         1
Other                                                              -       -         4         2
                                                              ------  ------    ------    ------
        Total revenue                                              9      36        27        80
                                                              ------  ------    ------    ------
Costs and expenses
Leasing
     Operating                                                     -       2         -         6
     Sales-type                                                    -       -         -         1
                                                              ------  ------    ------    ------
        Total leasing                                              -       2         -         7

Sales                                                              -       -         1        17
Technology services                                                -       -         -         1
Selling, general and administrative                                3      14         9        19
Contingent distribution rights                                     6       1         9         1
Write-down of equity securities                                    -       -         -         -
Bad debt expense                                                   -      (3)       (2)       (8)
Interest                                                           -       -         -         -
                                                              ------  ------    ------    ------
     Total costs and expenses                                      9      14        17        37
                                                              ------  ------    ------    ------
Earnings from continuing operations before income
  tax  benefit                                                     -      22        10        43
Income tax  benefit                                               11       4        11         8
                                                              ------  ------    ------    ------
Earnings from continuing operations                               11      26        21        51
Loss from discontinued operations, net of
tax                                                                1       8         1        19
                                                              ------  ------    ------    ------
Net earnings                                                  $   10  $   18    $   20    $   32
                                                              ======  ======    ======    ======







Basic earnings per common share:

  Earnings from continuing operations                         $ 2.77  $ 6.00    $ 4.95    $12.16
  Loss from discontinued operations                             0.18    1.80      0.13      4.67
                                                              ------  ------    ------    ------
  Net earnings                                                $ 2.59  $ 4.20    $ 4.82    $ 7.49
                                                              ======  ======    ======    ======
Diluted earnings per common share:

  Earnings from continuing operations                         $ 2.77  $ 6.00    $ 4.95    $12.16
  Loss from discontinued operations                             0.18    1.80      0.13      4.67
                                                              ------  ------    ------    ------
  Net earnings                                                $ 2.59  $ 4.20    $ 4.82    $ 7.49
                                                              ======  ======    ======    ======
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                   March 31,    September 30,
                                                     2005              2004
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $  86             $ 157
Cash - legally restricted .......................       4                10
Receivables, net ................................       3                 4
Inventory of equipment ..........................       1                 1
Leased assets:
  Direct financing and sales-type ...............       -                 1
  Operating (net of accumulated depreciation) ...       -                 2
                                                    -----             -----
    Net leased assets ...........................       -                 3
Equity securities ...............................       7                14
Income tax receivable............................      12                 1
Assets of discontinued operations ...............       1                 5
Other assets ....................................       3                 4
                                                    -----             -----
                                                    $ 117             $ 199
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   1             $   2
Income taxes ....................................       8                 7
Liabilities related to assets of
 discontinued operations ........................       1                 1
Deferred income .................................       -                 2
Other liabilities:
  Accrued compensation ..........................       4                12
  Contingent distribution rights ................      41                70
  Other .........................................       -                 2
                                                    -----             -----
   Total other liabilities ......................      45                84
                                                    -----             -----
                                                       55                96
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares;
   4,034,353 shares outstanding at
   March 31, 2005 (4,196,022 at
   September 30, 2004) ..........................       -                 -
  Additional paid-in capital ....................      60               109
  Accumulated other comprehensive income ........       6                10
  Retained  earnings (deficit)...................       -               (16)
  Common stock held in treasury, at cost; 165,647
   shares at March 31, 2005 and 3,978 at
   September 30, 2004 ...........................      (4)                -
                                                    -----             -----
      Total stockholders' equity ................      62               103
                                                    -----             -----
                                                    $ 117             $ 199
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the six months ended March 31, 2005 and 2004
                                                                 2005     2004
                                                                -----    -----
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $   1    $  29
   Sales of equipment .......................................       2       26
   Note receivable receipts .................................       -        1
   Equity and warrant proceeds ..............................      12        8
   Other revenue ............................................       9       31
   Collections and recoveries ...............................       3        6
   Selling, general and administrative expenses .............     (14)     (46)
   Contingent distribution rights payments ..................     (37)     (11)
   Income taxes .............................................       -       22
                                                                -----    -----
     Net cash provided (used) by continuing operations ......     (24)      66
     Net cash provided by discontinued operations ...........       2       59
                                                                -----    -----
     Net cash provided (used) by operating activities .......     (22)     125
                                                                -----    -----

Cash flows from investing activities:
   Equipment purchased for leasing ..........................       -       (1)
   Equipment purchased for leasing by discontinued operations       -       (1)
   Other ....................................................       -       (1)
                                                                -----    -----
     Net cash used in investing activities ..................       -       (3)
                                                                -----    -----
Cash flows from financing activities:
   Cash used by discontinued operations .....................       -       (4)
   Common stock purchased and placed in treasury ............      (4)       -
   Dividends paid on Common Stock ...........................     (53)     (50)
   Decrease in legally restricted cash ......................       6       13
   Other ....................................................       2       (1)
                                                                -----    -----
     Net cash used in financing activities ..................     (49)     (42)
                                                                -----    -----

Net increase (decrease) in cash and cash equivalents ........     (71)      80
Cash and cash equivalents at beginning of period ............     157       97
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $  86    $ 177
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the six months ended March 31, 2005 and 2004

                                                            2005    2004
                                                            ----    ----
Reconciliation of earnings from continuing operations to net cash provided by operating activities:

Earnings from continuing operations ..................      $ 21    $ 51

Adjustments to reconcile earnings continuing from
  operations  to  net  cash provided by operating
  activities
    Leasing costs, primarily depreciation and
     amortization ....................................         -       7
    Leasing revenue, primarily principal portion
     of direct financing and sales-type lease rentals          -      15
    Cost of sales ....................................         1      16
    Technology services costs, primarily
       depreciation and amortization .................         -       1
    Equity and Warrant portfolio carrying value ......         2       -
    Income taxes .....................................       (11)     15
    Selling, general, and administrative expenses ....        (4)    (31)
    Contingent distribution rights ...................       (28)      2
    SIP receivable ...................................        (5)      -
    Other, net .......................................         -     (10)
                                                            ----    ----
      Net cash provided (used) by continuing operations      (24)     66
      Net cash provided by discontinued operations             2      59
                                                            ----    ----
      Net cash provided (used) by operating activities      $(22)   $125
                                                            ====    ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           March 31, 2005 and 2004

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

     On August 12, 2004, Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases. Mr. Thornton serves as Director, Chief Executive Officer, and President of the Company.

2.        Basis of Presentation

     In this quarterly report on Form 10-Q, references to "the Company," "Comdisco Holding," "we," "us" and "our" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.), the former Comdisco Global Holding Company, Inc., the former Comdisco Domestic Holding Company, Inc. and its predecessors, except in each case where the context indicates otherwise. References to "Comdisco, Inc." mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

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

4.        Receivables

     Receivables include the following as of March 31, 2005 and September 30, 2004 (in millions):

                                               March 31,     September 30,
                                                2005              2004
                                           -------------     ------------
Notes                                      $           1     $          2
Accounts                                               1                1
Other                                                  1                2
                                           -------------     ------------
Total receivables                                      3                5
Allowance for credit losses                            -               (1)
                                           -------------     ------------
Total                                      $           3     $          4
                                           =============     ============

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

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in other revenue in the consolidated statements of earnings.

        Marketable equity securities:

    The  Company's  available-for-sale  security  holdings  were as follows
                                          Gross         Gross
                                     unrealized    unrealized      Market
(in millions):                Cost        gains        losses       value
                              ----   ----------    ----------      ------
September 30, 2004            $  1   $        8    $        -      $    9
December 31, 2004             $  1   $        8    $        -      $    9
March 31, 2005                $  -   $        3    $        -      $    3

     The Company received approximately $4 million in proceeds relating to available-for-sale security holdings during the three month period ended March 31, 2005. Also, available-for-sale securities experienced a market value decline of approximately $2 million. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At March 31, 2005, ninety-nine percent of the Company's marketable securities were in three publicly-traded companies:
Cytokinetics, Inc., Theravance, Inc. and Volterra Semiconductor Corporation. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term.

     The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

     Equity investments in private companies:

     The Company's policy for equity investments in privately held companies, which are non-quoted investments, is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies was approximately $4 million at March 31, 2005.

6.        Income tax receivable

     The Company expects to receive income tax refunds of approximately $6 million relating to its Canadian subsidiary, $5 million relating to its United Kingdom subsidiary and, $1 million relating to its Mexican subsidiary. The Canadian receivable was collected in April 2005 and the refund relates to a successful appeal of Canadian federal tax matters for fiscal periods prior to 2001. The United Kingdom receivable is associated with tax returns filed with Inland Revenue in February 2005 utilizing loss carryback provisions. The expected refunds relating to the Canadian and United Kingdon subsidiaries resulted in an income tax benefit for the quarter ended March 31, 2005.


7.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of March 31, 2005, the Company had 4,034,353 shares of Common Stock outstanding and 165,647 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated     Retained    Common
                                    Common       paid-in     other compre-   earnings    stock in
                                     stock       capital     hensive income  (deficit)   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2004     $         -  $      109   $            10   $    (16)  $       -   $    103

Net income                                                                          20                     20
Translation adjustment                                                    1                                 1
Change in unrealized gain                                                (5)                               (5)
                                                                                                     --------
   Total comprehensive income                                                                              16

Liquidating dividend                                  (49)                          (4)                   (53)
Common Stock placed in treasury                                                                 (4)        (4)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at March 31, 2005         $         -  $       60   $             6  $       -   $      (4)  $     62
                                  ===========  ==========   ===============  =========   =========   ========


     Through March 31, 2005, in connection with the settlement of the previously reported Ventures compensation dispute, the Company received from the Disputed Claims Reserve 31,881 shares of Common Stock which were placed in treasury.

     As previously reported in December 2004, in connection with the settlement of the SIP Guaranty Claim, the Company received from the Disputed Claims Reserve 129,788 shares of Common Stock which were placed in treasury. The shares were in partial payment of a pre-bankruptcy receivable of Comdisco, Inc. set-off by one of the bank claimants against amounts due that claimant under the SIP Guaranty.

     Total comprehensive income (loss) consists of the following (in millions):


                                                            Three months             Six months
                                                         ended March 31,          ended March 31,
                                                       2005          2004       2005          2004
                                                       ----          ----       ----          ----
Foreign currency translation adjustments               $  -          $ (1)      $  1          $  -

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                     (2)            -          1            (2)
  Reclassification adjustment for gains
   included in earnings before income taxes              (4)           (7)        (6)           (8)
                                                       ----          ----       ----          ----
Net unrealized losses, before
   income taxes                                          (6)           (7)        (5)          (10)
Income taxes                                              -             -          -             -
                                                       ----          ----       ----          ----
Net unrealized losses                                    (6)           (7)        (5)          (10)
                                                       ----          ----       ----          ----
Other comprehensive loss                                 (6)           (8)        (4)          (10)
Net earnings                                             10            18         20            32
                                                       ----          ----       ----          ----
Total comprehensive income (loss)                      $  4          $ 10       $ 16          $ 22
                                                       ====          ====       ====          ====


8.       Other Financial Information

     Legally restricted cash is comprised of the following at March 31, 2005 and September 30, 2004 (in millions):

                                              March 31,      September 30,
                                                2005              2004
                                           -------------     ------------
Incentive compensation escrows             $           2     $          6
SIP Recovery                                           -                3
Held by Windspeed                                      2                1
                                           -------------     ------------
                                           $           4     $         10
                                           =============     ============

     Restricted cash held for the SIP participants who accepted relief under the Bankruptcy court approved plan was applied against their obligation in March 2005.

     Other assets consists of the following (in millions):

                                              March 31,      September 30,
                                                2005              2004
                                           -------------     ------------
Deferred costs                             $           2     $          3
Other                                                  1                1
                                           -------------     ------------
                                           $           3     $          4
                                           =============     ============

     Other liabilities consists of the following (in millions):

                                             March 31,       September 30,
                                                2005              2004
                                           -------------     ------------

Accrued compensation                       $           4     $         12
CDRs                                                  41               70
Other:
  Taxes other than income                              -                1
  Other                                                -                1
                                          --------------    -------------
   Total Other                                         -                2
                                          --------------    -------------
                                          $           45    $          84
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans. The decrease in accrued compensation is associated with the reduced staffing levels and the SIP obligation settlement process associated with certain SIP participants who settled with the Company.

     The methodology supporting the CDR liability is discussed further in Critical Accounting Policies. The reduction in the CDR liability from September 30, 2004 to March 31, 2005 relates to two payments made during the six month period ending March 31, 2005 aggregating to $37 million offset by additional accruals. The specifics on the two payments are as follows:

                                                      Per   Aggregate
                                                      CDR      amount
(in millions except per CDR amount)                amount      paid
---------------------------------------       -----------  ----------
December 10, 2004                             $    0.0982  $       15
March 24, 2005                                     0.1456          22
---------------------------------------       -----------  ----------
Total payments since September 30, 2004       $    0.2438  $       37
                                              ===========  ==========


9.       Financial Information by Business Segment and Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                        Three months          Six Months
                                       ended March 31,       ended March 31,
                                       2005       2004      2005       2004
                                       ----       ----      ----       ----
North America                          $  9       $ 31      $ 26       $ 60
International (primarily Europe)          -          5         1         20
                                       ----       ----      ----       ----
Total                                  $  9       $ 36      $ 27       $ 80
                                       ====       ====      ====       ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                              March 31,     September 30,
                                                2005              2004
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  105   $ 85     $  191  $162
International (primarily Europe)               12      5          8     5
                                           ------   ----     ------  ----
Total                                      $  117   $ 90     $  199  $167
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

     The Company's revenues are generated primarily by the sale of equity securities, sales of equipment from inventory, off-lease sales, interest income on cash balances and, for the three and six months ended March 31, 2005, one-time events such as its participation interest in certain previously disclosed Agere lease payments, the SIP recovery and other settlements. Because of the Company's declining assets, revenue has declined significantly in the current year period compared to the year earlier period and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, selling, general and administrative expense (including legal costs associated with the administration and/or litigation of Disputed Claims in the bankruptcy estate of Comdisco, Inc.), and cost of equipment sold. As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

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

     The Company's assets at March 31, 2005 consist primarily of cash, equity securities, and receivables. The Company believes that its collections on leases in default, recoveries on accounts previously written off, and proceeds from the disposition of equity securities will likely provide future cash flows in excess of the current carrying value of these assets.

     Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts previously partially or fully written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. It is the Company's expectation that actual collections and recoveries will exceed the approximately $1.0 million other receivable amount reflected in the Company's financial statements as of March 31, 2005 (see Note 4 of Notes to Consolidated Financial Statements). The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in "Risk Factors Relating to the Company--Uncertainties in Collections and Recoveries."

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively, "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See "Critical Accounting Policies". It is the Company's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of March 31, 2005. The Company estimates that the realizable value at March 31, 2005 for its common stock, preferred stock and warrants in private companies was approximately $16 million , net of fees and sharing with Windspeed, .

     The following table summarizes the changes in the value of the Company's equity securities since September 30, 2004 (in millions):

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2004 estimated
       realizable value                            $       9     $      20
      Realized--net of fees                               (3)            -
      Increase in unrealized estimated value (3)           3             2
                                                   ---------     ---------
      December 31, 2004 estimated
       realizable value                                    9            22
      Realized--net of fees                               (4)           (5)
      Decrease in unrealized estimated value (3)          (2)           (1)
                                                   ---------     ---------
      March 31, 2005 estimated
       realizable value                            $       3     $      16
                                                   =========     =========
      (1) Carrying value of public companies for financial statements. See Note 5 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private companies for financial statements is cost, or approximately $4 million.
      (3) Net of fees and sharing with Windspeed.

     On March 16, 2005, Akamai Technologies, Inc. ("Akamai") announced its intent to acquire Speedera Networks, Inc. ("Speedera") in a stock-for-stock merger transaction. Speedera is held in the Company's equity investments in private companies portfolio at a nominal carrying value. Comdisco made a fair value estimate of its stake in Speedera at $2 million (see Note 5 for a discussion of the methodology for valuing privately held companies) prior to this announcement. Should the proposed transaction be completed, and subject to any purchase price adjustments, Comdisco could receive between 600-800 thousand shares of Akamai stock, and the associated value (based on a March 31, 2005 Akamai market value) could be significantly higher than the current fair value estimate. The Company's stake will be subject to staggered lock-up restrictions over an eighteen month period after closing.

     The Company's fair value estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. The Company's expectations are subject to the risk factors discussed in "Risk Factors Relating to the Company--Current Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities" and "Company Exposed to Asset Concentration Risk."

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

          Estimated Disputed Claims decreased from $204 million as of November 15, 2004 to $59 million as of March 31, 2005 due to the settlement between the Company and the bank group relating to its unconditional guaranty on the Shared Investment Plan ("SIP") and the release of the reserve relating to the previously disclosed Wells Fargo matter. Approximately $126 million of estimated Disputed Claims were allowed and paid to new claimholders and approximately $19 million of claims were disallowed resulting in the associated funds being redistributed to all unsecured creditors through a supplemental distribution. After the distribution on February 15, 2005, the remaining estimated Disputed Claims totaled approximately $59 million.

          Since the February 15, 2005 distribution, $40 million of the $59 million remaining estimated Disputed Claims have been allowed or disallowed in full or in part by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $19 million (down from $21 million as disclosed in our last quarterly filing primarily due to a summary judgement granted by the Bankruptcy court in the Company's favor relating to an approximately $2 million commission dispute) unresolved at the date of this filing. These $19 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $19 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $8 million.

          $40 million of the approximately $59 million of Approved Claims are expected to be ultimately disallowed. A portion of the $40 million estimated Disputed Claims are under appeal as of the date of this filing. Any appellate ruling adverse to the Company may materially reduce the CDR liability as of March 31, 2005 and could negatively impact future CDR distributions. If the $40 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $16 million.

     o Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in over two hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The management agreement includes substantially all of the Company's warrant and equity investment portfolio. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies will be provided by Windspeed. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies was approximately $4 million at March 31, 2005.

     o Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance. The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for taxes estimated to be receivable or payable in all jurisdictions. The accrued tax assets and liabilities resulting from tax expense recorded in previous periods have been evaluated by management in accordance with FASB No. 5, "Accounting for Contingencies." Accordingly, the ultimate amount received or paid may be more or less than the accrued tax assets or liabilities recorded within the financial statements due to a number of factors including the uncertainties surrounding the wind-up of operations in all the Company's tax jurisdictions.



     The above listing is not intended to be a comprehensive list of all the Company's accounting policies. Please refer to the Company's consolidated financial statements and notes thereto which contain the Company's significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Developments

     The resolution of income tax matters is critical to the timing of subsidiary dissolutions, and the eventual wind down of the Company. Two significant developments have occurred relating to income tax of two foreign subsidiaries.

          On April 13, 2005 Comdisco received approximately 7.4 million Canadian dollars (USD $6.1 million) from the Canada Customs and Revenue Agency as a result of a successful appeal of certain adjustments relating to periods prior to fiscal 2001. This amount was recognized as an income tax benefit in the financial statements for the quarter ended March 31, 2005.

          In February 2005, The Company's United Kingdom subsidiary filed its fiscal 2004 tax return, which resulted in an approximately GBP 2.5 million (USD $4.8 million) refund due the entity. The return took advantage of certain loss carryback provisions allowing the entity to realize deferred tax assets for which a valuation allowance previously existed. This amount was recognized as an income tax benefit in the financial statements for the quarter ended March 31, 2005.



     On March 16, 2005, Akamai Technologies, Inc. ("Akamai") announced its intent to acquire Speedera Networks, Inc. ("Speedera") in a stock-for-stock merger transaction. Speedera is held in the Company's equity investments in private companies portfolio at a nominal carrying value. Comdisco made a fair value estimate of its stake in Speedera at $2 million (see Note 5 for a discussion of the methodology for valuing privately held companies) prior to this announcement. Should the proposed transaction be completed, and subject to any purchase price adjustments, Comdisco could receive between 600-800 thousand shares of Akamai stock, and the associated value (based on a March 31, 2005 Akamai market value) could be significantly higher than the current fair value estimate. The Company's stake would be subject to staggered lock-up restrictions over an eighteen month period after closing.

     On March 2, 2005 the Company announced that its Board of Directors had declared a cash dividend of $13.00 per share on the outstanding shares of its Common Stock. The cash payment was made on March 24, 2005 to holders of record on March 14, 2005.

     On March 2, 2005 the Company announced that its Board of Directors had declared a payment to holders of CDR's of $0.1456 per right on the rights outstanding. The cash payment was made on March 24, 2005 to holders of record on March 14, 2005.

     On December  30,  2004, a lawsuit  styled as a class  action,  was filed by
David  Coons  in  the  United  States  District  Court,   Northern  District  of
California, against specific former members of the Board of Directors of Comdisco, Inc. in which he seeks class action status on behalf of himself and certain other former Comdisco employees who participated in the SIP. On March 18, 2005, Mr. Coons filed a First Amended Class Action Complaint in the same proceedings. The Company has referred the complaint to its insurance carriers. However, under the terms and provisions of Comdisco Inc.'s First Amended Joint Plan of Reorganization certain of the named defendants may be entitled to indemnification. If the insurance carriers do not provide for the defense of the complaint, then the Company may have to provide for the payment of legal fees and other expenses related to defending some of the defendants under the indemnification obligation.

Results of Operations

     Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the March 31, 2005 consolidated financial statements.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

     Revenue

     Changes in total revenue for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were as follows:

                                 Three months ended
                                       March 31,           Percent
                                 ------      ------       Increase
(in millions)                      2005        2004      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Leasing                          $    1      $    5           (80%)       The company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..........................................................................................................
Sales                                 -           4          (100%)       Nominal sales during the quarter.
..........................................................................................................
Agere lease participation payment     -          17          (100%)       Last payment received in
                                                                          November 2004.
..........................................................................................................
Sale of properties                    -           3          (100%)       Day care facility remains unsold
                                                                          as of March 31, 2005 (only
                                                                          remaining property).
..........................................................................................................
Sale of equity holdings               7           7             -%        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Interest income                       1           -            N/A        Interest earned on cash balances.

                                 ------      ------      ---------
...........................................................................................................
Total Revenue                    $    9      $   36           (75%)
                                 ======      ======      =========

     Costs and Expenses

     Changes in total costs and expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were as follows:

                                 Three months ended
                                       March 31,           Percent
                                 ------      ------       Increase
(in millions)                      2005        2004      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Leasing                          $    -      $    2          (100%)       The company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..............................................................................................................
Selling, general and administrative   3          14           (79%)       SG&A  has decreased in line with reduced
                                                                          staffing levels.
..............................................................................................................
Contingent distribution rights        6           1           500%        See "Critical Accounting Policies."
..............................................................................................................
Bad debt expense                      -          (3)         (100%)       Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total Costs and Expenses         $    9      $   14           (36%)
                                 ======      ======      =========

     Income tax benefit

     The Company recorded an income tax benefit of approximately $11 million and $4 million for the three months ended March 31, 2005 and March 31, 2004 respectively. $6 million of this benefit recorded in 2005 related to a successful appeal of Canadian federal tax matters. The remaining $5 million related to the filing of the 2004 tax return in the Company's United Kingdom subsidiary. The return took advantage of certain loss carryback provisions allowing the entity to realize deferred tax assets for which a valuation allowance previously existed. See recent developments for further discussion of these issues.

         Earnings from Continuing Operations

     Earnings from continuing operations were approximately $11 million, or $2.77 per basic and diluted share for the three months ended March 31, 2005, compared to earnings from continuing operations of approximately $26 million, or $6.00 per basic and diluted share for the three months ended March 31, 2004.

         Discontinued Operations

     Losses from discontinued operations were approximately $1 million, or $0.18 basic and diluted share for the three months ended March 31, 2005 compared to losses from discontinued operations of $8 million, or $1.80 per basic and diluted share, for the three months ended March 31, 2004.

     Revenues from discontinued operations for the three months ended March 31, 2005 were approximately $1 million relating to the release of an escrow held as part of the sale of Austrian assets. Costs from discontinued operations were approximately $2 million for additional reserves taken on the remaining exposure of Excel Management Services, Inc. (Excel), a subsidiary of VarTec Telecom Inc. (VarTec).

     The  following  is  summary   financial   information   for  the  Company's
discontinued operations for the three months ended March 31, 2005 and 2004:

                                  Three months ended                                      Three months ended
                                    March 31, 2005                                         March 31, 2004
                                              German                                                 German
                                    Inter-    Leasing                                      Inter-    Leasing
                            US      national  Sub-                                 US      national  Sub-
(in millions)             Leasing   Leasing   sidiary  Total                     Leasing   Leasing   sidiary  Total
                          -------   -------   -------  -----                     -------   -------   -------  -----
Revenue                   $     -   $     1   $     -  $   1                     $     2   $     -   $     1  $   3
                          =======   =======   =======  =====                     =======   =======   =======  =====

Earnings (loss) from
  discontinued
  operations:
  Before income taxes     $    (2)  $     1   $     -  $  (1)                    $    (7)  $     -   $    (1) $  (8)
  Income taxes                  -         -         -      -                           -         -         -      -
                          -------   -------   -------  -----                     -------   -------   -------  -----
  Earnings (loss)         $    (2)  $     1   $     -  $  (1)                    $    (7)  $     -   $    (1) $  (8)
                          =======   =======   =======  =====                     =======   =======   =======  =====

     o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenues were nominal for the three months ended March 31, 2005. Costs from discontinued operations were approximately $2 million relating to additional reserves taken due to the bankruptcy of Excel. Excel and its parent, VarTec, filed for bankruptcy protection in November 2004. In March 2005 the Company received information that the estimated recovery has been further impaired resulting in the additional reserves. The Company's remaining exposure to Excel after taking the reserves is less than three hundred thousand dollars.

     o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Revenue and expenses were nominal for the three months ended March 31, 2005.

     o International Leasing: On October 18, 2002, the Company announced that it had sold to Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy court on April 18, 2002. Revenues were approximately $1 million because of the release of an escrow relating to the sale to Computer Discount GmbH and expenses were nominal for the three months ended March 31, 2005.

         Net Earnings

     Net earnings were $10 million, or $2.59 per basic and diluted share, for the three months ended March 31, 2005 compared to net earnings of $18 million, or $4.20 per basic and diluted share, for the three months ended March 31, 2004.

Six  Months  Ended  March  31, 2005  Compared  to  the  Six  Months Ended
March 31, 2004

         Revenue

     Changes in total revenue for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 were as follows:

                                  Six months ended
                                       March 31,           Percent
                                 ------      ------       Increase
(in millions)                      2005        2004      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Leasing                          $    1      $   14           (93%)       The company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..........................................................................................................
Sales                                 2          25           (92%)       Sales down with shrinking portfolio.
..........................................................................................................
Technology services                   -           1          (100%)       Services business had no
                                                                          customers after December 31, 2003.
..........................................................................................................
Agere lease participation payment     2          24           (92%)       Last payment received in
                                                                          November 2004.
..........................................................................................................
SIP recovery from participants        6           -            N/A        Collection on notes assigned to
                                                                          the Company. See discussion
                                                                          below.
..........................................................................................................
Sale of properties                    -           5          (100%)       Day care facility remains unsold
                                                                          as of March 31, 2005 (only
                                                                          remaining property).
..........................................................................................................
Sale of equity holdings              10           8            25%        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Interest income                       2           1           100%        Interest earned on cash balances.
..........................................................................................................
Other:
Receipt of pre-bankruptcy receivable
set-off by claimant against amounts
due                                   3           -            N/A        Bankruptcy court approved as
                                                                          part of SIP Guaranty settlement.

Foreign exchange gain                 -           1          (100%)       Reduced scale of foreign operations.

Other                                 1           1             -
                                 ------      ------      ---------
        Total other revenue           4           2            33%
                                 ------      ------      ---------
...........................................................................................................
Total Revenue                    $   27      $   80           (66%)
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

     On December 22, 2004, Comdisco settled the Guaranty on the SIP Loans. As part of the settlement, the individual notes signed by the SIP participants were assigned to either the Company or the litigation trust. The notes assigned to the Company relate to individual SIP participants who settled with the Company prior to the settlement with the SIP Lenders. During the three months ended December 31, 2004, Comdisco recorded approximately $5 million of SIP recovery revenue consisting primarily of restricted cash formerly held by the Company and $1 million of receivable for the balance of the notes assigned to the Company.

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

         Costs and Expenses

     Changes in total costs and expenses for the six months ended March 31, 2005 compared to the six months ended March 31, 2004 were as follows:

                                   Six months ended
                                       March 31,           Percent
                                 ------      ------       Increase
(in millions)                      2005        2004      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Leasing                          $    -      $    7          (100%)       The company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..............................................................................................................
Sales                                 1          17           (94%)       Sales down with shrinking portfolio.
..............................................................................................................
Technology services                   -           1          (100%)       Services business had no
                                                                          customers after December 31, 2003.
..............................................................................................................
Selling, general and administrative   9          19           (53%)       Selling, general and administrative costs
                                                                          have decreased with the continued wind
                                                                          down of operations.
..............................................................................................................
Contingent distribution rights        9           1           800%        See "Critical Accounting Policies."
..............................................................................................................
Bad debt expense                     (2)         (8)         ( 75%)       Primarily collections and recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total Costs and Expenses         $   17      $   37           (54%)
                                 ======      ======      =========

         Income taxes benefit

     The Company recorded an income tax benefit of approximately $11 million and $8 million for the six months ended March 31, 2005 and March 31, 2004 respectively. $6 million of this benefit recorded in 2005 related to a successful appeal of Canadian federal tax matters. The remaining $5 million related to the filing of the 2004 tax return in the Company's United Kingdom subsidiary. The return took advantage of certain loss carryback provisions allowing the entity to realize deferred tax assets for which a valuation allowance previously existed. See recent developments for further discussion of these issues.

         Earnings from Continuing Operations

     Earnings from continuing operations were approximately $21 million or $4.95 per basic and diluted share for the six months ended March 31, 2005, compared to earnings from continuing operations of approximately $51 million, or $12.16 per basic and diluted share for the six months ended March 31, 2004.

         Discontinued Operations

     Losses from discontinued operations were approximately $1 million, or $0.13 per basic and diluted share for the six months ended March 31, 2005 compared to a losses from discontinued operations of $19 million, or $4.67 per basic and diluted share, for the six months ended March 31, 2004.


     Revenues from discontinued operations for the six months ended March 31, 2005 were $1 million. The following is summary financial information for the Company's discontinued operations for the six months ended March 31, 2005 and March 31, 2004 (in millions):

                                   Six months ended                                       Six months ended
                                    March 31, 2005                                         March 31, 2004
                                              German                                                 German
                                    Inter-    Leasing                                      Inter-    Leasing
                            US      national  Sub-                                 US      national  Sub-
                          Leasing   Leasing   sidiary  Total                     Leasing   Leasing   sidiary  Total
                          -------   -------   -------  -----                     -------   -------   -------  -----
Revenue                   $     -   $     1   $     -  $   1                     $     9   $     1   $     2  $  12
                          =======   =======   =======  =====                     =======   =======   =======  =====
Earnings (loss) from
  discontinued operations:
  Before income taxes     $    (2)  $     1   $     -  $  (1)                    $   (14)  $     1   $    (6) $ (19)
  Income taxes                  -         -         -      -                           -         -         -      -
                          -------   -------   -------  -----                     -------   -------   -------   -----
  Earnings (loss)         $    (2)  $     1   $     -  $  (1)                    $   (14)  $     1   $    (6) $ (19)
                          =======   =======   =======   =====                    =======   =======   =======   =====

     o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenues were nominal for the six months ended March 31, 2005. Expenses were approximately $2 million relating to additional reserves taken due to the bankruptcy of Excel. Excel and its parent, VarTec, filed for bankruptcy protection in November 2004. In March 2005 the Company received information that the estimated recovery has been further impaired resulting in the additional reserves. The Company's remaining exposure to Excel after taking the reserves is less than three hundred thousand dollars.

     o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich-based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Revenue and expenses were nominal for the six months ended March 31, 2005.

     o International Leasing: On October 18, 2002, the Company announced that it had sold to Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy court on April 18, 2002. Revenues were approximately $1 million because of the release of an escrow relating to the sale of Computer Discount GmbH and expenses were nominal for the six months ended March 31, 2005.

         Net Earnings

     Net earnings were approximately $20 million, or $4.82 per basic and diluted share, for the six months ended March 31, 2005 compared to net earnings of approximately $32 million, or $7.49 per basic and diluted share, for the six months ended March 31, 2004.

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

     At March 31, 2005, the Company had unrestricted cash and cash equivalents of approximately $86 million, a decrease of approximately $71 million compared to approximately $157 million at September 30, 2004. The primary use of cash in the six months ended March 31, 2005 was a dividend to shareholders of $53 million and two payments to CDR holders aggregating to $37 million.

     The Company's operating activities during the six months ended March 31, 2005 were funded by cash on hand. During the six months ended March 31, 2005, the Company received approximately $11 million from Windspeed as a result of the sale of equity securities, approximately $3 million from recoveries on accounts that had been previously written off, and approximately $2 million in the final payment with respect to the participation interest in certain Agere lease payments. The Company's cash expenditures are primarily operating expenses (principally professional services and compensation), dividends and payments to CDR holders.

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

     See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors."

         Dividends

     On March 2, 2005 the Company announced that its Board of Directors had declared a cash dividend of $13.00 per share on the outstanding shares of its Common Stock. The cash dividend was paid on March 24, 2005 to shareholders of record on March 14, 2005. Consistent with past practices, Comdisco intends to treat this and any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock."

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter. The table below provides a history of CDR payments:

                                                        Per       Aggregate
                                                        CDR        amount
(in millions except per CDR amount)                   amount        paid
---------------------------------------------       -----------  ----------

CDR payments made prior to September 30, 2004       $    0.2701  $       41

------------------------------------------          -----------  ----------
December 10, 2004                                        0.0982          15
March 24, 2005                                           0.1456          22
---------------------------------------             -----------  ----------
Total payments since September 30, 2004                  0.2438          37
------------------------------------------          -----------  ----------

Total CDR payments                                  $    0.5139  $       78
                                                    ===========  ==========

     Gross cash distributions (including the redemption of its Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.039 billion through March 24, 2005. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through March 24, 2005 of approximately $3.757 billion made to initially allowed claimholders equates to a present value of $3.592 billion. The associated percentage recovery was approximately 99 percent as of March 24, 2005.

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

     Costs and Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as 82 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 50 percent of the estimated amount is in three companies.

         Company Exposed to Asset Concentration Risk

     The majority of the Company's remaining assets to be monetized are concentrated in its warrant and equity investment portfolio, with a net book value of approximately $7 million at March 31, 2005. The ongoing management of the portfolio is handled by a third party management company, Windspeed Acquisition Fund GP, LLC.

         Impact of Interest Rates and Foreign Exchanges Rates

     Increases in interest rates would negatively impact the value of certain of the Company's assets and a strengthening of the US dollar would negatively impact the value of the Company's net foreign assets.

         Limited Public Market for Common Stock

     There is currently a limited public market for the Company's Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company's business performance, its limited business purpose, industry dynamics, news announcements or changes in general economic conditions.


         Limited Public Market for Contingent Distribution Rights

     There is currently a limited public market for the Company's Contingent Distribution Rights. Holders of the Company's Contingent Distribution Rights may, therefore, have difficulty selling their Contingent Distribution Rights, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any Contingent Distribution Rights which may be purchased may be sold without incurring a loss. Any such market price of the Contingent Distribution Rights may not necessarily bear any relationship to the Company's book value, assets, financial condition or any other established criteria of value, and may not be indicative of the market price for the Contingent Distribution Rights in the future. Further, the market price of the Contingent Distribution Rights may be volatile depending on a number of factors, including the status of the Company's business performance, industry dynamics, news announcements or changes in general economic conditions.


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

     At March 31, 2005, ninety-nine percent of the Company's marketable securities were in three publicly-traded companies: Cytokinetics, Inc., Theravance, Inc., and Volterra Semiconductor Corporation. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

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

         Change in Internal Controls

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

     Through February 2005, in connection with the settlement of the Ventures compensation dispute, the Company received from the Disputed Claims Reserve 31,881 shares of Common Stock which were placed in treasury stock.

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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: May 9, 2005             By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)