Form 10-Q
period 2005-06-30
COMDISCO HOLDING CO INC
filed 2005-08-05
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2005

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,034,353 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on July 31, 2005.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION........................................... 3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three and nine months ended
   June 30, 2005 and 2004 (Unaudited)........................................ 4

   Consolidated Balance Sheets -- June 30, 2005 (Unaudited) and
   September 30, 2004 (Audited) ............................................. 5

   Consolidated Statements of Cash Flows -- Nine months ended
   June 30, 2005 and 2004 (Unaudited)........................................ 6

   Notes to Consolidated Financial Statements (Unaudited).................... 8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 25

  Item 4.   Controls and Procedures......................................... 25

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

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 26

  Item 3.   Defaults Upon Senior Securities................................. 26

  Item 4.   Submission of Matters to a Vote of Security Holders............. 26

  Item 5.   Other Information............................................... 26

  Item 6.   Exhibits ....................................................... 26

SIGNATURES.................................................................. 27

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)

                                                           Three months ended   Nine months ended
                                                                 June  30,         June 30,
                                                              ------  ------    ------    ------
                                                                2005    2004      2005      2004
                                                              ------  ------    ------    ------
Revenue
Leasing
     Operating                                                 $   -  $    1    $    1    $   13
     Direct financing                                              -       -         -         1
     Sales-type                                                    -       -         -         1
                                                              ------  ------    ------    ------
        Total leasing                                              -       1         1        15

Sales                                                              1      17         3        43
Agere lease participation payment                                  -       1         2        25
SIP recovery                                                       -       -         6         -
Sale of properties                                                 -       -         -         5
Realized gain on sale of equity holdings                           5       1        15         9
Interest income                                                    1       1         2         -
Other                                                              -       -         5         4
                                                              ------  ------    ------    ------
        Total revenue                                              7      21        34       101
                                                              ------  ------    ------    ------
Costs and expenses
Leasing
     Operating                                                     -       1         -         7
     Sales-type                                                    -       -         -         1
                                                              ------  ------    ------    ------
        Total leasing                                              -       1         -         8

Sales                                                              1      16         3        34
Selling, general and administrative                                6       6        15        25
Contingent distribution rights                                     5       3        14         4
Write-down of equity securities                                    -       1         -         1
Bad debt expense                                                  (3)     (2)       (5)      (10)
Interest                                                           -       -         -         -
                                                              ------  ------    ------    ------
     Total costs and expenses                                      9      25        27        62
                                                              ------  ------    ------    ------
Earnings (loss) from continuing operations before income
  taxes  benefit                                                  (2)     (4)        7        39
Income taxes  benefit                                              6       2        17        10
                                                              ------  ------    ------    ------
Earnings from continuing operations                                4      (2)       24        49
Earnings (loss) from discontinued operations, net of
tax                                                                3      10         3        (9)
                                                              ------  ------    ------    ------
Net earnings                                                  $    7  $    8    $   27    $   40
                                                              ======  ======    ======    ======







Basic earnings (loss) per common share:

  Earnings (loss) from continuing operations                  $ 1.00  $(0.41)   $ 5.98    $11.75
  Earnings (loss) from discontinued operations                  0.85    2.29      0.70     (2.38)
                                                              ------  ------    ------    ------
  Net earnings                                                $ 1.85  $ 1.88    $ 6.68    $ 9.37
                                                              ======  ======    ======    ======
Diluted earnings (loss) per common share:

  Earnings (loss) from continuing operations                  $ 1.00  $(0.41)   $ 5.98    $11.75
  Earnings (loss) from discontinued operations                  0.85    2.29      0.70     (2.38)
                                                              ------  ------    ------    ------
  Net earnings                                                $ 1.85  $ 1.88    $ 6.68    $ 9.37
                                                              ======  ======    ======    ======
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                   June 30,    September 30,
                                                     2005              2004
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $  96             $ 157
Cash - legally restricted .......................       8                10
Receivables, net ................................       2                 4
Receivables for securities sold .................       3                 -
Inventory of equipment ..........................       -                 1
Leased assets:
  Direct financing and sales-type ...............       -                 1
  Operating (net of accumulated depreciation) ...       -                 2
                                                    -----             -----
    Net leased assets ...........................       -                 3
Equity securities ...............................       9                14
Income taxes receivable..........................       6                 1
Assets of discontinued operations ...............       1                 5
Other assets ....................................       3                 4
                                                    -----             -----
                                                    $ 128             $ 199
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   3             $   2
Income taxes ....................................       1                 7
Liabilities related to assets of
 discontinued operations ........................       -                 1
Deferred income .................................       -                 2
Other liabilities:
  Accrued compensation ..........................       4                12
  Contingent distribution rights ................      46                70
  Other .........................................       2                 2
                                                    -----             -----
   Total other liabilities ......................      52                84
                                                    -----             -----
                                                       56                96
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares;
   4,034,353 shares outstanding at
   June 30, 2005 (4,196,022 at
   September 30, 2004) ..........................       -                 -
  Additional paid-in capital ....................      60               109
  Accumulated other comprehensive income ........       9                10
  Retained  earnings (deficit).................         7               (16)
  Common stock held in treasury, at cost; 165,647
   shares at June 30, 2005 and 3,978 at
   September 30, 2004 ...........................      (4)                -
                                                    -----             -----
      Total stockholders' equity ................      72               103
                                                    -----             -----
                                                    $ 128             $ 199
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the nine months ended June 30, 2005 and 2004
                                                                 2005     2004
                                                                -----    -----
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $   1    $  36
   Sales of equipment .......................................       2       41
   Note receivable receipts .................................       -        1
   Equity and warrant proceeds ..............................      18        9
   Agere lease participation payment                                2       25
   Other revenue ............................................       6       10
   Collections and recoveries ...............................       3        9
   Selling, general and administrative expenses .............     (16)     (67)
   Contingent distribution rights payments ..................     (37)     (23)
   Interest Income ..........................................       2        -
   Income taxes .............................................       6       23
                                                                -----    -----
     Net cash provided (used) by continuing operations ......     (13)      64
     Net cash provided by discontinued operations ...........       6       90
                                                                -----    -----
     Net cash provided (used) by operating activities .......     ( 7)     154
                                                                -----    -----

Cash flows from investing activities:
   Equipment purchased for leasing ..........................       -       (1)
   Equipment purchased for leasing by discontinued operations       -       (1)
   Other ....................................................       -        -
                                                                -----    -----
     Net cash used in investing activities ..................       -       (2)
                                                                -----    -----
Cash flows from financing activities:
   Cash used by discontinued operations .....................       -       (4)
   Common Stock purchased and placed in treasury ............      (4)       -
   Dividends paid on Common Stock ...........................     (53)     (99)
   Decrease in legally restricted cash ......................       2       23
   Other ....................................................       1        -
                                                                -----    -----
     Net cash used in financing activities ..................     (54)     (80)
                                                                -----    -----

Net increase (decrease) in cash and cash equivalents ........     (61)      72
Cash and cash equivalents at beginning of period ............     157       97
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $  96    $ 169
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the nine months ended June 30, 2005 and 2004

                                                            2005    2004
                                                            ----    ----
Reconciliation of earnings from continuing operations to net cash provided by operating activities:

Earnings from continuing operations ..................      $ 24    $ 49

Adjustments to reconcile earnings continuing from
  operations  to  net  cash provided by operating
  activities
    Leasing costs, primarily depreciation and
     amortization ....................................         -       8
    Leasing revenue, primarily principal portion
     of direct financing and sales-type lease rentals          -      20
    Cost of sales ....................................         1      33
    Equity and warrant portfolio carrying value ......         3       -
    Income taxes .....................................       (11)     12
    Selling, general, and administrative expenses ....        (3)    (41)
    Contingent distribution rights ...................       (22)    (19)
    SIP receivable ...................................        (5)      -
    Other, net .......................................         -       2
                                                            ----    ----
      Net cash provided (used) by continuing operations      (13)     64
      Net cash provided by discontinued operations             6      90
                                                            ----    ----
      Net cash provided (used) by operating activities      $( 7)   $154
                                                            ====    ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           June 30, 2005 and 2004

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

     On August 12, 2004, Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he performs the roles and responsibilities of the Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases. Mr. Thornton serves as the sole Director and sole Executive Officer. He is the Chief Executive Officer and President of the Company.

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

4.        Receivables

     Receivables include the following as of June 30, 2005 and September 30, 2004 (in millions):

                                              June 30,      September 30,
                                                2005              2004
                                           -------------     ------------
Notes                                      $           1     $          2
Accounts                                               1                1
Other                                                  -                2
                                           -------------     ------------
Total receivables                                      2                5
Allowance for credit losses                            -               (1)
                                           -------------     ------------
Total                                      $           2     $          4
                                           =============     ============

          Allowance

     The allowance for credit losses includes the Company's estimate of the amounts expected to be uncollectable on specific accounts. The Company's future periodic billing is expected to be immaterial going forward.

5.        Receivables  of securities  sold

     Receivables of securities sold relates to Comdisco's position in Neustar, Inc. ("Neustar") sold prior to June 30, 2005. The transaction settlement took place after the balance sheet date in July 2005.

     The Company received over 140,000 shares of Neustar in a settlement of an unrelated dispute earlier in fiscal 2005. On June 28, 2005 Neustar completed its initial public offering. The Company liquidated its position relating to ninety percent of its holdings in Neustar for approximately $3 million that was received once the transaction settled in July 2005. The remaining ten percent of the Company's holdings is subject to lock-up restrictions of less than one year. The stock may be extremely volatile over this time and is subject to the risk factors discussed in "Risk Factors Relating to the Company -- "Current Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company to Timely Realize on the Value of its Warrant and Equity Securities".


6.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees, and now that the Company has realized a specified amount, shares in the net receipts at various percentages.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in other revenue in the consolidated statements of earnings.

        Marketable equity securities:

    The Company's available-for-sale security holdings were as follows (in millions):
                                     Unrealized    Unrealized      Market
Amounts net of fees           Cost        gains        losses       value
                              ----   ----------    ----------      ------
September 30, 2004            $  1   $        8    $        -      $    9
December 31, 2004                1            8             -           9
March 31, 2005                   -            3             -           3
June 30, 2005                    -            5             -           5


     The market value of available-for-sale security holdings of $5 million at June 30, 2005 includes approximately $4 million related to the unliquidated Akamai Technologies, Inc. ("Akamai") position net of fees. The remaining market value primarily relates to holdings of Volterra Semiconductor Corporation, and two other positions net of fees.

     On March  16,  2005,  Akamai  announced  its  intent  to  acquire  Speedera
Networks, Inc. ("Speedera") in a stock-for-stock merger transaction. Speedera was held in the Company's equity investments in private companies portfolio at a nominal carrying value. The transaction closed in June 2005. Comdisco's position was valued at approximately $7 million at the time of the sale. Comdisco liquidated one-third of its position at closing for approximately $3 million, which was held in restricted cash at June 30, 2005. The remaining unrealized value at June 30, 2005 of approximately $4 million is subject to lock-up restrictions that expire in less than one year. In addition, Comdisco has an interest in additional Akamai shares held in escrow for more than one year. These shares are not included with the available-for-sale securities, but remain in private equity securities. These types of investments can be extremely volatile. Please see "Current Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company to Timely Realize on the Value of its Warrant and Equity Securities" Risk Factor disclosed in this Form 10-Q.

     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At June 30, 2005, ninety-nine percent of the Company's marketable securities were in five publicly-traded companies: Akamai, Cytokinetics, Inc., Neustar, Volterra Semiconductor Corporation and Xenoport, Inc. These holdings are subject to lock-up periods less than one year, which restrict the Company's ability to sell in the near term.

     The Company's restricted cash includes approximately $5 million in proceeds relating to available-for-sale security holdings sold during the three month period ended June 30, 2005. The proceeds included approximately $3 million liquidated in connection with the closing of the Akamai acquisition of Speedera.

     The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the applicable lock-up period utilizing various timing strategies which seek to maximize the return to the Company. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. The Company's expectations are subject to the risk factors discussed in "Risk Factors Relating to the Company--Current Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities" and "Company Exposed to Asset Concentration Risk."

     Equity investments in private companies:

     The Company's policy for equity investments in privately held companies, which are non-quoted investments, is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies was approximately $4 million at June 30, 2005.

7.        Income taxes receivable

     The Company expects to realize deferred tax assets in the United Kingdom for approximately $4 million, in Mexico for approximately $1 million and in Canada for approximately $1 million. The United Kingdom receivable is associated with tax returns filed with Inland Revenue earlier this calendar year, the receivable in Mexico relates to overpayments in 2002, and the Canadian receivable pertains to objections filed by the Company relating to 1992 through 2002 tax years.

8.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of June 30, 2005, the Company had 4,034,353 shares of Common Stock outstanding and 165,647 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated     Retained    Common
                                    Common       paid-in     other compre-   earnings    stock in
                                     stock       capital     hensive income  (deficit)   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2004     $         -  $      109   $            10   $   (16)  $       -   $    103

Net earnings                                                                       27                     27
Translation adjustment                                                    2                                2
Change in unrealized gain                                                (3)                              (3)
                                                                                                     --------
   Total comprehensive income                                                                             26

Liquidating dividend                                  (49)                         (4)                   (53)
Common Stock placed in treasury                                                                (4)        (4)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at June 30, 2005         $         -  $        60   $             9  $      7   $      (4)  $     72
                                  ===========  ==========   ===============  =========   =========   ========

     Through June 30, 2005, in connection with the settlement of the previously reported Ventures compensation dispute, the Company has received from the Disputed Claims Reserve 31,881 shares of Common Stock which were placed in treasury.

     As reported in December 2004, in connection with the settlement of the SIP Guaranty Claim, the Company received from the Disputed Claims Reserve 129,788 shares of Common Stock which were placed in treasury. The shares were in partial payment of a pre-bankruptcy receivable of Comdisco, Inc. set-off by one of the bank claimants against amounts due that claimant under the SIP Guaranty.

     Total comprehensive income (loss) consists of the following (in millions):


                                                            Three months             Nine months
                                                         ended June 30,          ended June 30,
                                                       2005          2004       2005          2004
                                                       ----          ----       ----          ----
Foreign currency translation adjustments               $  1          $ (1)      $  2          $ (1)

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                      7             7          8             5
  Reclassification adjustment for gains
   included in earnings before income taxes              (5)           (1)       (11)           (9)
                                                       ----          ----       ----          ----
Net unrealized income (losses), before
   income taxes                                           2             6         (3)           (4)
Income taxes                                              -             -          -             -
                                                       ----          ----       ----          ----
Net unrealized income (losses)                            2             6         (3)           (4)
                                                       ----          ----       ----          ----
Other comprehensive income (loss)                         3             5         (1)           (5)
Net earnings                                              7             8         27            40
                                                       ----          ----       ----          ----
Total comprehensive income (loss)                      $ 10          $ 13       $ 26          $ 35
                                                       ====          ====       ====          ====



9.       Other Financial Information

     Legally restricted cash is comprised of the following at June 30, 2005 and September 30, 2004 (in millions):

                                              June 30,       September 30,
                                                2005              2004
                                           -------------     ------------
Incentive compensation escrows             $           2     $          6
SIP recovery                                           -                3
Held by Windspeed                                      6                1
                                           -------------     ------------
                                           $           8     $         10
                                           =============     ============

     The decrease in the incentive compensation escrows relates to the continued reduction in employees and the resolution of the SIP matter for employees accepting relief.

     Restricted cash held for the SIP participants who accepted relief under the Bankruptcy court approved plan was applied against their obligation in March 2005.

     Windspeed made a $5 million distribution, net of escrows for management fees and potential follow-on investments for portfolio companies, to Comdisco in July 2005 relating to the liquidation of available-for-sale securities and private securities. (See Note 6 of Notes to Consolidated Financial Statements.)


     Other assets consist of the following (in millions):

                                              June 30,       September 30,
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
                                           =============     ============

     "Other" consists of an escrow set aside to fund certain legal fees on behalf of General Electric for a specific period of time. In July 2005, the entire escrow amount was returned to the Company.

     Other liabilities consists of the following (in millions):

                                              June 30,       September 30,
                                                2005              2004
                                           -------------     ------------

Accrued compensation                       $           4     $         12
CDRs                                                  46               70
Other:
  Taxes other than income                              1                1
  Other                                                1                1
                                          --------------    -------------
   Total Other                                         2                2
                                          --------------    -------------
                                          $           52    $          84
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans. The decrease in accrued compensation is associated with the reduced staffing levels and the SIP obligation settlement process relating to certain SIP participants who settled with the Company.

     The methodology supporting the CDR liability is discussed further in Critical Accounting Policies. The reduction in the CDR liability from September 30, 2004 to June 30, 2005 relates to two payments made during the period aggregating to $37 million offset by additional accruals of approximately $13 million. The specifics on the two payments are as follows:

                                                      Per   Aggregate
                                                      CDR      amount
(in millions except for CDR amount)                amount      paid
---------------------------------------       -----------  ----------
December 10, 2004                             $    0.0982  $       15
March 24, 2005                                     0.1456          22
---------------------------------------       -----------  ----------
Total payments since September 30, 2004       $    0.2438  $       37
                                              ===========  ==========



10.      Financial Information by Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                        Three months          Nine Months
                                       ended June 30,       ended June 30,
                                       2005       2004      2005       2004
                                       ----       ----      ----       ----
North America                          $  7       $ 11      $ 33       $ 71
International (primarily Europe)          -         10         1         30
                                       ----       ----      ----       ----
Total                                  $  7       $ 21      $ 34       $101
                                       ====       ====      ====       ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                              June 30,       September 30,
                                                2005              2004
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  120   $ 99     $  191  $162
International (primarily Europe)                8      5          8     5
                                           ------   ----     ------  ----
Total                                      $  128   $104     $  199  $167
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

     On August 12, 2004, Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he performs the roles and responsibilities of the Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases. Mr. Thornton serves as the sole Director and sole Executive Officer. He is the Chief Executive Officer and President of the Company.

     See "Risk Factors Relating to the Company--Uncertainties Relating to the Wind-down of Operations."

        Overview

     On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries voluntarily filed for bankruptcy.

     Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding Company, Inc. became the successor to Comdisco, Inc.

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

     The Company's revenues are generated primarily by the sale of equity securities, sales of equipment from inventory, off-lease sales, interest income on cash balances and, for the three and nine months ended June 30, 2005, one-time events such as its participation interest in certain previously disclosed Agere lease payments, the SIP recovery and other settlements. Because of the Company's declining assets, revenue has declined significantly in the current year period compared to the year earlier period and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, selling, general and administrative expense (including legal costs associated with the administration and/or litigation of Disputed Claims in the bankruptcy estate of Comdisco, Inc.), and cost of equipment sold. As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

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

     The Company's assets at June 30, 2005 consist primarily of cash, equity securities, and receivables. The Company believes that its collections on leases in default, recoveries on accounts previously written off, and proceeds from the disposition of equity securities will likely provide future cash flows in excess of the current carrying value of these assets.

     Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts previously partially or fully written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in "Risk Factors Relating to the Company--Uncertainties in Collections and Recoveries."

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively, "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See "Critical Accounting Policies". It is the Company's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of June 30, 2005. The Company estimates that the realizable value at June 30, 2005 for its common stock, preferred stock and warrants in private companies was approximately $17 million, net of fees and sharing with Windspeed.

     The following table summarizes the changes in the value of the Company's equity securities since September 30, 2004 (in millions):

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2004 estimated
       realizable value                            $       9     $      20
      Realized--net of fees                               (3)            -
      Increase in unrealized
       estimated value--net of fees                        3             2
                                                   ---------     ---------
      December 31, 2004 estimated
       realizable value                                    9            22
      Realized--net of fees                               (4)           (5)
      Decrease in unrealized
       estimated value--net of fees                       (2)           (1)
                                                   ---------     ---------
      March 31, 2005 estimated
       realizable value                            $       3     $      16
      Realized--net of fees                               (5)           (1)
      Increase in unrealized
       estimated value--net of fees                        7             2
                                                   ---------     ---------
      June 30, 2005 estimated
       realizable value                            $       5     $      17
                                                   =========     =========
      (1) Carrying value of public companies for financial statements. Any fees and sharing with Windspeed is separately accrued. See Note 5 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private companies for financial statements is cost, or approximately $4 million. Estimated realizable value is net of fees and sharing with Windspeed.

     The market value of available-for-sale security holdings of $5 million at June 30, 2005 includes approximately $4 million related to the unliquidated Akamai Technologies, Inc. ("Akamai") position net of fees. The remaining market value primarily relates to holdings of Volterra Semiconductor Corporation, and two other positions net of fees.

     On March  16,  2005,  Akamai  announced  its  intent  to  acquire  Speedera
Networks, Inc. ("Speedera") in a stock-for-stock merger transaction. Speedera was held in the Company's equity investments in private companies portfolio at a nominal carrying value. The transaction closed in June 2005. Comdisco's position was valued at approximately $7 million at the time of the sale. Comdisco liquidated one-third of its position at closing for approximately $3 million, which was held in restricted cash at June 30, 2005. The remaining unrealized value at June 30, 2005 of approximately $4 million is subject to lock-up restrictions that expire in less than one year. In addition, Comdisco has an interest in additional Akamai shares held in escrow for more than one year. These shares are not included with the available-for-sale securities, but remain in private equity securities. These types of investments can be extremely volatile. Please see "Current Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company to Timely Realize on the Value of its Warrant and Equity Securities" Risk Factor disclosed in this Form 10-Q.

     The Company's fair value estimate for private companies was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. The Company's expectations are subject to the risk factors discussed in "Risk Factors Relating to the Company--Current Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities" and "Company Exposed to Asset Concentration Risk."

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

          Estimated Disputed Claims are $59 million as of June 30, 2005. $40 million of the $59 million remaining estimated Disputed Claims have been allowed or disallowed in full or in part by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $19 million unresolved at the date of this filing. These $19 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $19 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $11 million.

          $40 million of the approximately $59 million of Approved Claims are expected to be ultimately disallowed. A portion of the $40 million estimated Disputed Claims are under appeal as of the date of this filing. Any appellate ruling adverse to the Company may materially reduce the CDR liability as of June 30, 2005 and could negatively impact future CDR distributions. If the $40 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $16 million.

          o Equity  Investments  In Private  Companies:  Equity  investments  in private companies consist primarily of small investments in approximately two hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The management agreement includes substantially all of the Company's warrant and equity investment portfolio. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies will be provided by Windspeed. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts
          carrying   value  when  market  and  customer   specific   events  and
          circumstances  indicate  that  such  assets  might  be  impaired.  All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies was approximately $4 million at June 30, 2005.

          o Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance. The Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for taxes estimated to be received or paid in all jurisdictions. The accrued tax liabilities resulting from tax expense recorded in previous periods have been evaluated by management in accordance with FASB No. 5, "Accounting for Contingencies." Accordingly, the ultimate amount refunded or paid may be more or less than the accrued tax receivables or liabilities recorded within the financial statements due to a number of factors including the uncertainties surrounding the wind-down of operations in all the Company's tax jurisdictions.

     The above listing is not intended to be a comprehensive list of all the Company's accounting policies. Please refer to the Company's consolidated financial statements and notes thereto which contain the Company's significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Developments

     On July 8, 2005, the Internal Revenue Service issued a determination letter to the Company with respect to the Comdisco Retirement Plan. The IRS determined that the Company's termination of the Retirement Plan on March 31, 2004 did not adversely affect its tax qualified status. The Company is now working with the trustee of the Retirement Plan to distribute the account balances held within the Plan (approximately $15 million) to the remaining Retirement Plan participants.

     On July 14, 2005, the United States District Court for the Northern District of Illinois, Eastern Division, entered an Order and Final Judgment approving the settlement of the Comdisco Securities Litigation. A Preliminary Approval Order had been issued on May 10, 2005, preliminarily certifying the Settlement Class for settlement purposes and, inter alia, directing that notices be mailed and published with respect to the settlement. The Settlement Class consists of persons who purchased Comdisco, Inc. stock between November 3, 1999 and October 3, 2000. No objections were filed to the settlement. The deadline for filing claims with respect to the $13.75 million Settlement Fund is September 12, 2005, and the Settlement Fund is being administered by The Garden City Group, Inc. The settlement will not have any impact on either the estate of Comdisco, Inc. or on Comdisco Holding Company, Inc., but may be of interest to former shareholders of Comdisco, Inc. who purchased shares during the Settlement Class period.

     On July 25, 2005, pursuant to a joint stipulation filed by the parties in the previously reported purported class action (Coons v. Pontikes et al, case number C 04 5518 CRB in the Northern District of California), the U.S District Court Judge entered an Order that transfers the case to the executive committee for the Northern District of Illinois. The case is a purported class action against certain former directors of Comdisco, Inc. filed on behalf of certain former Comdisco employees who participated in Comdisco's Shared Investment Plan (the "SIP").

Results of Operations

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the June 30, 2005 consolidated financial statements.

Three  Months  Ended  June 30, 2005  Compared  to  the  Three  Months Ended
June 30, 2004

     Revenue

     Changes in total revenue for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 were as follows:

                                 Three months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2005        2004      (decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Leasing                          $    -      $    1          (100%)       The Company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..........................................................................................................
Sales                                 1          17           (94%)       Nominal sales during the quarter.
                                                                          Remaining equipment for sale is
                                                                          insignificant.
..........................................................................................................
Agere lease participation payment     -           1          (100%)       Final payment received in
                                                                          November 2004.
..........................................................................................................
Realized gain on sale of
equity holdings                       5           1           400%        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Interest income                       1           1             -        Interest earned on cash balances.

                                 ------      ------      ---------
...........................................................................................................
Total revenue                    $    7      $   21          (67%)
                                 ======      ======      =========

     Costs and Expenses

     Changes in total costs and expenses for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 were as follows:

                                 Three months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2005        2004      (decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Leasing                          $    -      $    1          (100%)       The Company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..............................................................................................................
Sales                                 1          16          ( 94%)       Nominal sales during quarter.
                                                                          Remaining equipment for sale is
                                                                          insignificant.
..............................................................................................................
Selling, general and administrative   6           6             -         Compensation has reduced offset by
                                                                          professional fees
..............................................................................................................
Contingent distribution rights        5           3            67%        See "Critical Accounting Policies."
..............................................................................................................
Write down of privately held
securities                            -           1          (100%)
..............................................................................................................
Bad debt expense                     (3)         (2)           50%         Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total costs and expenses         $    9      $   25           (64%)
                                 ======      ======      =========

     Income taxes benefit

     The Company recorded an income tax benefit of approximately $6 million and $2 million for the three months ended June 30, 2005 and June 30, 2004 respectively. The 2005 benefit was a result of both the utilization of the Company's deferred tax assets and a change in the tax accrual as a result of recent tax developments. The tax benefit directly related to the Company's Canadian ($6 million) and German ($1 million) subsidiaries, and the overall benefit was reduced by an additional tax provision for its United Kingdom subsidiary ($1 million).

     Earnings from Continuing Operations

     Earnings from continuing operations were approximately $4 million, or $1.00 per basic and diluted share for the three months ended June 30, 2005, compared to a loss from continuing operations of approximately $2 million, or $0.41 per basic and diluted share for the three months ended June 30, 2004.

     Discontinued Operations

     Earnings from discontinued operations were approximately $3 million, or $0.85 per basic and diluted share for the three months ended June 30, 2005 compared to $10 million, or $2.29 per basic and diluted share, for the three months ended June 30, 2004.

     Revenues from discontinued operations for the three months ended June 30, 2005 were nominal. Costs from discontinued operations were approximately $(3) million relating to a recovery on the former US Leasing portfolio.

     The  following  is  summary   financial   information   for  the  Company's
discontinued operations for the three months ended June 30, 2005 and 2004:

                                  Three months ended                                      Three months ended
                                    June 30, 2005                                           June 30, 2004
                                              German                                                 German
                                    Inter-    Leasing                                      Inter-    Leasing
                            US      national  Sub-                                 US      national  Sub-
(in millions)             Leasing   Leasing   sidiary  Total                     Leasing   Leasing   sidiary  Total
                          -------   -------   -------  -----                     -------   -------   -------  -----
Revenue                   $     -   $     -   $     -  $   -                     $    21   $     -   $     -  $  21
                          =======   =======   =======  =====                     =======   =======   =======  =====

Earnings (loss) from
  discontinued
  operations:
  Before income taxes     $     3   $     -   $     -  $   3                     $    10   $     -   $     -  $  10
  Income taxes                  -         -         -      -                           -         -         -      -
                          -------   -------   -------  -----                     -------   -------   -------  -----
  Earnings (loss)         $     3   $     -   $     -  $   3                     $    10   $     -   $     -  $  10
                          =======   =======   =======  =====                     =======   =======   =======  =====

     o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenues were nominal and expenses were $(3) million for the three months ended June 30, 2005. The ($3) million was a recovery in a bankruptcy previously written-off to bad debt expense.

     o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Revenue and expenses were nominal for the three months ended June 30, 2005.

     o International Leasing: On October 18, 2002, the Company announced that it had sold to Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy court on April 18, 2002. Revenues and expenses were nominal for the three months ended June 30, 2005.

         Net Earnings

     Net earnings were $7 million, or $1.85 per basic and diluted share, for the three months ended June 30, 2005 compared to net earnings of $8 million, or $1.88 per basic and diluted share, for the three months ended June 30, 2004.


Nine  Months  Ended  June 30, 2005  Compared  to  the  Nine  Months Ended
June 30, 2004

         Revenue

     Changes in total revenue for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 were as follows:

                                  Nine months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2005        2004      (decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Leasing                          $    1      $   15           (93%)       The Company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..........................................................................................................
Sales                                 3          43           (93%)       Sales down with shrinking portfolio.
..........................................................................................................
Agere lease participation payment     2          25           (92%)       Final payment received in
                                                                          November 2004.
..........................................................................................................
SIP recovery from participants        6           -            N/A        Collection on notes assigned to
                                                                          the Company. See discussion
                                                                          below.
..........................................................................................................
Sale of properties                    -           5          (100%)       Day care facility remains unsold
                                                                          as of June 30, 2005 (only
                                                                          remaining property).
..........................................................................................................
Realized gain on sale of
equity holdings                      15           9            67%        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Interest income                       2           -            N/A        Interest earned on cash balances.
..........................................................................................................
Other:
Receipt of pre-bankruptcy receivable
set-off by claimant against amounts
due                                   3           -            N/A        Bankruptcy court approved as
                                                                          part of SIP Guaranty settlement.

Other                                 2           4           (50%)
                                 ------      ------      ---------
        Total other revenue           5           4             -
                                 ------      ------      ---------
...........................................................................................................
Total revenue                    $   34      $  101           (66%)
                                 ======      ======      =========

     In February 1998, pursuant to the SIP, senior managers of Comdisco, Inc. (the "SIP participants") took out full recourse, personal loans (the "SIP Loans") to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. Bankruptcy in the amount of $133 million ("SIP Guaranty Claim").

     On December 22, 2004, Comdisco settled the Guaranty on the SIP Loans. As part of the settlement, the individual notes signed by the SIP participants were assigned to either the Company or the litigation trust. The notes assigned to the Company relate to individual SIP participants who settled with the Company prior to the settlement with the SIP Lenders. During the three months ended December 31, 2004, Comdisco recorded approximately $5 million of SIP recovery revenue consisting primarily of restricted cash formerly held by the Company and $1 million of receivables for the balance of the notes assigned to the Company.

     All remaining notes were assigned to the litigation trust and are considered "Trust Assets" as defined in the Plan. Under the terms and conditions of the Trust Agreement, any funds received on Trust Assets will not be distributed to the Company. Rather, Trust Assets will be distributed to all Class C-4 Creditors as required by the Plan. Thus, common shareholders will not benefit from any proceeds received on the notes assigned to the litigation trust. In fact, shareholders may be negatively impacted because any payments distributed to Class C-4 Creditors from the trust will require an associated payment due the CDR's from the Company. The litigation trust files quarterly reports with the Bankruptcy court on the status of their collection efforts.

         Costs and Expenses

     Changes in total costs and expenses for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004 were as follows:

                                   Nine months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2005        2004      (decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Leasing                          $    -      $    8          (100%)       The Company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..............................................................................................................
Sales                                 3          34           (91%)       Sales down with shrinking portfolio.
..............................................................................................................
Selling, general and administrative  15          25           (40%)       Selling, general and administrative costs
                                                                          have decreased with the continued wind
                                                                          down of operations.
..............................................................................................................
Contingent distribution rights       14           4            250%       See "Critical Accounting Policies."

..............................................................................................................
Write down of privately held
securities                            -           1             -
..............................................................................................................
Bad debt expense                     (5)        (10)          (50%)       Primarily collections and recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total costs and expenses         $   27      $   62           (56%)
                                 ======      ======      =========

         Income taxes benefit

     The Company recorded an income tax benefit of approximately $17 million and $10 million for the nine months ended June 30, 2005 and June 30, 2004 respectively, as a result of both the utilization of the Company's deferred tax assets and a change in the tax accrual as a result of recent tax developments.

         Earnings from Continuing Operations

     Earnings from continuing operations were approximately $24 million or $5.98 per basic and diluted share for the nine months ended June 30, 2005, compared to earnings from continuing operations of approximately $49 million, or $11.75 per basic and diluted share for the nine months ended June 30, 2004.

         Discontinued Operations

     Earnings from discontinued operations were approximately $3 million, or $0.70 per basic and diluted share for the nine months ended June 30, 2005 compared to a loss from discontinued operations of $9 million, or $2.38 per basic and diluted share, for the nine months ended June 30, 2004.

     The  following  is  summary   financial   information   for  the  Company's
discontinued operations for the nine months ended June 30, 2005 and June 30, 2004 (in millions):

                                   Nine months ended                                       Nine months ended
                                    June 30, 2005                                            June 30, 2004
                                              German                                                 German
                                    Inter-    Leasing                                      Inter-    Leasing
                            US      national  Sub-                                 US      national  Sub-
                          Leasing   Leasing   sidiary  Total                     Leasing   Leasing   sidiary  Total
                          -------   -------   -------  -----                     -------   -------   -------  -----
Revenue                   $     -   $     1   $     -  $   1                     $    30   $     1   $     2  $  33
                          =======   =======   =======  =====                     =======   =======   =======  =====
Earnings (loss) from
  discontinued operations:
  Before income taxes     $     2  $      1   $     -  $   3                     $    (4)  $     1   $    (6) $  (9)
  Income taxes                  -         -         -      -                           -         -         -      -
                          -------   -------   -------  -----                     -------   -------   -------   -----
  Earnings (loss)         $     2  $      1   $     -  $   3                     $    (4)  $     1   $    (6) $  (9)
                          =======   =======   =======   =====                    =======   =======   =======   =====

     o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc. Revenues were nominal for the nine months ended June 30, 2005. Expenses were approximately $(2) million relating to recoveries from former US Leasing customers offset by additional reserves taken due to the bankruptcy of Excel. Excel and its parent, VarTec, filed for bankruptcy protection in November 2004.


     o German Leasing Subsidiary: On April 30, 2003, the Company announced that it had completed the sale of the stock of its German Leasing Subsidiary to Munich based Comprendium Investment (Deutschland) GmbH, which is owned by Comprendium Investment SA, a Swiss corporation. Revenue and expenses were nominal for the nine months ended June 30, 2005.

     o International Leasing: On October 18, 2002, the Company announced that it had sold to Comprendium Finance S.A., Computer Discount GmbH and the Company's French leasing subsidiaries, Comdisco France SA and Promodata SNC. The Company sold substantially all of its information technology assets in Australia and New Zealand to Allco pursuant to a sale approved by the Bankruptcy court on April 18, 2002. Revenues were approximately $1 million because of the release of an escrow relating to the sale of Computer Discount GmbH and expenses were nominal for the nine months ended June 30, 2005.

         Net Earnings

     Net earnings were approximately $27 million, or $6.68 per basic and diluted share, for the nine months ended June 30, 2005 compared to net earnings of approximately $40 million, or $9.37 per basic and diluted share, for the nine months ended June 30, 2004.

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

     At June 30, 2005, the Company had unrestricted cash and cash equivalents of approximately $96 million, a decrease of approximately $61 million compared to approximately $157 million at September 30, 2004. The primary use of cash in the nine months ended June 30, 2005 was a dividend to shareholders of $53 million and two payments to CDR holders aggregating to $37 million.

          The Company's operating activities during the nine months ended June 30, 2005 were funded by cash on hand and by cash flows from operations. During the nine months ended June 30, 2005, the Company received approximately $18 million from Windspeed ($5 million remains in restricted cash) as a result of the sale of equity securities, approximately $3 million from recoveries on accounts that had been previously written off, approximately $2 million from Agere, and approximately $6 million relating to various one time events. The Company's cash expenditures are primarily operating expenses (principally professional services and compensation), dividends and payments to CDR holders.

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

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock."

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter. The table below provides a history of CDR payments:

                                                        Per       Aggregate
                                                        CDR        amount
(in millions except for CDR amount)                   amount        paid
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
                                                    ===========  ==========

     Gross cash distributions (including the redemption of its Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.039 billion through the last distribution date, March 24, 2005. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

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

     The estimated fair market value of the Company's private equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as 82 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 54 percent of the estimated amount is in three companies.

         Company Exposed to Asset Concentration Risk

     The majority of the Company's remaining assets to be monetized are concentrated in its warrant and equity investment portfolio, with a net book value of approximately $9 million at June 30, 2005. The ongoing management of the portfolio is handled by a third party management company, Windspeed Acquisition Fund GP, LLC.

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

     At June 30, 2005, ninety-nine percent of the Company's marketable securities were in five publicly-traded companies: Akamai, Cytokinetics, Inc., Neustar, Volterra Semiconductor Corporation, and Xenoport, Inc. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

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

         Change in Internal Controls

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a class action filed against former members of the Board of Directors of Comdisco, Inc. and the settlement of the Comdisco Securities Litigation.

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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: August 5, 2005          By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)