Form 10-K
period 2005-09-30
COMDISCO HOLDING CO INC
filed 2005-12-14
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $20 million based on its closing price per share of $18.25 on March 31, 2005. On March 31, 2005, there were 4,034,353 shares of common stock outstanding. No officer or director beneficially held shares of the Company's Common Stock as of December 1, 2005. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Title of Each Class            Number of Shares Outstanding at December 1, 2005
--------------------            ------------------------------------------------
Common Stock, par value                                                4,034,353
$0.01 per share

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                         COMDISCO HOLDING COMPANY, INC.
                         2005 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                            PAGE

PART I


ITEM 1.  BUSINESS..............................................................3

ITEM 2.  PROPERTIES............................................................9

ITEM 3.  LEGAL PROCEEDINGS.....................................................9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9



PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....................10

ITEM 6.  SELECTED FINANCIAL DATA..............................................11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................13

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........25

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................48

ITEM 9A. CONTROLS AND PROCEDURES..............................................48

ITEM 9B. OTHER INFORMATION ...................................................48



PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................49

ITEM 11. EXECUTIVE COMPENSATION...............................................50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS .....................................52

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................53

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...............................53



PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES .............................55


SIGNATURES....................................................................57

                         2005 ANNUAL REPORT ON FORM 10-K

                                     PART I

Disclosure Regarding Forward-Looking Statements

     This Annual Report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission (the "SEC") and written and oral statements made by the Company's sole officer and director to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan (as defined below), cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

     Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.

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


ITEM 1.  BUSINESS

     THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE "PLAN") AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND DOWN CONTEMPLATED BY THE PLAN.

     Due to the Company's reorganization and implementation of fresh-start reporting, the consolidated financial statements for periods after July 31, 2002 are not comparable to those presented in prior filings with the SEC.

     In this report on Form 10-K, references to "the Company," "Comdisco Holding," "we," "us" and "our" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.), the former Comdisco Global Holding Company, Inc., the former Comdisco Domestic Holding Company, Inc. and its predecessors, except in each case where the context indicates otherwise. References to "Comdisco, Inc." mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

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

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. The Company expects total revenue and net cash provided by operating activities to continue to decrease until the wind down of its operations is completed; however, the Company cannot accurately predict the net amount to be realized, or the timing of such realization, from the continued monetization of its assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

     The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 1, 2005, the Company had a total of 7 employees, a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002.

     On August 12, 2004, Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton performs the roles and responsibilities of the Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases. Mr. Thornton serves as Chief Executive Officer, President and Secretary and is the sole director and executive officer of the Company.

         Reorganized Corporate History

     On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division (the "Bankruptcy court") (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under the Plan that became effective on August 12, 2002. Prior to the effective date of the Plan, Comdisco, Inc. formed Comdisco Holding Company, Inc., a Delaware corporation (the "Company" or "Comdisco Holding"). Comdisco, Inc. emerged as a wholly-owned subsidiary of Comdisco Holding. As a result, Comdisco Holding became the successor to Comdisco, Inc. A copy of the Plan for Comdisco, Inc., as well as other information related to distributions of cash and securities pursuant to the Plan, can be found in a Current Report on Form 8-K filed on August 9, 2002 with the SEC by Comdisco, Inc. A copy of the Plan was filed as an exhibit thereto.

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

     Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (dissolved on September 27, 2004), which managed the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc., which managed the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (renamed Comdisco Ventures Fund A LLC), which managed the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management, or CAM, group was responsible for the sale and run-off of certain corporate and leasing assets that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations were managed through Comdisco, Inc.

     Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism"); as a consequence, Prism became a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which was itself a direct wholly-owned subsidiary of Comdisco, Inc. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan. The Prism estates were closed by order of the Bankruptcy court on February 26, 2004.

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

     In very general terms, the Plan contemplated six different classes of claims against the Comdisco, Inc. bankruptcy estate:

     o "Class C-1" Claims. This class was comprised of secured claims against Comdisco, Inc.

     o "Class C-2" Claims. This class was comprised of certain priority claims against Comdisco, Inc., but did not include Administrative
          Claims or Priority Tax Claims (as each were defined in the Plan) although such claims had the same priority as Class C-2 Claims.

     o "Class C-3" Claims. This class was comprised of general unsecured convenience claims against Comdisco, Inc. that were $15,000 or less and claims in excess of $15,000, but whose holder elected to reduce his or her claims to $15,000 in the aggregate and have the reduced single claim reclassified as a general unsecured convenience claim.

     o "Class C-4" Claims. The largest class of claims against the Comdisco, Inc. bankruptcy estate, this class was comprised of general unsecured claims other than Class C-3 Claims and includes holders of Comdisco, Inc. notes, bonds, credit lines and other trade debt.

     o "Class C-5A" Claims. This class was comprised of equity claims, consisting of holders of shares of Comdisco, Inc. common stock and other "Interests" as defined in the Plan. All shares of common stock of Comdisco, Inc. were cancelled on August 12, 2002 in accordance with the Plan.

     o "Class C-5B" Claims. This class was comprised of subordinated claims against Comdisco, Inc.

     The Plan provided that holders of Allowed Class C-1 Claims, Allowed Class C-2 Claims, Administrative Claims and Priority Tax Claims were unimpaired. Class C-1 Claims primarily related to discounted lease rentals where the Company generated cash proceeds by selling the future rental payments for specific domestic lease contracts on a non-recourse basis.

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

     On September 30, 2002, the Company made an initial distribution to holders of Allowed Class Class C-4 Claims based upon an aggregate allowed amount of approximately $3.628 billion. Allowed Claims for Class C-4 creditors received a pro rata distribution comprised of cash, Senior Notes, Subordinated Notes, new Common Stock of the Company and rights to the Trust Assets (as defined below).

     In addition, Allowed Claims for Class C-5A received contingent distribution rights ("CDRs") that entitle holders to share at increasing percentages in the proceeds realized from the monetization of the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. If and when any Class C-5B claims are allowed, holders of such Allowed Claims also will receive CDRs. Pursuant to a Bankruptcy court order dated March 17, 2003, approximately 8.1 million CDRs, and any distributions relating to these rights, are being held by the Company's transfer agent pending resolution of the Class C-5A and the Class C-5B claims. Approximately, 600 thousand (Class C-5A) CDR's are in the process of being assigned to the Litigation Trust in conjunction with a settlement reached between the Litigation Trustee and one of the 69 remaining senior managers (the "SIP Participants") who participated in Comdisco, Inc.'s Shared Investment Plan ("SIP"). No Class C-5B claims have been allowed to date. Additional information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section entitled "Contingent Distribution Rights" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     SIP Bankruptcy Claims: In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004.

     48 of the remaining 61 Disputed Claims relate to Proofs of Claims filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such Proofs of Claim and is currently engaged in discovery with such SIP claimants. The Company is responsible for legal fees and expenses related to these matters and any resolution would be handled through the Disputed Claims Reserve.

     SIP Relief: Pursuant to the Plan, the Company was authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. On November 27, 2002, the Bankruptcy court approved the offering by the Company of SIP Relief of 70 percent to seventy-two terminated employees and 80 percent to twenty-three go-forward employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. The SIP Relief offer generally expired on December 31, 2002 and five of seventy-two terminated employees and twenty-one of twenty-three go-forward employees have executed a Waiver, Release And Settlement Agreement to pay and provided additional documentation in support of the fulfillment of certain other conditions. Once the Company settled with the SIP Lenders, the Company notified the twenty-six participants who accepted relief of their amount due. The Company collected from twenty-three of the twenty-six who previously agreed to settle with the Company. Two of the three remaining SIP participant's notes were transferred to the Litigation Trust because they did not fulfill their obligation under the terms of the settlement agreement. The Company is still pursuing the collection of one European participant who accepted the enhanced SIP relief. The European participant's SIP obligation was assumed by his employer. Comdisco is in continued discussions with the employer regarding the method of payment.

     Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in Comdisco, Inc.'s Shared Investment Plan be placed in a trust for the benefit of creditors (the "Trust Assets"). Under the Plan the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief. The Litigation Trustee has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. 5 of the 69 SIP Participants filed personal bankruptcy. Also, 2 SIP Participants who previously settled with the Company were transferred to the Litigation Trust because of their inability to fulfill the terms of the agreement. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and Litigation Trust Agreement. The Litigation Trust files periodic reports with the Bankruptcy court. The Company has a limited indemnification obligation to the Litigation Trustee under the Litigation Trust.

     SIP Purported Class Action: As reported at Item 3. LEGAL PROCEEDINGS, a lawsuit was filed by certain SIP Participants against certain directors of the former Comdisco, Inc. The lawsuit seeks class action status. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. The Company may owe a duty of indemnification to some of the defendant directors.

         Changes in Governance in 2004

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

     Pursuant to and in furtherance of the Order, on August 12, 2004, the following occurred: The officers of the Company resigned their respective officer positions; the Board of Directors appointed Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc. the Company filed a Certificate of Amendment to the Certificate of Incorporation of Comdisco Holding Company, Inc. (the "Certificate") with the State of Delaware amending the Company's Certificate to provide for a Board of Directors consisting of one member; four of the five individuals serving on the Board of Directors resigned their position as Directors. (Randolph I. Thornton did not resign and continues as the sole director.); and Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     On August 12, 2004, Randolph I. Thornton appointed Lloyd J. Cochran, Robert
E. T. Lackey, David S. Reynolds and Caroline Walters authorized representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and report directly to him. Mr. Reynolds and Ms. Walters resigned their positions as of February 4, 2005 and January 3, 2005, respectively. Both former employees continue to assist the Company on a consulting basis.

         Filing of Certificate of Dissolution

     Pursuant to and in furtherance of the Order, the Company filed on August 12, 2004 a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish Comdisco Holding Company, Inc.'s corporate existence with the State of Delaware except for the purpose of completing the wind down contemplated by the Plan.

         Sales of Assets

     See Note 4 of Notes to Consolidated Financial Statements for information on the sale of assets by the Company during the three-year period ended September 30, 2005. See section Narrative Description of Business (below), for a discussion of the Company's principal business segments after emergence.

         Discontinued Operations

     The following operations for the reasons stated have been treated as discontinued operations and the amounts in the financial statements and related notes for all historical periods were restated to report such operations as discontinued operations:

     o As a result of certain asset sales, the Company's Australian, New Zealand, Austrian, French and Swiss (collectively, "International
          Leasing"), German ("German Leasing Subsidiary") and US Leasing operations have been accounted for as discontinued operations.

     o In addition, the assets of the discontinued Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan and the estates closed.

Narrative Description of Business

         General

     Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or run-off of all its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company's assets.

         Principal Business Location

     The Company's operations are primarily conducted through its principal office in Rosemont, Illinois.

         Former Business Segments

     As a result of the substantial wind down of operations and the consolidation of the management structure, the Company believes that business segment results have become substantially irrelevant and, accordingly, the Company has consolidated its business units and ceased to report independent business segment results beginning with its quarterly report on Form 10-Q for the quarter ended June 30, 2004. The timing of the consolidation coincided with the consolidation of the management structure, and was due to the substantial wind down of operations in each of the business segments.

     The following is a narrative description of the US Leasing (which, for financial reporting purposes, was classified as discontinued operations at September 30, 2004), European IT Leasing, Ventures and CAM business segments, for which the Company reported results from emergence until consolidation in the third quarter of fiscal 2004. The Company's Availability Solutions business (the former Continuity Services Business Segment) was sold to SunGard Data Systems, Inc. on November 15, 2001.

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

     See Note 4 of Notes to Consolidated Financial Statements for information regarding the sale of US Leasing.

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

     See Note 4 of Notes to Consolidated Financial Statements for information regarding the sale of certain European IT Leasing assets and subsidiaries.

               Ventures

     Prior to bankruptcy, the Ventures group structured financial relationships specific to a company's needs and provided services specific to the company's stage of development. The Ventures group served as a strategic financing source to complement venture capital and commercial banking relationships and provided a means for leveraging the equity capital invested.

     The Ventures group invested in various stages of companies from seed stage to pre-IPO companies and offered financing products that included leasing, subordinated debt, secured debt (e.g., lines of credit, working capital), bridge loans, expansion loans, acquisition financing, landlord guarantees, and convertible debt and equity.

     The Ventures group provided financing to companies providing Internet services, and in industries that included software and computer services, communications and networking, hardware, semiconductors, biotechnology and medical devices, and others.

     See Note 11 of Notes to Consolidated Financial Statements for information on the ongoing liquidation of the sole remaining assets consisting of equity investments under management by Windspeed Acquisition Fund GP, LLC.

               The Corporate Asset Management ("CAM") Group

     CAM group was established as a separate business unit pursuant to the Plan, operating as a division of Comdisco, Inc. CAM group's business purpose was limited to the orderly sale or run-off of all of the remaining assets not otherwise being liquidated by other business segments.

     See Note 4 of Notes to Consolidated Financial Statements for information regarding the sales of assets formerly managed by CAM.

         Customers and Competition

     Due to the Company's limited business purpose, the Company does not expect to be dependent upon a single customer or group of customers to generate future investment or revenue opportunities. In addition, the Company's reorganization plan specifically prohibits Comdisco from engaging in any business activities inconsistent with its limited business purpose.

         Employees

     On September 30, 2005, the Company had 7 U.S. employees. No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues.

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

Financial Information about Geographic Areas

     See Note 17 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for information about foreign and domestic operations.


ITEM 2.  PROPERTIES

     The only remaining property owned by the Company is an 11,500 square foot day care facility adjacent to its former headquarters. The day care facility has an estimated fair market value of less than $500 thousand as of the date of this filing. It is offered for sale by the Company.

         Leased Properties

     Effective October 31, 2004, the Company leases short-term furnished executive office space for all of its operations at 5600 N. River Road in Rosemont, Illinois. The terms of its rental agreement provide the Company with the ability to match its actual leased space with its declining space requirements.

ITEM 3.  LEGAL PROCEEDINGS

Bankruptcy Proceeding

     The Company continues to appear before the Bankruptcy court from time to time for the purposes of: clarification and administration of Plan matters, the administration of the Disputed Claims Reserve, administration of both the claims resolution process, and the wind down of the operations of the Company.

Securities Litigation

     On July 14, 2005, the Judge entered an Order and Final Settlement approving the settlement reached by the parties after mediation in the previously reported class action captioned In re: Comdisco Securities Litigation, No. 01-C-2110. There were no objections to the settlement and fewer than 50 potential class members opted out. Funds for the settlement were provided by the former Comdisco, Inc.'s directors and officers insurance policy carriers. Other than monitoring, the case and the settlement have no impact on the Company.

SIP Purported Class Action

     On July 25, 2005 the district court entered an Order transferring the previously reported purported class action, Coons v. Pontikes, et al, case number C 04 5518 CRB filed in the Northern District of California, to the Northern District of Illinois. The case (which was filed by certain SIP Participants against certain former directors of Comdisco, Inc. and JP Morgan Chase) seeks class action status. On November 17, 2005, Judge Andersen, to whom the case was assigned, held a hearing at which he allowed the plaintiff until December 30, 2005 to file a Second Amended Complaint and set a further status hearing for January 12, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In connection with the September 30, 2002 initial distribution under the Plan, the Company issued approximately 3.74 million shares of Common Stock to holders of Allowed Claims in Class C-4. Also, approximately 460,000 additional shares of Common Stock were deposited in the Disputed Claims Reserve for future distribution pending the outcome of Disputed Claims (approximately 63 thousand shares remain in the Disputed Claims Reserve as of December 1, 2005). The Company's Common Stock currently trades on the Over-the-Counter Bulletin Board system under the symbol "CDCO". In addition, the Contingent Distribution Rights currently trade on the Over-the-Counter Bulletin Board system under the symbol "CDCOR". Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

         Common Stock

     As of December 1, 2005, there were 172 shareholders of record of the Company's Common Stock. The following table set forth the dividend adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid for fiscal 2005 and 2004.

                              2005                              2004
                 -----------------------------    -----------------------------
QUARTER            High       Low    Dividends     High        Low    Dividends
-------          ------    ------    ---------    -------    ------   ---------
First            $16.44    $11.85    $      --    $ 51.50    $10.50   $   12.00
Second            18.25     12.78        13.00      28.50     12.50          --
Third             18.50     16.00           --      15.50      8.25       11.50
Fourth            18.50     16.25           --      15.99      8.00          --
-------------------------------------------------------------------------------

     The Company's transfer agent and registrar is Mellon Investor Services, L.L.C., 480 Washington Boulevard Jersey City, New Jersey, 07310. The shareholder relations telephone number is (800) 851-9677 and the internet address is http://www.melloninvestor.com.

     Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company's Common Stock were as follows (in millions):

                                                  Aggregate
                                                    Payment
                                                  ---------
                May 2003 ..................       $     308
                June 2003 .................              60
                September 2003 ............             200
                December 2003 .............              50
                May 2004 ..................              49
                March 2005 ................              53
                                                  ---------
                                                  $     720
                                                  =========

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2005, there were 2,176 holders of record of the Company's CDRs and there were 152,272,188 outstanding CDRs.

     The Company maintains sufficient cash reserves for operations and the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments.

     Aggregate total distributions with respect to the CDRs were as follows (in millions):

                                                  Aggregate       Per
                                                    Payment       CDR
                                                  ---------   -------
                May 2003 ..................       $       3   $.01793
                June 2003 .................               2    .01621
                September 2003 ............              13    .08780
                December 2003 .............               8    .05140
                March 2004 ................               3    .01870
                May 2004 ..................              12    .07810
                December 2004 .............              15    .09820
                March 2005 ................              22    .14560

                                                  ---------   -------
                Total CDR payments                $      78   $.51394
                                                  =========   =======

     See Critical Accounting Policies and Contingent Distribution Rights in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for information on the CDR liability and the impact of the resolution of Disputed Claims on the operations of the Company.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

     There were no repurchases of Common Stock in the fourth quarter of fiscal 2005. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

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

     Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of September 30, 2005, 2004, 2003 and 2002, the consolidated balance sheets as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

     A black line has been drawn on the accompanying consolidated financial statements to distinguish between Comdisco Holding Company, Inc. (occasionally referred to herein as the "Successor company") and Comdisco, Inc. (occasionally referred to herein as the "Predecessor company").

     The selected consolidated financial data of the Company for the years ended September 30, 2005, 2004 and 2003, the two months from August 1, 2002 to
September 30, 2002 and for Comdisco, Inc. for the ten months from October 1, 2001 to July 31, 2002 and the year ended September 30, 2001, has been derived from the Company's and/or Comdisco, Inc.'s audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the September 30, 2005 consolidated financial statements.


                                       SUCCESSOR                                                      |               PREDECESSOR
                                                                                          Two Months  |          Ten
                                                                                               ended  |       Months
                                                                                           September  |        ended    Year ended
                                                        Years ended September 30,                 30, |      July 31,    Sept. 30,
(in millions except per share data)                  2005           2004         2003           2002  |         2002          2001
                                               ----------    -----------   ----------    -----------  |  -----------   -----------
Consolidated summary of earnings (losses)                                                             |
Revenue                                                                                               |
  Leasing .................................... $        1    $        17   $      135    $        44  |  $       484   $       881
  Sales ......................................          3             43           91              1  |          164           126
  Technology services ........................         --              1           15              3  |           37            95
  Gain on sale of warrant & equity holdings ..         17             10            2             --  |           16           353
  Sale of Properties .........................         --              5           20             --  |           --            --
  Agere lease participation payment ..........          2             25           --             --  |           --            --
  Foreign Exchange Gain ......................         --             --           22             --  |           13            --
  SIP Recovery ...............................          6             --           --             --  |           --            --
  Other ......................................          8              7           18             11  |           31           100
                                               ----------    -----------   ----------    -----------  |  -----------   -----------
       Total revenue .........................         37            108          303             59  |          745         1,555
                                                                                                      |
                                                                                                      |
Costs and expenses                                                                                    |
  Leasing ....................................         --              8          109             46  |          368           648
  Sales ......................................          3             34           80              3  |          189           111
  Technology services ........................         --              1            8              5  |           27           110
  Selling, general and administrative ........         16             31           77             10  |           85           185
  Contingent distribution rights .............         13             49           52             10  |           --            --
  Write-down of equity securities ............          1              2           25              3  |           70           129
  Bad debt expense ...........................         (6)           (12)         (92)             3  |          115           390
  Interest ...................................         --              1           25             12  |           16           294
  Reorganization items .......................         --             --           --             --  |          439            34
  Fresh-start accounting adjustments .........         --             --           --             --  |          369            --
                                               ----------    -----------   ----------    -----------  |  -----------   -----------
       Total costs and expenses ..............         27            114          284             92  |        1,678         1,901
                                                                                                      |
Earnings (loss) from continuing operations                                                            |
 before income  taxes (benefit),                                                                      |
 extraordinary gain and cumulative effect of                                                          |
 change in accounting principle ..............         10             (6)          19            (33) |         (933)         (346)
Income taxes (benefit) .......................        (16)           (42)          (1)             2  |           48          (138)
                                               ----------    -----------   ----------    -----------  |  -----------   -----------
Earnings (loss) from continuing operations                                                            |
 before extraordinary gain and cumulative                                                             |
 effect of change in accounting principle ....         26             36           20            (35) |         (981)         (208)
Earnings (loss) from discontinued operations,                                                         |
 net of income tax ...........................          3            (13)          80             18  |          287           (66)
Extraordinary gain ...........................         --             --           --            241  |          153            --
Cumulative effect of change in accounting                                                             |
 principle, net of income tax ................         --             --           --             --  |           --             2
                                               ----------    -----------   ----------    -----------  |  -----------   -----------
  Net earnings (loss) to common stockholders . $       29    $        23   $      100    $       224  |  $      (541)  $      (272)
                                               ==========    ===========   ==========    ===========  |  ===========   ===========
Per common share data:                                                                                |
Earnings (loss) from continuing                                                                       |
 operations-diluted .......................... $     6.33    $      8.61   $     4.80    $     (8.28) |  $     (6.52)  $     (1.37)
Earnings (loss) from discontinued                                                                     |
 operations-diluted ..........................       0.73          (3.21)       19.11           4.27  |         1.91         (0.44)
Earnings from extraordinary gain-diluted .....         --             --           --          57.38  |         1.02            --
Cumulative effect of change in accounting                                                             |
 principle ...................................         --             --           --             --  |           --          0.01
                                               ----------    -----------   ----------    -----------  |  -----------   -----------
  Net earnings (loss) to common                                                                       |
   stockholders-diluted ...................... $     7.06    $      5.40   $    23.91    $     53.37  |  $     (3.59)  $     (1.80)
                                               ==========    ===========   ==========    ===========  |  ===========   ===========
                                                                                                      |
Cash dividends paid on common stock (per                                                              |
 share) ...................................... $    13.00     $    23.50   $   135.23    $        --  |  $        --   $       .05
Average common shares (in thousands)-diluted .      4,067          4,197        4,199          4,200  |      150,559       151,246
                                                                                                      |
Financial position:                                                                                   |
Total assets (1) ............................. $      125     $      199   $      373    $     2,341  |  $     2,291   $     6,202
Notes payable ................................         --             --           --          1,050  |        1,050         1,096
Total long-term debt .........................         --             --           --          1,113  |        1,123         2,999
Discounted lease rentals .....................         --             --           --            262  |          304           964
Stockholders' equity .........................         73            103          182            641  |          413           413
Other data:                                                                                           |
Total rents of new leases ....................         --             --            6             69  |          241         1,500
Future leasing contractual cash flows ........ $       --     $       12   $      148    $     1,798  |  $       N/A   $     5,397

(1)   Total cash at September 30, 2005 and 2004 was $108 million and $167 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2005. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled "Disclosure Regarding Forward-Looking Statements" and "Risk Factors Relating to the Company."

--------------------------------------------------------------------------------
THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S PLAN AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF
INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND DOWN CONTEMPLATED BY THE PLAN.

     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.
--------------------------------------------------------------------------------

General

     The Company's operations have slowed considerably during fiscal 2005. The Company's periodic billing is nominal and assets at September 30, 2005 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. Also, the equity securities portfolio is awaiting liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts on these leases, if any, will be in excess of the carrying value of these assets because the leases were previously written-off.

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 11 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2005. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see discussion below), at September 30, 2005 for its common stock, preferred stock and warrants in private companies is approximately $23 million. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors Relating to the Company", entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

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

     The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to twelve as of December 1, 2005 and, to the extent that such subsidiaries were Reorganized Debtors, has closed the related estates.

          Change in Governance as of August 2004

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

     Pursuant to and in furtherance of the Order, on August 12, 2004, the following occurred: The officers of the Company resigned their respective officer positions; the Board of Directors appointed Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc. the Company filed a Certificate of Amendment to the Certificate of Incorporation of Comdisco Holding Company, Inc. (the "Certificate") with the State of Delaware amending the Company's Certificate to provide for a Board of Directors consisting of one member; four of the five individuals serving on the Board of Directors resigned their position as Directors. (Randolph I. Thornton did not resign and continues as the sole director.); and Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     On August 12, 2004, Randolph I. Thornton appointed Lloyd J. Cochran, Robert
E. T. Lackey, David S. Reynolds and Caroline Walters authorized representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and report directly to him. Mr. Reynolds and Mrs. Walters resigned their positions as of February 4, 2005 and January 3, 2005 respectively. Both former employees continue to assist the Company on a consulting basis.

          Consolidation of Business Units

     The Company consolidated its business units and ceased to report independent business segment results beginning with its quarterly report on Form 10-Q for the quarter ended June 30, 2004. The timing of the consolidation coincided with the consolidation of the management structure, and was due to the substantial wind down of operations in each of the business segments.

          Disputed Claims relating to the Comdisco, Inc. Bankruptcy estate

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has focused on the resolution of Disputed Claims. Upon emergence, and pursuant to the Plan, the Company established a Disputed Claims Reserve for Disputed Claims estimated in the amount of $450 million. See Item 1. Business--"General Development of Business" for a discussion of Disputed Claims, the Disputed Claims Reserve and the resolution process. Since emergence, the number of Disputed Claims has decreased from approximately 619 Disputed Claims to approximately 61 Disputed Claims and the estimated Disputed Claims amount has decreased from $450 million to $59 million at September 30, 2005. There has been no further distribution from the Disputed Claims Reserve through the date of this filing.

          Trust Assets and SIP Litigation

     In accordance with the Plan, the Company collected from twenty-three of the twenty-six SIP Participants who agreed to settle with the Company. Two of the three remaining SIP Participants were transferred to the Litigation Trust because they did not fulfill their obligation under the terms of the agreement. The Company is still pursuing the collection of one European participant who accepted the SIP Relief. The European participant's SIP obligation was assumed by his employer. Comdisco is in continued discussions with the employer regarding the method of payment.

     The Litigation Trust is solely responsible for collecting from, and has filed suit against, all SIP Participants who did not accept relief. The parties are very early on in the litigation, but any judgments against the SIP Participants, net of fees, are considered Trust Assets as defined in the Plan, and will be distributed by the Litigation Trust in accordance with the Plan. The Litigation Trust files periodic reports with the Bankruptcy court. These reports provide more information on the litigation.

     Contingent distribution rights (CDR) holders will earn an amount due resulting from any distributions of Trust Assets to Class C-4 holders. The Litigation Trust is solely responsible for distributing Trust Assets, while Comdisco Holding Company, Inc. is solely responsible for making CDR payments.

         Corporate History

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

     All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Dividends paid on Common Stock and payments to CDR holders were $53 million and $37 million, respectively, in the year ended September 30, 2005. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

     The Company maintains sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments. See "Critical Accounting Policies" and "Risk Factors Relating to the Company" for a discussion of the impact of Disputed Claims on the distributions.

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

          The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc., and the collection and distribution of Trust Assets.

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for the estimated fair market value of the remaining property held for sale, which did not impact book equity for financial reporting purposes at September 30, 2005. See Note 4 of Notes to Consolidated Financial Statements for further discussion of this item.

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

          Estimated Disputed Claims consisted of $59 million as of September 30, 2005. The Disputed Claim Reserve consisted of $61 million in cash and approximately 63 thousand shares of Common Stock. $40 million of the $59 million remaining estimated Disputed Claims have been disallowed in full or in part by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $19 million unresolved at the date of this filing. These $19 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $19 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $11 million.

          As discussed above, $40 million of the approximately $59 million of Approved Claims are expected to be ultimately disallowed. However, a portion of the $40 million estimated Disputed Claims are under appeal as of the date of this filing. Any appellate ruling adverse to the Company may materially reduce the CDR liability as of September 30, 2005 and could negatively impact future CDR distributions. If the $40 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $16 million.

     o    Equity  Investments  In  Private  Companies:   Equity  investments  in
          private companies consist primarily of small investments in approximately two hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, who provides ongoing management of the Equity Investment
          Portfolio, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies was approximately $4 million at September 30, 2005.

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

          Basis of Presentation

     In this annual report on Form 10-K, references to "the Company," "Comdisco Holding," "we," "us" and "our" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including the former Comdisco Global Holding Company, Inc. (dissolved September 27, 2004), Comdisco, Inc., the former Comdisco Domestic Holding Company, Inc. and Comdisco Ventures, Inc. (renamed to Comdisco Ventures Fund A LLC), and its predecessors, except in each case where the context indicates otherwise. References to "Comdisco, Inc." mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

Recent Developments

     On December 6, 2005 the Comdisco Retirement Plan Committee authorized a letter of direction to Mercer Trust Company, successor to Putnam Fiduciary Trust Company ("Putnam"), as Trustee of the Comdisco Retirement Plan, to accept and process Comdisco Retirement Plan rollover distribution forms received from the Plan's participants only through December 28, 2005 and furthermore to automatically roll-over any remaining Plan participants' account balances to a Putnam IRA Money Market Fund on December 30, 2005.

     On October 2, 2005 the Company received an income tax refund of approximately $4.5 million relating to its United Kingdom subsidiary. The receivable is included in the financial statements at this value as of September 30, 2005.

Results of Operations

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the September 30, 2005 consolidated financial statements.

Fiscal Year Ended September 30, 2005 Compared to the Fiscal Year Ended September 30, 2004 and Fiscal Year Ended September 30, 2003

     Revenue

                                    Years ended  September 30,       Percent      Percent
                                 ------------------------------      increase     increase
(in millions)                                                       (decrease)   (decrease)
                                   2005        2004       2003      2005/2004    2004/2003     Explanation of Change
                                 ------      ------     ------      ---------    ---------     -------------------------------
Leasing                          $    1      $   17     $  135          (94%)        (87%)                (A)
....................................................................................................................................
Sales                                 3          43         91          (93%)        (53%)                (A)
....................................................................................................................................
Technology services                   -           1         15         (100%)        (93%)      Minor network services business
                                                                                                wound down in 2004
....................................................................................................................................
Agere lease participation payment     2          25          -          (92%)         N/A       Received in conjunction with
                                                                                                GE Portfolio sales - (B)
....................................................................................................................................
Realized gain on sale of
equity holdings                      17          10          2           70%         400%       Primary remaining revenue
                                                                                                generating asset. - (C)
....................................................................................................................................
Sale of properties                    -           5         20         (100%)        (75%)      2003 - Sold Headquarters,
                                                                                                2004 - Sold German facility
....................................................................................................................................
Foreign exchange gain                 -           -         22           --         (100%)      Nominal International operations
....................................................................................................................................
SIP Recovery                          6           -          -          N/A           --        SIP Relief recoveries - (D)
....................................................................................................................................
Other:
   Interest income on Notes           -           -          8           --         (100%)      Interest earned on cash balances
   Interest income                    3           2          2           50%          --
   Receipt of pre-bankruptcy
    receivable set-off by claimant
    against amounts due               3           -          -          N/A           --        Settlement with SIP Lenders - (E)
   Portfolio sales GE Capital         -           2          3         (100%)        (33%)      Settled purchase price holdback -(F)
   Other                              2           3          5          (33%)        (40%)
Total other                      ------      ------     ------      --------     ---------
                                      8           7         18           14%         (61%)
                                 ------      ------     ------      --------     ---------
....................................................................................................................................
Total revenue                    $   37      $  108     $  303          (66%)        (64%)
                                 ======      ======     ======      ========     =========

(A)  The Company has been winding down operations  since it emerged from bankruptcy in August 2002.  The Company's  charter does not allow any new investments.  Accordingly,  revenue generated from assets on lease, notes receivable and inventory have decreased from the fiscal year ending September 30, 2003 through September 30, 2005.

(B)  Agere  lease  participation  interest  was  recognized  as revenue as cash was  received.  See Note 4 of Notes to  Consolidated
     Financial Statements for information.

(C)  The increase in revenue  generated from the realized gain on equity holdings from September 30, 2003 through September 30, 2005 relates to improved market  conditions for liquidity  events such as merger and  acquisition  and initial public  offerings for companies within its equity and warrant portfolio.

(D)  In February 1998,  pursuant to the SIP, certain senior managers of Comdisco,  Inc. took out full recourse,  personal loans (the
     "SIP Loans") to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith,  Comdisco,
     Inc.  executed a guaranty dated February 2, 1998 (the "Guaranty")  providing a guaranty of the loans in the event of default by the SIP  Participants  to the lenders under the SIP (the "SIP  Lenders").  On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco,  Inc.  bankruptcy in the amount of $133 million ("SIP Guaranty  Claim").  On December 22, 2004,
     Comdisco settled the Guaranty on the SIP Loans. As part of the settlement,  the individual notes signed by the SIP Participants were  assigned to either the Company or the  Litigation  Trust.  The notes  assigned to the Company  relate to  individual  SIP
     Participants who settled with the Company prior to the settlement with the SIP Lenders.  During the three months ended December
     31, 2004, Comdisco recorded approximately $5 million of SIP recovery revenue consisting of restricted cash formerly held by the
     Company and $1 million for receivables associated with the remaining note balances assigned to the Company. All remaining notes were assigned to the Litigation  Trust and are considered  "Trust Assets" as defined in the Plan.  Please see "Trust Assets and
     SIP Litigation" for more information.

(E)  In December 2004, in connection  with the settlement of the SIP Guaranty Claim,  the Company  received from the Disputed Claims
     Reserve  129,788  shares of Common  Stock  which were placed in treasury  stock.  The shares were in partial  payment of a pre-
     bankruptcy receivable of Comdisco, Inc. set-off by the claimant against amounts due the claimant under the SIP Guaranty.

(F)  2004 and 2003 amounts relate to settlement of purchase price holdbacks in conjunction with the Electronics, Healthcare, and Lab and Scientific portfolio sales to GE Capital.


     Costs and Expenses

                                                                      Percent      Percent
(in millions)                       Years ended  September 30,        increase     increase
                                 ------------------------------      (decrease)   (decrease)
                                   2005        2004        2003       2005/2004    2004/2003   Explanation of Change
                                 ------      ------      ------       ---------   ----------  ------------------------------------
Leasing                          $    -      $    8      $  109          (100%)        (93%)    Reduced assets on lease
                                                                                                          (A)
..............................................................................................................
Sales                                 3          34          80          ( 91%)        (58%)    Reduced assets on lease
                                                                                                          (A)
..............................................................................................................
Interest                              -           1          25          (100%)        (96%)    Reduction of debt
..............................................................................................................
Technology services                   -           1           8          (100%)        (88%)    Services eliminated
..............................................................................................................
Selling, general and administrative  16          31          77           (48%)        (60%)    Reduced headcount and professional
                                                                                                fees
..............................................................................................................
Contingent distribution rights       13          49          52           (73%)         (6%)    See "Critical Accounting Policies"
..............................................................................................................
Write down of privately held
securities                            1           2          25           (50%)        (92%)    Remaining basis $4 million (B)
..............................................................................................................
Bad debt expense                     (6)        (12)        (92)          (50%)        (87%)    Collections & recoveries (C)
..............................................................................................................
                                 ------      ------      ------       ---------   ----------
Total costs and expenses         $   27      $  114      $  284           (76%)        (60%)
                                 ======      ======      ======       =========   ==========

(A)  The Company has been winding down operations  since it emerged from  Bankruptcy in August 2002. The Company's  charter does not allow any new  investments.  Accordingly,  costs associated with assets on lease, and inventory have decreased from fiscal year ending September 30, 2003 through September 30, 2005.

(B)  The decrease in costs associated with the write down of privately held securities from September 30, 2003 through September 30,
     2005 is due to the limited remaining cost basis. Please see "Critical Accounting Policies" for more information.

(C)  The decrease in  recoveries  (net of bad debt  provision)  from  September  30, 2003 through  September  30, 2005 is due to the reduction of the remaining portfolio or potential recoveries.  The majority of these accounts were distressed during the market downturn in 2000 and 2001.

Selling, General and Administrative Expenses

     The following table summarizes selling, general and administrative expenses (in millions):

                                                Years ended
                                     --------------------------------
                                       2005          2004        2003
                                     ------        ------      ------
Compensation and benefits ......     $    5        $    8      $   40
Outside professional services ..          9            15          29
Other expenses .................          2             8           8
                                     ------        ------      ------
                                     $   16        $   31      $   77
                                     ======        ======      ======

         Income Taxes

See Note 10 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for details about the Company's income tax provision. Income Taxes are subject to the risk factor "The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions" discussed in this section.

     During the year ended September 30, 2005, the Company recorded a tax benefit of approximately $16 million, primarily as a result of significant progress in the settlement of certain income tax liabilities with certain global tax authorities, including authorities in Canada and Europe.

         Earnings from Continuing Operations

     Earnings from continuing operations were $26 million, or $6.33 per share-diluted, for the year ended September 30, 2005, compared to earnings from continuing operations of $36 million, or $8.61 per share-diluted, in the year ended September 30, 2004 and earnings from continuing operations of $20 million, or $4.80 per share-diluted in the year ended September 30, 2003.

         Discontinued Operations

     Earnings from discontinued operations were $3 million, or $0.73 per share-diluted, for the year ended September 30, 2005 compared to losses from discontinued operations of $13 million, or $3.21 per share-diluted, for the year ended September 30, 2004 and earnings from discontinued operations of $80 million, or $19.11 per share-diluted, for the year ended September 30, 2003. The results of operations for US Leasing operations, the German Leasing Subsidiary and International Leasing have been classified as discontinued operations and prior year periods have been restated. 2005 earnings were driven by collections on assets previously written-off in the US Leasing operations.

     o US Leasing operations: On September 9, 2003, the Company completed the sale of its U.S. information technology leasing business to Bay4 Capital Partners, Inc. On September 30, 2003, the Company completed the sale of its Canadian information technology leasing business to Bay4 Capital Partners, Inc.

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


         Net Earnings

     Net earnings were $29 million, or $7.06 per share-diluted, for the year ended September 30, 2005 compared to $23 million, or $5.40 per share-diluted, for the fiscal year ended September 30, 2004 and $100 million, or $23.91 per share-diluted for the fiscal year ended September 30, 2003.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company's financial condition or results of operations.

Table of Contractual Obligations

     The Company did not have any long term debt obligations, lease obligations, or any long-term liabilities reflected on the balance sheet as of September 30, 2005 or 2004.

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


     At September 30, 2005, the Company had unrestricted cash and cash equivalents of approximately $103 million, a decrease of approximately $54 million compared to September 30, 2004. Net cash used by operating activities for the year ended September 30, 2005 was $4 million. Net cash used in financing activities was $50 million for the year ended September 30, 2005. These uses of cash were primarily as a result of dividend and contingent distribution right payments occuring in 2005 offset by operating cash inflows.

     During the year ended September 30, 2005, the Company received proceeds from a number of non-recurring events including: $19 million from the sale of equity securities, approximately $6 million received relating to settlement payments by the SIP Participants on their SIP notes, approximately $6 million from recoveries on accounts previously written-off ($3 million continuing operations and $3 million discontinued operations) approximately $5 million from tax refunds. The Company's cash expenditures are primarily operating expenses (principally compensation and professional services), dividends and payments to CDR holders.


     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. As of December 1, 2005, the Company's unrestricted cash balances exceeded $106 million.

     The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future. The Company maintains sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments. See "Critical Accounting Policies" and "Risk Factors Related to the Company" for a discussion of the impact of Disputed Claims on the distributions.

     The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the Company to implement the Plan, global economic conditions and controlling operating costs and expenses.

     Net cash used in operating activities was $4 million in fiscal 2005, compared to net cash provided by operating activities of $134 million in fiscal 2004 and $1.42 billion in fiscal 2003.

     Dividends

     The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company's Common Stock were as follows (in millions):

                                                  Aggregate
                                                    Payment
                                                  ---------
                May 2003 ..................       $     308
                June 2003 .................              60
                September 2003 ............             200
                December 2003 .............              50
                May 2004 ..................              49
                March 2005 ................              53
                                                  ---------
                                                  $     720
                                                  =========

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2005, there were 2,176 holders of record of the Company's CDRs and there were 152,272,188 outstanding CDRs.


     Aggregate total distributions with respect to the CDRs were as follows (in millions except per share data):

                                                  Aggregate       Per
                                                    Payment       CDR
                                                  ---------   -------
                May 2003 ..................       $       3   $.01793
                June 2003 .................               2    .01621
                September 2003 ............              13    .08780
                December 2003 .............               8    .05140
                March 2004 ................               3    .01870
                May 2004 ..................              12    .07810
                December 2004 .............              15    .09820
                March 2005 ................              22    .14560

                                                  ---------   -------
                Total CDR payments                $      78   $.51394
                                                  =========   =======

The Company maintains sufficient cash reserves for operations and the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments.

     See Critical Accounting Policies and Contingent Distribution Rights in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for information on the CDR liability and the impact of the resolution of Disputed Claims on the operations of the Company.

     Gross cash distributions related to general unsecured claims totaled $4.039 billion through December 1, 2005. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through December 1, 2005 of approximately $3.757 billion made to initially allowed claimholders equates to a present value of $3.591 billion. The associated percentage recovery was approximately 99 percent as of December 1, 2005.

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

Recently Issued Professional Accounting Standards

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supercedes APB 25 and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity obtains employee services in exchange for its equity instruments in share-based payment transactions. The Statement requires entities to measure compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). The related expense will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. SFAS No. 123R is required to be adopted effective for the first annual reporting period that begins after June 15, 2005 and is not expected to have a material effect on the Company.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. SFAS No. 151 provides examples of "abnormal" costs to included costs of idle facilities, excess freight and handling costs and spoilage. We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

     In  December  2004,  the  FASB  issued  Statement  No.  153,  Exchanges  of
Nonmonetary  Assets,  an  amendment  of  APB  Opinion  No.  29,  Accounting  for
Nonmonetary Transactions. Statement No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with broader exceptions for exchanges of nonmonetary assets that do not have reasonably determinable values or commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of Statement No. 153 will be adopted for all nonmonetary exchanges initiated after July 1, 2005 and therefore had no impact to the consolidated financial statements for the year ended September 30, 2005.

     FASB Interpretation No. 47 ("FIN 47") Accounting for Conditional Asset Retirement Obligations was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect adoption of FIN 47 to have a material effect on our consolidated financial statements.

     In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. Among other changes, SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.We do not expect adoption of SFAS 154 to have a material effect on our consolidated financial statements.

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

         Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan

     The Company has incurred and will continue to incur significant costs associated with the administration of the estate of Comdisco, Inc. and in completing the wind down of operations. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and on the Company's cash position.

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

         Uncertainties Relating to the Wind down of Operations

     The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. The success of the Company's continuing wind down of operations and implementation of an Order entered by the Bankruptcy court authorizing the organizational systems infrastructure wind down is dependent on numerous factors, including the timing and amount of cash received from the monetization of its assets, the resolution of the remaining Disputed Claims, the ability of the Disbursing Agent to fulfill the positions of the previous Board of Directors and executive officers and the ability of the Company to effectively consolidate its management structure and maintain its operations with limited personnel.


         Uncertainties in Collections and Recoveries

     The Company believes that its collections on leases in default and recoveries on accounts previously written off could provide future cash flows. The amount and timing of such collections and recoveries are dependent upon many factors including the ability of the Company to recover and liquidate any of its collateral, any offsets or counterclaims that may be asserted against the Company and the ability of a lessee or debtor or its respective estate to pay the claim or any portion thereof. Some of these factors are beyond the control of the Company.

         The Company's Liquidity is Dependent on a Number of Factors

     The Company's liquidity generally depends on cash on hand and cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, global economic and political conditions, control of operating costs and expenses and the ability of the Company to dispose of its assets.

         The Payment of Dividends and Distributions

     All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDR's in the manner and priorities set forth in the Plan. The Company has material restrictions on its ability, and does not expect or intend, to make any significant investments in new or additional assets. Accordingly, the amount of funds potentially available to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs is limited to the funds (in excess of the Company's liabilities) that may be generated from the remaining asset. In addition, the Company does not have a significant number of remaining assets, and there is significant uncertainty around the timing of monetization for the remaining assets.

     Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights

     Because the present value of distributions to certain former creditors of Comdisco, Inc. reached a threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive specified payments from the Company. All payments by the Company in respect of CDRs are made from the Company's available cash-on-hand and not from funds released from the Disputed Claims Reserve or Litigation Trust. The Company expects to maintain cash reserves sufficient to make any required payments on the CDRs. The Company's success in reducing the Disputed Claims Reserve through disallowance of Disputed Claims could have a significant negative impact on the cash available to be distributed to common shareholders.

     Impact of Reconsideration and/or Allowance of Newly Filed Claims, Late Filed Claims or Previously Disallowed Claims

     The reconsideration and/or allowance by the Bankruptcy court of newly filed claims, late filed claims, or previously disallowed claims, in full or in part, may negatively impact future distributions.

     Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, "Equity Securities")

     Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company's Equity Securities. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Securities. Exacerbating these conditions is the fact that some of the Equity Securities held by the Company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company is unable to sell its Equity Securities. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Securities and the Company's business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company's portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company's Equity Securities. For those Equity Securities without a public trading market, the realizable value of the Company's Equity Securities could prove to be lower than the carrying value currently reflected in the financial statements.

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, since as September 30, 2005 87 percent of the estimated fair market value of the entire portfolio is concentrated in 15 individual companies and approximately 41 percent of the estimated amount is in 2 individual companies.

         Company Exposed to Asset Concentration Risk

     The Company's asset concentrations expose the Company to additional risk in that the inability of the obligor to meet its obligations to the Company could
significantly   negatively   impact  the  Company's  cash  flows.

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

     The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions.

     The Company continues to wind down its domestic and international operations. Prior to a subsidiary being dissolved, the Company may have to obtain tax clearances at the state level domestically and on an international level in the country in which the subsidiary was incorporated. The Company has estimated the amounts for such tax settlements; however, actual settlements could differ from such estimates and will be reflected as adjustments in future financial statements when probable and estimable. In conjunction with the wind down of its operations, the Company has outsourced the domestic and international tax functions to a third party service provider.

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

     At September 30, 2005, the Company held securities of three publicly-traded companies: Akamai Technologies, Inc., Xenoport, Inc., and Neustar, Inc. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term. The Company's practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm ........................................27

Consolidated Statements of Earnings for the years
ended September 30, 2005, 2004 and 2003 .........................................................29

Consolidated Balance Sheets as of September 30, 2005 and  2004 ..................................30

Consolidated Statements of Stockholders' Equity:

     For the years ended September 30, 2005, 2004 and 2003 ......................................31

Consolidated Statements of Cash Flows for the years ended
September 30, 2005, 2004, and 2003 ..............................................................32

Notes to Consolidated Financial Statements.......................................................34





                        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Comdisco Holding Company, Inc.:

     We have audited management's assessment, included in Item 9A(2), that Comdisco Holding Company, Inc. (the "Company") maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements.



KPMG LLP



Chicago, Illinois
December 14, 2005

                        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comdisco Holding Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


KPMG LLP




Chicago, Illinois
December 14, 2005

                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (in millions except per share data)

                                                                          Year ended September 30,

                                                                ------------------------------------
                                                                     2005          2004         2003
                                                                ---------     ---------    ---------
Revenue
Leasing
     Operating ................................................ $       1     $      14    $     128
     Direct financing .........................................        --             1            3
     Sales-type ...............................................        --             2            4
                                                                ---------     ---------    ---------
        Total leasing .........................................         1            17          135

Sales .........................................................         3            43           91
Technology services ...........................................        --             1           15
Agere lease participation payment .............................         2            25           --
Sale of properties ............................................        --             5           20
Gain on sale of equity and warrant securities                          17            10            2
Foreign exchange gain .........................................        --            --           22
SIP Recovery ..................................................         6            --           --
Other .........................................................         8             7           18
                                                                ---------     ---------    ---------
        Total revenue .........................................        37           108          303
                                                                ---------     ---------    ---------
Costs and expenses
Leasing
     Operating ................................................        --             7          105
     Sales-type ...............................................        --             1            4
                                                                ---------     ---------    ---------
        Total leasing .........................................        --             8          109

Sales .........................................................         3            34           80
Technology services ...........................................        --             1            8
Selling, general and administrative ...........................        16            31           77
Contingent distribution rights ................................        13            49           52
Write-down of equity securities ...............................         1             2           25
Bad debt expense ..............................................        (6)          (12)         (92)
Interest ......................................................        --             1           25
                                                                ---------     ---------    ---------
        Total costs and expenses ..............................        27           114          284
                                                                ---------     ---------    ---------
Earnings (loss) from continuing operations before income
  taxes benefit ...............................................        10            (6)          19
Income tax benefit.............................................        16            42            1
                                                                ---------     ---------    ---------
Earnings from continuing operations ...........................        26            36           20
Earnings (loss) from discontinued operations, net of tax ......         3           (13)          80
                                                                ---------     ---------    ---------
Net earnings .................................................. $      29     $      23    $     100
                                                                =========     =========    =========
Basic earnings (loss) per common share:
  Earnings from continuing operations ......................... $    6.33     $    8.61    $    4.80
  Earnings (loss) from discontinued operations ................      0.73         (3.21)       19.11
                                                                ---------     ---------    ---------
  Net earnings ................................................ $    7.06     $    5.40    $   23.91
                                                                =========     =========    =========
Diluted earnings (loss) per common share:
  Earnings from continuing operations ......................... $    6.33     $    8.61    $    4.80
  Earnings (loss) from discontinued operations ................      0.73         (3.21)       19.11
                                                                ---------     ---------    ---------
  Net earnings ................................................ $    7.06     $    5.40    $   23.91
                                                                =========     =========    =========

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
            (in millions except number of shares and per share data)

                                                            September 30,     September 30,
                                                                     2005             2004
                                                            -------------     ------------
ASSETS
Cash and cash equivalents ...............................   $         103     $        157
Cash - legally restricted ...............................               5               10
Receivables, net ........................................              --                4
Inventory of equipment ..................................              --                1
Leased assets
  Direct financing and sales-type .......................              --                1
  Operating (net of accumulated depreciation) ...........              --                2
                                                            -------------     ------------
    Net leased assets ...................................              --                3
Equity securities .......................................               9               14
Income tax receivable ...................................               6                1
Assets of discontinued operations .......................              --                5
Other ...................................................               2                4
                                                            -------------     ------------
                                                            $         125     $        199
                                                            =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts  payable .......................................   $           1     $          2
Income  taxes:
  Current ...............................................               2                7
Liabilities related to assets of discontinued operations.              --                1
Deferred income .........................................              --                2
Other liabilities:
  Accrued compensation ..................................               2               12
  Contingent distribution rights ........................              46               70
  Other .................................................               1                2
                                                            -------------     ------------
   Total other liabilities ..............................              49               84
                                                            -------------     ------------
                                                                       52               96
Stockholders' equity:
  Common stock $.01 par value. Authorized 10,000,000
   shares; issued 4,200,000 shares.  4,034,353 shares
   outstanding at September 30, 2005;
   4,196,022 shares outstanding at September 30, 2004 ...              --               --
  Additional paid-in capital ............................              60              109
  Accumulated other comprehensive income ................               8               10
  Retained earnings (deficit) ...........................               9              (16)
  Common stock held in treasury, at cost; 165,647 shares at
    September 30, 2005 (3,978 at September 30, 2004).....              (4)              --
                                                            -------------     ------------
      Total stockholders' equity ........................              73              103
                                                            -------------     ------------
                                                            $         125     $        199
                                                            =============     ============


See accompanying notes to consolidated financial statements.

                          COMDISCO HOLDING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (in millions)

Successor

                                                          Additional    Accumulated                Common Stock
                                               Common       paid-in     other compre-    Retained   placed in
                                                stock       capital     hensive income   earnings   treasury      Total
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------

Balance at September 30, 2003                $        --  $      169   $            13  $      --  $       --  $      182
Net income                                                                                     23                      23
Change in unrealized gain                                                           (3)                                (3)
                                                                                                               ----------
   Total comprehensive income                                                                                          20
Liquidating dividends                                            (60)                         (39)                    (99)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------
Balance at September 30, 2004                         --         109                10        (16)                    103
Net income                                                                                     29                      29
Translation adjustment                                                               1                                  1
Change in unrealized gain                                                           (3)                                (3)
                                                                                                               ----------
   Total comprehensive income                                                                                          27
Common Stock placed in treasury                                                                            (4)         (4)
Liquidating dividends                                            (49)                          (4)                    (53)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------
Balance at September 30, 2005                $        --  $       60   $             8  $       9  $       (4) $       73
                                             ===========  ==========   ===============  =========  ==========  ==========

See accompanying notes to consolidated financial statements.


                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                           Year ended September 30,
                                                                ----------------------------------------
                                                                     2005          2004             2003
                                                                ---------     ---------     ------------
Cash flows from operating activities:
   Operating lease and other leasing receipts ..........        $       1     $      39     $        228
   Lease portfolio sales ...............................               --            --               72
   Sales  of equipment .................................                4            44               92
   Sales costs .........................................               --            --               (2)
   Technology services receipts ........................               --            --               16
   Technology services costs ...........................               --            --               (2)
   Note receivable receipts ............................                2             1               78
   Equity and warrant proceeds .........................               19             9                3
   SIP Recovery ........................................                6            --               --
   Other revenue .......................................                5            37                7
   Selling, general and administrative expenses ........              (15)          (72)             (41)
   Contingent distribution rights payments .............              (37)          (23)             (19)
   Interest ............................................               --            --              (37)
   Income taxes ........................................                5            19              (13)
                                                                ---------     ---------     ------------
     Net cash (used) provided by continuing operations .              (10)           54              382
     Net cash provided by discontinued operations ......                6            80            1,040
                                                                ---------     ---------     ------------
     Net cash (used) provided by operating activities ..               (4)          134            1,422
                                                                ---------     ---------     ------------

Cash flows from investing activities:
   Equipment purchased for leasing .....................               --            (1)              (6)
   Notes receivable ....................................               --            --               (1)
   Equity investments ..................................               --            (2)              --
   Equipment purchased for leasing by discontinued
   operations ..........................................               --            (1)             (26)
   Other ...............................................               --            (1)              20
                                                                ---------     ---------     ------------
     Net cash used in investing activities .............               --            (5)             (13)
                                                                ---------     ---------     ------------
Cash flows from financing activities:
   Cash used by discontinued operations ................               --            (4)            (167)
   Net decrease in notes and term notes payable ........               --            --           (1,085)
   Principal payments on secured debt ..................               --            --               (2)
   Common Stock purchased and placed in treasury........               (4)           --               --
   Dividends paid on Common Stock ......................              (53)          (99)            (568)
   Decrease (increase) in legally restricted cash ......                5            32              (24)
   Other ...............................................                2             2              (12)
                                                                ---------     ---------     ------------
     Net cash used in financing activities .............              (50)          (69)          (1,858)
                                                                ---------     ---------     ------------

Net (decrease) decrease in cash and cash equivalents ...              (54)           60             (449)
Cash and cash equivalents at beginning of period .......              157            97              546
                                                                ---------     ---------     ------------
Cash and cash equivalents at end of period .............        $     103     $     157     $         97
                                                                =========     =========     ============


See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                  Year ended September 30,
                                                                       -------------------------------------
                                                                            2005          2004          2003
                                                                       ---------     ---------     ---------
Reconciliation of earnings (losses) from
continuing operations to net cash
provided by operating activities:
Earnings from continuing operations ............................       $      26     $      36     $      20
Adjustments to reconcile earnings
 from continuing operations to net cash
  provided by operating activities
    Leasing costs, primarily
      depreciation and amortization ............................              --             9           109
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ............              --            21            93
    Cost of sales ..............................................               4            33            78
    Technology services costs, primarily
     depreciation and amortization .............................              --             1             6
    Interest ...................................................              --             1           (12)
    Income taxes ...............................................             (11)          (23)          (14)
    Principal portion of notes receivable ......................              --             1            72
    Selling, general, and administrative expenses ..............              (5)          (53)          (32)
    Contingent Distribution Rights .............................             (24)           26            34
    Equity and warrant proceeds in excess of income ............               3            --             1
    Lease portfolio sales ......................................              --            --            72
    Other, net .................................................              (3)            2           (45)
                                                                       ---------     ---------     ---------
           Net cash (used) provided by continuing operations ...             (10)           54           382
           Net cash provided by discontinued operations ........               6            80         1,040
                                                                       ---------     ---------     ---------
           Net cash (used) provided by operating activities ....       $      (4)    $     134     $   1,422
                                                                       =========     =========     =========

See accompanying notes to consolidated financial statements.



                         COMDISCO HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005, and 2004

Note 1 - Reorganization

     On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court (consolidated case number 01-24795) (the "Filing"). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002 (the "Effective Date"). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

     Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc.(dissolved on September 27, 2004) , which managed the sale and run-off of the Company's reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc., which managed the sale and run-off of the Company's reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (renamed Comdisco Ventures Fund A LLC), which managed the sale and run-off of the Company's venture financing operations and assets ("Ventures"). The Company's Corporate Asset Management group ("CAM") was responsible for the sale and run-off of certain assets that remained after certain pre-emergence bankruptcy asset sales. The CAM group's operations were managed through Comdisco, Inc. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries ("Prism").

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

     Consummation of the Plan in August 2002 resulted in (i) the distribution of cash totaling approximately $2.2 billion; (ii) the issuance of variable rate senior secured notes due 2004 in aggregate principal amount of $400 million (the "Senior Notes"); (iii) the issuance of 11% subordinated secured notes due 2005 in aggregate principal amount of $650 million (the "Subordinated Notes"); (iv) the issuance of 4.2 million shares of new common stock ("Common Stock"); (v) the issuance of contingent distribution rights (the "CDRs") to holders of the Predecessor company's common stock; and (vi) the cancellation of the Predecessor company's notes, notes payable, common stock and stock options.

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

     Translation Adjustments

     All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other revenue in the consolidated statements of earnings.

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

     Lease Accounting

     See Notes 5 and 6 of Notes to Consolidated Financial Statements for a description of lease accounting policies, lease revenue recognition and related costs.

     Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

     Allowance for Credit Losses

     See Note 9 of Notes to Consolidated Financial Statements for a description of the policy for reserving for credit losses.

     Inventory of Equipment

     Inventory of equipment is stated at the lower of cost or market by categories of similar equipment.

     Property, Plant and Equipment

     The remaining property, a day care facility in Rosemont, Illinois, is offered for sale by the Company at this time. The Company estimates the fair market value of the remaining property is less than $500 thousand as of the date of this filing.

     Equity Securities

     Marketable equity securities: The Company classifies all marketable equity securities as available-for-sale. These marketable equity securities are carried at fair value, based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income
(loss).

     Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"). The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes.

     Warrants: The Company's investments in warrants (received in connection with its lease or other financings) are initially recorded at zero cost and carried in the consolidated financial statements as follows:

     o    Warrants    that   meet   the   criteria   for    classification    as
          available-for-sale  are carried at fair value  based on quoted  market
          prices  with   unrealized  gains  excluded  from  earnings and
          reported in accumulated other comprehensive income.

     o    Warrants  that  do  not  meet  the  criteria  for   classification  as
          available-for-sale continue to be carried at zero value.

     Contingent Distribution Rights

     See Note 16 of Notes to Consolidated Financial Statements for a description of the policy for recording the estimated liability to CDR holders.

     Earnings Per Common Share

     Earnings per common share-basic are computed by dividing the net earnings to common stockholders by the weighted average number of common shares outstanding for the period. Earnings per common share-diluted reflect the maximum dilution that would have resulted from the exercise of stock options. Earnings per common share-diluted are computed by dividing the net earnings to common stockholders by the weighted average number of common shares outstanding and all dilutive stock options (dilutive stock options are based on the treasury stock method).

     Reclassifications

     Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the 2005 presentation.

Note 3 - Discontinued Operations

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

     Following is summary financial information for the Company's discontinued operations for the fiscal years ended September 30, 2005, 2004 and 2003 (in millions):

                                                          Fiscal year ended September 30, 2005
                                                 -----------------------------------------------------
                                                                 Inter-         German
                                                                 national      Leasing
                                                 US Leasing      Leasing      Subsidiary       Total
                                                 ----------     ----------    ----------    ----------
Revenue                                          $        1     $       --    $       --    $        1
                                                 ==========     ==========    ==========    ==========
Earnings from discontinued operations:
  Before income taxes                            $        3     $       --    $       --    $        3
  Income taxes                                           --             --            --            --
                                                 ----------     ----------    ----------    ----------
  Net earnings                                   $        3     $       --    $       --    $        3
                                                 ==========     ==========    ==========    ==========

                                                          Fiscal year ended September 30, 2004
                                                 -----------------------------------------------------
                                                                 Inter-         German
                                                                 national      Leasing
                                                 US Leasing      Leasing      Subsidiary       Total
                                                 ----------     ----------    ----------    ----------
Revenue                                          $       30     $        1    $        2    $       33
                                                 ==========     ==========    ==========    ==========
Earnings (loss) from discontinued operations:
  Before income taxes (benefit)                  $       (9)    $        1    $       (7)   $      (15)
  Income taxes benefit                                   --              2            --             2
                                                 ----------     ----------    ----------    ----------
  Net earnings (loss)                            $       (9)    $        3    $       (7)   $      (13)
                                                 ==========     ==========    ==========    ==========


                                                          Fiscal year ended September 30, 2003
                                                 -----------------------------------------------------
                                                                  Inter-        German
                                                                 national      Leasing
                                                 US Leasing      Leasing      Subsidiary       Total
                                                 ----------     ----------    ----------    ----------
Revenue                                          $      241     $        5    $       78    $      321
                                                 ==========     ==========    ==========    ==========
Gain on sale                                     $       --     $        7    $       24    $       31
                                                 ==========     ==========    ==========    ==========
Earnings from discontinued operations:
  Before income taxes                            $       26     $        9    $       37    $       72
  Income taxes (benefit) (1)                            (12)             1             3            (8)
                                                 ----------     ----------    ----------    ----------
  Net earnings                                   $       38     $        8    $       34    $       80
                                                 ==========     ==========    ==========    ==========

(1)       The $12 million  income tax benefit for US Leasing  during fiscal year
          2003 is due to a reduction of deferred tax liabilities relating to the Company's Canadian operations. See Note 10 of Notes to Consolidated
          Financial Statements for further information relating to income taxes.



Note 4 - Sale of Assets

     Sale of Assets

     US Leasing operations (Former business segment through June 30, 2004)

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

     In April 2004, Bay4 paid Comdisco approximately $15 million in payment of principal on the Company's retained secured non-recourse interest in certain leases purchased by Bay4. The remaining principal balance, which was included in assets of discontinued operations, was approximately $4 million at September 30, 2004, including contractual lease payments of approximately $2.7 million due from a subsidiary of VarTec Telecom Inc. Vartec filed for Chapter 11 bankruptcy protection in November 2004. The Company received approximately $1 million on the remaining principal balance during fiscal 2005. Collectibility on Vartec remains uncertain at this time. The Company has estimated a recovery of $300 thousand at September 30, 2005, and the rest has been written-off.

    European IT Leasing (Former business segment through June 30, 2004)

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

     The Company sold a number of other subsidiaries prior to its fiscal 2004 including its former Austrian subsidiary, Swiss subsidiary, and French subsidiary. None of these sales affected the 2004 or 2005 financial statements. Certain immaterial indemnification obligations still remain from these sales.

     Corporate Asset Management (Former business segment through June 30, 2004)

     On August 4, 2003, the Company announced the completion of the post-closing review of the purchase price calculation for the sale of its Electronics,
Laboratory and Scientific, and Healthcare leasing portfolios to GE Capital. These sales took place during the Company's 2002 fiscal year. The Company received approximately $25 million in the settlement of the purchase price holdbacks. On the same date, the Company also announced that it had agreed to a settlement with GE Capital regarding their future contingent payment obligations on the Electronics equipment leasing business (collectively, the "GE Settlement"). The Company received a single $40 million cash payment and other consideration valued by the Company at approximately $29 million. The other consideration primarily consisted of a participation interest in certain Agere Systems, Inc. ("Agere") lease payments previously purchased by GE Capital. The Company and GE Capital also agreed to a mutual release of substantially all potential indemnification claims under the sale agreements for the Electronics, Laboratory and Scientific, and Healthcare leasing portfolios.

     The Company completed the sale of its Carlstadt property in November 2003 for approximately $2.2 million. The Company recorded a $2.2 million gain during the three months ended December 31, 2003 as a result of the sale.

     On January 7, 2004, the Company completed the sale of its participation interest in certain Agere lease payments (see above for description of the Agere lease payments). The aggregate purchase price was approximately $18 million. Approximately $15 million was received in cash and the remaining $3 million was placed in escrow. Approximately $1.2 million of the escrow was received by the Company on May 12, 2004, and the balance received by the Company on November 11, 2004.

     The participation interest was included in Comdisco's September 30, 2003 balance sheet in receivables at the present value of the minimum payments, or approximately $24 million and, in a like amount, in deferred income. During the year ended September 30, 2005, the Company received approximately $2 million from the escrow. During the year ended September 30, 2004, the Company received approximately $25 million ($9 million in payments prior to the sale, $15 million from the sale and $1 million from the escrow in May 2004), respectively, in payments with respect to the participation interest. All proceeds related to the participation interest have been reflected in Comdisco's earnings when received.

     The Company completed the sale of its former Availability Solutions facility in Eching, Germany in March 2004 for approximately $2.5 million. The Company recorded a $2.5 million gain during the three months ended March 31, 2004 as a result of the sale.

     The only remaining property owned by the Company at September 30, 2005 (which is currently for sale by the Company) is a day-care facility adjacent to the Company's former headquarters, with an estimated fair market value of less than $500 thousand.

     Services (Former Continuity Services business segment was sold on November 15, 2001)

     In November 2003, the Company and SunGard Data Systems, Inc. resolved the disputed matters resulting from the sale of Comdisco's Continuity Services business to Sungard Data Systems, Inc. during its fiscal 2002. The Company received $763,000 in settlement of the dispute, with the balance held in escrow returned to SunGard Data Systems, Inc.

Note 5 - Lease Accounting Policies

     SFAS No. 13, "Accounting for Leases," requires that a lessor account for each lease by either the direct financing, sales-type or operating method. Leased assets are nominal for the year ended September 30, 2005.

     Leased Assets

     Direct financing and sales-type leased assets consisted of the present value of the future minimum lease payments plus the present value of the residual (collectively referred to as the net investment). Residual was the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment's fair value at lease termination, the Company relied on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates were reviewed continuously to ensure reasonableness.

     Operating leased assets consisted of the equipment cost, less the amount depreciated to date.

     Revenue, Costs and Expenses

     o Direct financing leases: Revenue consisted of interest earned on the present value of the lease payments and residual. Revenue was recognized periodically over the lease term as a constant percentage return on the net investment. There were no costs and expenses related to direct financing leases since leasing revenue is recorded on a net basis.

     o Sales-type leases: Revenue consisted of the present value of the total contractual lease payments which was recognized at lease inception. Costs and expenses consisted of the equipment's net book value at lease inception, less the present value of the residual. Interest earned on the present value of the lease payments and residual, which was recognized periodically over the lease term as a constant percentage return on the net investment, was included in direct financing lease revenue in the statement of earnings.

     o Operating leases: Revenue consisted of the contractual lease payments and was recognized on a straight-line basis over the lease term. Costs and expenses were principally depreciation of the equipment. Depreciation was recognized on a straight-line basis over the lease term to the Company's estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. In estimating the equipment's fair value at lease termination, the
          Company relied on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The Company's estimates were reviewed continuously to ensure reasonableness.

     Initial direct costs related to operating and direct financing leases, including salespersons' commissions, were capitalized and amortized over the lease term into leasing costs and expenses. As a result of fresh-start reporting adjustment, all indirect costs have been recognized in the consolidated statement of earnings.

Note 6 - Leased Assets

     The components of the net investment in direct financing and sales-type leases are nominal and $1 million as of September 30, 2005 and September 30, 2004, respectively. The 2004 amount was based on estimated residual value.

     Operating leased assets include the following as of September 30 (in millions):

                                                   2005     2004
                                                  -----    -----
Operating leased assets                           $  --    $   8
Less: accumulated depreciation
  and amortization                                   --       (6)
                                                  -----    -----
Net operating leased assets                       $  --    $   2
                                                  =====    =====

Note 7 - Future Contractual Cash Flows

     Future contractual cash flows are nominal as of September 30, 2005. All future cash inflows are expected to be from the sale of equity securities, recoveries on accounts previously written-off, and refunds from taxing authorities in certain international subsidiaries.

Note 8 - Interest-Bearing Liabilities

     The Company has no interest bearing liabilities as of September 30, 2005 or 2004.

Note 9 - Receivables

         Receivables include the following as of September 30 (in millions):

                                                     2005       2004
                                                    -----      -----
Notes                                               $  --      $   2
Accounts                                               --          1
Other                                                  --          2
                                                    -----      -----
Total receivables                                      --          5
Allowance for credit losses                            --         (1)
                                                    -----      -----
Total                                               $  --      $   4
                                                    =====      =====

     Notes

     During fiscal 2005, the Company collected its remaining Notes receivable.

     Certain payments due from the Agere escrow were included in the balance sheet in Notes at the present value of the minimum lease payments, or approximately $2 million at September 30, 2004, and, in a like amount, in Deferred Income. As payments were received, the Company recorded earnings equal in amount to the payment received. The remaining payment due as of September 30, 2004 was received in November 2004. See Note 4 of Notes to Consolidated Financial Statements.

     Accounts

     Accounts receivable represent lease rentals, notes receivable and equipment sales proceeds due but unpaid as of the balance sheet date.

    Other

     Included in other receivables at September 30, 2004 was approximately $1.1 million of estimated collections on Ventures leases in default that were substantially collected during fiscal 2005.

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

     Changes in the allowance for credit losses (combined Notes and Accounts receivable) for the Company for the years ended September 30, 2005 and 2004 were as follows (in millions):

                                   2005     2004
                                 ------    -----
Balance at beginning of
  period                         $    1    $  11
Provision for credit losses          (6)     (12)
Net credit recoveries (losses)        5        2
                                 ------    -----
Balance at end of period         $   --    $   1
                                 ======    =====

Note 10 - Income Taxes

     The geographical sources of earnings from continuing operations before income taxes were as follows (in millions):

                             Year ended September 30,
                                  2005     2004     2003
                                 -----    -----    -----
United States                    $   8    $ (25)   $  21
Outside United States                2       19       (2)
                                 -----    -----    -----
                                 $  10    $  (6)   $  19
                                 =====    =====    =====

     Income tax benefit included in the consolidated statements of earnings were as follows (in millions):


                              Year ended September 30,
                                   2005    2004    2003
                                  -----   -----   -----
Continuing operations             $  16   $  42   $   1
Discontinued operations              --       2       8
                                  -----   -----   -----
                                  $  16   $  44   $   9
                                  =====   =====   =====

     The components of the income tax benefit credited to continuing operations were as follows (in millions):



                               Year ended September 30,
                                   2005    2004    2003
                                  -----   -----   -----
Current:
 United States                    $  --   $   6   $   5
 Outside United States               16      36      (4)
                                  -----   -----   -----
                                     16      42       1
Deferred:
 United States                       --      --      --
 Outside United States               --      --      --
                                  -----   -----   -----
                                     --      --      --
                                  -----   -----   -----
                                  $  16   $  42   $   1
                                  =====   =====   =====

     The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

                                               Year ended September 30,
                                               2005      2004      2003
                                             ------    ------    ------
U.S. Federal income
  tax rate (tax benefit)                      35.0 %   (35.0)%    35.0 %
Increase (reduction)
  resulting from:
   State income taxes, net
     of U.S. federal tax benefit                 --    (18.2)      6.8
   Foreign income tax rate
     differential                             (4.4)   (710.8)     17.3
   Non-deductible CDR expenses                52.3     425.8        --
   Non-deductible SIP recovery               (21.3)       --        --
   Tax effect of foreign
    dividends and deemed dividends                               226.3
   Change in valuation allowance             (55.6)   (331.5)   (410.5)
   Change in tax contingency reserve
    due to completion of tax audits and
    expiration of statutes of
    limitation                              (168.3)   (100.0)
   Other, net                                 (4.2)     69.7     119.7
                                             ------    ------    ------
                                            (166.5)%  (700.0)%    (5.4)%
                                             ======    ======    ======

         Deferred tax assets and liabilities at September 30, 2005 and 2004 were as follows (in millions):
                                                             2005     2004
                                                            -----    -----
Deferred tax assets (liabilities):
  Foreign loss carryforwards .........................      $  18    $  18
  U.S. NOL C/F - 382 Limit ...........................        147      159
  U.S. NOL Carryforward ..............................        144      113
 AMT credit carryforwards ............................         74       74
 Deferred income .....................................         (1)      --
 Deferred expenses ...................................         (1)       3
 Other, net ..........................................         13       15
 Lease accounting ....................................         (1)      (2)
 Foreign unremitted earnings .........................         --       --
                                                            -----    -----
Gross deferred tax assets (liabilities)                       393      380
 Less: valuation allowance ...........................       (393)    (380)
                                                            -----    -----
Net deferred tax liabilities .........................      $  --    $  --
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

     To the extent that management believes the pre-emergence net deferred tax asset will more likely than not be realized, a reduction in the valuation allowance established in fresh-start accounting will be recorded. The reduction in this valuation allowance (if any) will increase additional paid-in capital. At September 30, 2005, the Company had not made such a determination.

     The Company's emergence from bankruptcy on July 31, 2002 for financial statement purposes, constituted an ownership change under section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation. However, the Company has provided a valuation allowance for the entire value of the net operating loss as it does not foresee utilizing the carryforwards in the future.

     For financial reporting purposes, the Company has approximately $52 million of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $18 million to offset this deferred tax asset. At September 30, 2005, the Company has available for U.S. federal income tax purposes the following carryforwards (in millions):

                                                            Year            Net
                                                         scheduled    operating
                                                         to expire         loss
                                                         ---------    ---------
                                                              2008    $      10
                                                              2018            9
                                                              2019           17
                                                              2021          394
                                                                      ---------
                                                         382 Limit    $     421
                                                                      =========
                                                              2022    $      54
                                                              2023          257
                                                              2024           37
                                                              2025           35
                                                                      ---------
                                                                      $     383
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

     The Company undergoes audits by foreign, state and local tax jurisdictions. As of September 30, 2005, no material assessments have been made by these tax authorities.

Note 11 - Equity Securities

     On February 23,2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The Agreement includes substantially all of the Company's warrant and equity investment portfolio. Windspeed is entitled to certain fixed and declining management fees. Additionally, after the Company has realized a specified amount (which occurred during fiscal 2005), Windspeed shares in the net receipts at various percentages. The Company paid Windspeed approximately $1.2 million during fiscal 2005 related to the Agreement, which was based on cumulative liquidations of $23 million since the inception of the Agreement. Copies of the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC (the former Comdisco Ventures, Inc.), dated as of February 20, 2004 by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC and the Limited Liability Company Agreement of
Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquisition Fund, L.P. were filed with the SEC on a Form 8-K pursuant to Item 5 on February 23, 2004. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies is being provided by Windspeed.

     Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross         Gross
                                     unrealized    unrealized      Market
                              Cost        gains        losses       value
                              ----   ----------    ----------      ------
September 30, 2005            $  -   $        5    $        -      $    5
September 30, 2004            $  1   $        8    $        -      $    9

     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income. At September 30, 2005, the Company held securities of three publicly-traded companies; Akamai Technologies, Inc., Xenoport, Inc., and Neustar, Inc. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term. The Company's practice is to sell its marketable equity securities upon the expiration of the lock-up period.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of earnings.

     Equity investments in private companies:

     The Company's policy for equity investments in privately held companies, which are non-quoted investments, is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value of $4 million at September 30, 2005 and $5 million at September 30, 2004. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Write-downs of equity securities totaled $1 million and $2 million during fiscal year 2005 and 2004, respectively.

Note 12 - Common Stock and Other Comprehensive Income

     When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of September 30, 2005, the Company had 4,034,353 shares of common stock outstanding and 165,647 shares of common stock held in treasury.


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

     The Company's Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

                               Year ended September 30,
                                2005     2004     2003
                               -----    -----    -----
Average common shares issued   4,200    4,200    4,200
Average common shares held
  in treasury                   (133)      (3)      (1)
                               -----    -----    -----
                               4,067    4,197    4,199
                               =====    =====    =====

     There are no adjustments to net earnings to common stockholders for basic and diluted earnings per share calculations for any of the periods presented above.

     Components of other comprehensive earnings consists of the following (in millions):

                                                              Year ended September 30,
                                                              2005     2004      2003
                                                             -----    -----     -----
Foreign currency translation adjustments                     $   1    $  --     $  (2)
Unrealized gains (losses) on securities:
  Unrealized holding gains arising
   during the period                                             5        7        13
  Reclassification adjustment for gains
   included in earnings before
   income taxes benefit                                         (8)     (10)       (2)
                                                             -----    -----     -----
Net unrealized losses before
   income taxes                                                  3        3        11
Income taxes                                                    --       --        --
                                                             -----    -----     -----
Net unrealized losses                                            3        3        11
                                                             -----    -----     -----
Other comprehensive loss                                         2        3         9
Net earnings                                                    29       23       100
                                                             -----    -----     -----
Total comprehensive income                                   $  27    $  20     $ 109
                                                             =====    =====     =====

     Accumulated   other   comprehensive   loss  presented   below  and  in  the
accompanying   consolidated   balance  sheets  consists  of  the  following  (in
millions):

SUCCESSOR                                              Unrealized
                                           Foreign        gain on     Unrealized      Accumulated
                                          currency      available-       gain on            other
                                       translation       for-sale     derivative    comprehensive
                                        adjustment     securities    instruments     income (loss)
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2003          $         2    $        11    $        --    $          13
Pretax amount                                   --             (3)            --               (3)
Income taxes                                    --             --             --               --
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2004                    2              8             --               10
Pretax amount                                    1             (3)            --               (2)
Income taxes                                    --             --             --               --
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2005          $         3    $         5    $        --    $           8
                                       ===========    ===========    ===========    =============

Note 13 - Employee Benefit Plans

     The Company's Retirement Plan covered substantially all domestic employees. Effective March 31, 2004, the Comdisco Board of Directors approved the termination of the Comdisco Retirement Plan. Other than a final forfeiture contribution made in July, 2004, no further employee or employer contributions have been made to the Retirement Plan. A request with the IRS was filed to ensure that the Retirement Plan remains "qualified" for distribution upon its termination. On July 8, 2005, the IRS determined that the termination of the Retirement Plan does not adversely affect its qualification for federal tax purposes. All participant accounts are targeted to be distributed from the Comdisco Retirement Plan by December 31, 2005. On August 10, 2005, the Retirement Plan Administrator on behalf of the Retirement Plan filed a claim in the Securities Litigation (See Item 3. Legal Proceedings).

Note 14 - Fair Value of Financial Instruments

         The estimated fair value of the Company's financial instruments are as follows as of September 30 (in millions):

                                                 2005                  2004
                                         -----------------    -----------------
                                         Carrying     Fair    Carrying     Fair
                                           amount    value      amount    value
                                         --------    -----    --------    -----
Assets:
Unrestricted Cash and cash equivalents   $    103    $ 103    $    157    $ 157
Marketable equity securities ..........         5        5           9        9
Equity investments in private companies         4       23           5       20
Notes receivable ......................        --       --           2        2

         Fair values were determined as follows:

     The carrying amounts of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

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

     Equity investments in private companies consist primarily of small investments in approximately two hundred private companies and are primarily non-quoted securities. Any quoted securities are due to restrictions on the securities for one year or more. Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value. The fair value of the Company's equity investments in private companies, including warrants, was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, since as of September 30, 2005, 87 percent of the estimated fair market value of the entire portfolio is concentrated in 15 individual companies and approximately 41 percent of the estimated amount is in 2 individual companies.

     Notes receivable were estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar business profiles.

Note 15 - Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the fiscal years ended September 30, 2005 and 2004, are as follows (in millions except per share data):

                                                                     Quarter ended
                                            ---------------------------------------------------------------------
                                              December 31,        March 31,          June 30,      September 30,
                                            ---------------   ---------------   ---------------   ---------------
                                              2004     2003     2005     2004     2005     2004     2005     2004
                                            ------   ------   ------   ------   ------   ------   ------   ------
Total revenue                               $   17   $   46   $    9   $   36   $    7   $   21   $    4   $    7
Earnings  (loss) from continuing
operations                                       9       26       11       26        4       (2)       2      (13)
Earnings (loss) from discontinued
operations                                      --      (12)      -- (A)   (8)       3       10        -       (3)
                                            ------   ------   ------   ------   ------   ------    ------  ------
Net earnings (loss) to common
  stockholders                              $    9   $   14   $   11   $   18   $    7   $    8   $    2   $  (16)
                                            ======   ======   ======   ======   ======   ======   ======   ======
Earnings (loss) from continuing
operations-diluted                          $ 2.20   $ 6.16   $ 2.77   $ 6.00   $ 1.00   $(0.41)  $ 0.34   $(3.14)
Earnings (loss) from discontinued
operations                                    0.04    (2.87)   (0.18)   (1.80)    0.85     2.29     0.02    (0.83)
                                            ------   ------   ------   ------   ------   ------   ------   ------
Net earnings (loss) per common
share-diluted                               $ 2.24   $ 3.29   $ 2.59   $ 4.20   $ 1.85   $ 1.88   $ 0.36   $(3.97)
                                            ======   ======   ======   ======   ======   ======   ======   ======
(A) - Second quarter actual of $541 thousand rounded down for the purposes of this filing.



Note 16 - Other Financial Information

     Legally restricted cash represents cash and cash equivalents that are related to the Company's employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company. Legally restricted cash is comprised of the following at September 30, 2005 and September 30, 2004 (in millions):


                                                                2005     2004
                                                               -----    -----
Incentive compensation escrow                                  $   1    $   9
Other                                                              4        1
                                                               -----    -----
                                                               $   5    $  10
                                                               =====    =====

     The decrease in the incentive compensation escrow is primarily the result of payments, approved by the Board of Directors, made during the year ended September 30, 2005 under the Company's Bankruptcy court approved compensation plans.

     Other assets at September 30 were as follows (in millions):

                                                                2005     2004
                                                               -----    -----
  Deferred costs                                               $   2    $   3
  Other                                                            -        1
                                                               -----    -----
                                                               $   2    $   4
                                                               =====    =====

     Other liabilities at September 30 were as follows (in millions):

                                                                2005     2004
                                                               -----    -----
Accrued compensation                                           $   2    $  12
CDRs                                                              46       70
Other                                                              1        2
                                                               -----    -----
   Total other                                                 $  49    $  84
                                                               =====    =====

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans. The decrease in the accrued compensation liability from $12 million at September 30, 2004 to $2 million at September 30, 2005 is primarily the result of payments made by the Company under its Bankruptcy court approved management incentive compensation plans.

     From October 2004 to September 2005, the Company made payments to holders of CDRs totaling approximately $37 million. CDR expense was approximately $13 million for fiscal 2005. Accordingly, the liability for CDRs has decreased from $70 million to $46 million from September 30, 2004 to September 30, 2005, respectively.

     Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of Statement of Financial and Accounting Standards No. 5, Accounting For Contingencies ("SFAS No. 5"). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimatable as of the balance sheet date.

     The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc., and the collection and distribution of Trust Assets.

     The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for the estimated fair market value of the remaining property held for sale, which did not impact book equity for financial reporting purposes at September 30, 2005. See Note 4 of Notes to Consolidated Financial Statements for further discussion of this item.

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

     Estimated Disputed Claims consisted of $59 million as of September 30, 2005. The Disputed Claim Reserve consisted of $61 million in cash and approximately 63 thousand shares of Common Stock. $40 million of the $59 million remaining estimated Disputed Claims have been disallowed in full or in part by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $19 million unresolved at the date of this filing. These $19 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $19 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $11 million.

     As discussed above, $40 million of the approximately $59 million of Approved Claims are expected to be ultimately disallowed. However, A portion of the $40 million estimated Disputed Claims are under appeal as of the date of this filing. Any appellate ruling adverse to the Company may materially reduce the CDR liability as of September 30, 2005 and could negatively impact future CDR distributions. If the $40 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $16 million.

Note 17 - Industry Segment and Operations by Geographic Areas

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):


                              Year ended September 30,
                                     2005     2004
                                    -----    -----
North America                       $  36    $  77
Europe                                  1       31
Pacific Rim                            --       --
                                    -----    -----
                                    $  37    $ 108
                                    =====    =====


     The following table presents total assets and cash by geographic location based on the location of the Company's offices as of September 30 (in millions):

                                                2005              2004
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  116   $105     $ 192   $162
Europe                                          8      3         7      5
Pacific Rim                                     1     --        --     --
                                           ------   ----     ------  ----
Total                                      $  125   $108     $ 199   $167
                                           ======   ====     ======  ====

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

(1)      Evaluation of Disclosure Controls and Procedures

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

(2)      Management Report on Internal Control Over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and implemented by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

     Based on our assessment, management believes that, as of September 30, 2005, the Company's internal control over financial reporting is effective.

     The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears in Item 8 "Financial Statements and Supplementary Data."


(3)      Change in Internal Controls

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     During fiscal 2005, the Authorized Representatives responsible for the Company's controller and treasury functions resigned. However, they continue to serve as consultants to the Company. The Company designed internal controls to be effective in the new environment.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     As discussed in Part I above, all the individuals serving on the Board of Directors resigned their position as directors on August 12, 2004 except for Randolph I. Thornton who has continued on as sole director. Also, on the same date, all the officers of the Company resigned their respective officer positions. Before resigning their positions as directors, the Board of Directors appointed Randolph I. Thornton as Chief Executive Officer, President and Secretary of the Company. Mr. Thornton's appointment as the Company's Initial Disbursing Agent also became effective at this time. As Initial Disbursing Agent, Mr. Thornton has assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized Debtors' Plan and Chapter 11 cases. The Company's Board of Directors took this action as the next step in the wind down of operations pursuant to the Plan. Because the Company's equity securities are not listed on any stock exchange or traded on Nasdaq, the Company is not required to comply with the corporate governance requirements mandated by stock exchanges, Nasdaq and the Securities and Exchange Commission.

Sole Officer and Director

         Randolph I. Thornton  (Age 60 - Director since August 2002)

     Effective August 12, 2004, Mr. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Prior to his retirement in January 2005, he was a managing director and senior credit officer of Citigroup, Inc. where he managed hundreds of corporate reorganization matters in a thirty-three year career. He is currently a member of the board of directors of Looking Glass Networks, Inc. He also serves as non-executive Chairman for National Energy & Gas Transmission, Inc. and Core-Mark International, Inc. He is also a member of the Advisory Board of XRoads Solutions Group, LLC.


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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2005.

Code of Ethics

     On June 30, 2005, the Company updated and made effective its revised Code of Conduct for its employees and its Code of Conduct Applicable to The Chief Executive Officer and Authorized Representatives. Copies are available on the Company's website. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website at www.comdisco.com and in future filings. To date, the Company has granted no such waivers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     This table shows the compensation earned by Randolph I. Thornton, the Company's sole officer and current Chief Executive Officer President, and Secretary. The person named in this table and in this section is referred to as the "named executive officer."

                                                                                Long-Term
                                    Annual Compensation                      Compensation
                      ------------------------------------------------       ------------
                                                                                  Payouts
                                                              Other            under non-
                                                             Annual           stock price-     All Other
   Name and Principal                                     Compensation         based plans   Compensation
      Position          Year      Salary($)  Bonus($)          ($)                 ($)            ($)
---------------------   ----      --------   --------     ------------        ------------   ------------
Randolph I. Thornton    2005            --         --          138,700  (1)             --             --
Chief Executive         2004            --         --           83,900  (2)             --             --
Officer                 2003            --         --               --  (3)             --             --

----------------------------------------------------------------------------------------------------------

(1) Amount reflects total payments earned by Mr. Thornton for 2005 pursuant to the Disbursing Agent Agreement. Mr. Thornton is not an employee of the Registrant.

(2) Amount reflects total payments earned by Mr. Thornton from June 2004 through September 2004 pursuant to the Disbursing Agent Agreement. Mr. Thornton is not an employee of the Registrant.

(3)     Mr. Thornton served as a Director for the Registrant in 2003.

Option/SAR Grants/Exercises in the Last Fiscal Year

     The Company does not have any stock option plans available to employees. Accordingly, no stock options or stock appreciation rights ("SARs") were outstanding or aggregated by the named executive officer in fiscal 2005. The Company does not plan to issue any options or SARs in the foreseeable future.

Bankruptcy Court-Approved Compensation Plans: Management Incentive and Stay Bonus Plans

     The Bankruptcy Court-Approved Compensation Plans remain in effect for the remaining 7 employees. These plans serve an essential dual purpose of retaining and motivating the remaining key employees.

     Specifically, the Management Incentive Plan (the "MIP") was designed to retain key employees and give them incentive to maximize the value of the assets. The Stay Bonus Plan was designed to retain essential support and professional staff. These compensation plans were approved by the Bankruptcy court on June 18, 2002 with a retroactive effective date of April 1, 2002. (The MIP and Stay Bonus Plan comprise the "Compensation Plans," which were incorporated by reference to Exhibit 10.1, Exhibit 10.2 and Exhibit 10.3 filed with the Company's Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, file No. 0-49968.) In addition, on October 3, 2003, the Board of Directors approved non-material adjustments to some components of the MIP. The Board of Directors also approved a Special
Performance Bonus Plan for certain key individuals, none of whom were executives, in the Stay Bonus Plan effective October 1, 2003 and, effective April 1, 2004, all remaining Stay Bonus participants, none of whom were executives, became eligible to participate in the Special Performance Bonus Plan.

     The Stay Bonus Plan is a retention program that covered 13 U.S. employees for all or part of the period October 1, 2004 through September 30, 2005 and was designed to retain essential support and professional personnel who assist managers and key employees most directly responsible for the success of the Plan. Eligible participants under this compensation plan accrue one week's salary for each two weeks of work. The accrued benefit was paid in four quarterly installments each year on or about February 15, May 15, August 15, and November 15. The total cost of the Stay Bonus Plan was $251 thousand for the period October 1, 2004 until September 30, 2005. Historically, one-half of each bonus was placed in an account for the future benefit of the employee. The Company discontinued this process in August 2004 because aggregate withheld balances combined with severance benefits were significant enough to serve its purpose of retaining the employee. The Company continued to withhold one-half of each bonus for certain SIP Participants until their remaining obligation was met. The Company continues to hold $65 thousand for the future benefit of 3 Stay Bonus Plan participants as of September 30, 2005.

     Historically, the MIP was tailored to provide appropriate levels of compensation to key employees in each of the Company's business units as well as at the corporate level. The MIP consisted of two performance based elements: an Upside Sharing element and a Semiannual Bonus element. As of September 30, 2005, all Upside Sharing performance based elements of the MIP have been paid. Currently, the Company utilizes the Semiannual Bonus component of the MIP, which is intended to provide adequate compensation for retention and motivation of key corporate employees through the remainder of the Company's wind down of operations. Employees who voluntarily terminate their employment prior to their respective payment dates under the MIP or who are terminated for cause are not eligible for any payments from this plan. Historically, one-half of each bonus was placed in an account for the future benefit of the employee. The Company discontinued this process in August 2004 because the aggregate withheld balances combined with severance benefits were significant enough to serve its purpose of retaining the employee. The Company continues to hold $531 thousand for the future benefit of 4 MIP participants as of September 30, 2005.

     The Claims Minimization Bonus Plan included 8 participants who were eligible to participate in an incentive sharing pool based on reducing off-balance sheet claims (excluding SIP claims) and tax claims filed in the bankruptcy estate of Comdisco, Inc. None of the participants participated in any Upside Sharing Plan. As claims were reduced, the Company funded the incentive sharing pool. On July 20, 2005, the Company's Board of Directors approved payments to participants under the Claims Minimization Bonus Plan.


     The Special Performance Bonus Plan was designed to provide goal oriented incentives to certain employees who are not participants in the MIP.

     The following table presents compensation earned and deferred in fiscal 2005 for participants in the Semiannual Bonus Plan, Consolidated Corporate Upside Sharing Bonus Plan, Stay Bonus Plan, Special Performance Bonus Plan, and Claims Minimization Bonus Plan. Amounts reflect payment adjustments made to the MIP bonus plans in accordance with the Bankruptcy court approved compensation plans.

                                                                                                  Aggregate Deferred
Bonus Plan                            Participants (#)       Total Earned ($)   Total Paid ($)    for SIP Obligation
--------------------------            ----------------       ---------------    --------------    ------------------
MIP (Semiannual Bonus Plan)                   7              $     1,671,333    $    1,671,333    $               --
MIP (Consolidated Corporate
     Upside Sharing Bonus Plan)               1 (1)                  495,982           495,982                    --
                                                             ---------------    --------------    ------------------
   Total MIP                                                       2,167,315         2,167,315                    --
Stay Bonus Plan                              13                      250,772           231,365                19,407
Special Performance Bonus Plan               13                      213,005           197,529                15,476

Claims Minimization Bonus Plan                8                    1,247,846         1,097,379               150,467
                                                             ---------------    --------------    ------------------
   Totals                                                    $     3,878,938    $    3,693,588    $          185,350(2)
                                                             ===============    ==============    ==================
--------------------------------------------------------------------------------------------------------------------


(1) At the plan's inception, there were two participants. One participant's bonus was applied to his SIP obligation during fiscal 2004. See Long-Term Incentive Plans for more details on the 2005 payment.

(2)  Deferred amount was applied to certain participant's SIP obligation.

Long-Term Incentive Plans - Awards in Last Fiscal Year

     There were no long-term incentive plan awards made to the named executive officer in fiscal 2005. Mr. Thornton was not a participant in any of the Upside Sharing Plans. The Company's former Chief Executive Officer, Ron Mishler, was a participant in the Consolidated Corporate Upside Sharing Plan. He received an advance payment of $2,668,650 during fiscal 2004 and was paid the remaining balance of $495,982 after End of Term was declared effective September 1, 2005.

Defined  benefit or  actuarial  plan disclosure.

Not applicable.

Compensation of Directors

     The Disbursing Agent's compensation for fiscal year ended September 30, 2005 is shown on the executive compensation table shown above. He received no additional compensation for serving as the Director in 2005.

     In fiscal 2005, the Compensation Committee of the Board of Directors met two times.

Report of the Compensation Committee

     The purpose of the Compensation Committee is to ensure that the employees of the Company and its wholly-owned subsidiaries were compensated effectively in a manner consistent with the stated compensation strategy of the Company in furtherance of the Plan and requirements of the appropriate regulatory bodies. Per the charter, which was updated on June 30, 2005 to reflect the implementation of the Initial Disbursing Agreement, the duties and responsibilities of the committee included (but were not limited to): (a) reviewing the Company's compensation strategy, (b) reviewing and approving, as appropriate, bonus recommendations for the remaining employees of the Company, and (c) reviewing employee benefit plans of the Company.

SUBMITTED BY RANDOLPH I. THORNTON

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock Owned by Certain Beneficial Owners

     The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2005 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

      Stockholders Owning at Least 5 percent of the Company's Common Stock

                                                   Shares            Percent of
           Name and Address                   Beneficially Owned        Class
   -----------------------------------        ------------------        -----
    Berkshire Hathaway, Inc. (1)
       1440 Kiewit Plaza
     Omaha, Nebraska 68131                        1,518,978             37.65%

    Davidson Kempner Partners (2)
         885 Third Avenue
     New York, New York 10022                       946,753             23.47%

    Horizon Asset Management, Inc. (4)
        470 Park Avenue South
        New York, NY, 10016                         265,318              6.58%

    Kinetics Asset Management, Inc. (3)
        8470 Park Avenue South
        84th Floor South,
        New York, NY, 10016                         229,066              5.68%

     (1) The information with respect to 1,518,978 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on a Report on
          Schedule 13F-HR dated September 30, 2005 and filed with the SEC on November 14, 2005.

     (2) The information with respect to 946,753 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on Form 4 dated and filed with the SEC on November 3, 2005.

     (3) The information with respect to 265,318 shares of Common Stock beneficially owned by Horizon Asset Management, Inc. is based on a Report on Schedule 13G dated and filed with the SEC on February
          23, 2005.

     (4) The information with respect to 229,066 shares of Common Stock beneficially owned by Kinetics Asset Management, Inc. is based on a Report on an Amended Schedule 13G dated and filed with the SEC on February 23, 2005.



Common Stock Owned by Directors and Executive Officers

     Mr. Thornton (who is the Company's sole officer and director) does not beneficially own any shares of the Company's common stock in the Company as of December 1, 2005. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

Equity Compensation Plan Information

     The Company has not reserved any equity securities for compensation to its employees or its sole officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Disbursing Agent, Randolph I. Thornton had been a member of the Company's Board of Directors and the Compensation Committee since August 2002, was a Managing Director within the Institutional Recovery Management Department within Citigroup until his retirement from Citigroup in February 2004. Citigroup was a creditor of Comdisco, Inc. and Mr. Thornton was a co-chair of the statutory creditors' committee. On September 30, 2002, as part of the initial distribution to holders of allowed Class C-4 Claims conducted in accordance with the Plan, Citigroup received approximately $35.3 million in cash, $6.3 million and $10.3 million of Senior Notes and Subordinated Notes, respectively, and 66,521 shares of the Company's Common Stock. Citigroup adopted certain procedures to govern disclosure by Mr. Thornton of the Company's confidential information.

     There was no  indebtedness  of management to the  registrant  during fiscal
2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Audit Committee of the Board of Directors

     The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal 2005. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee since for the entire fiscal 2005. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or trade on Nasdaq.

     One of Mr. Thornton's primary responsibilities is to provide oversight of the integrity of the Company's financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors' objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

     Based on the review and discussions described in this report, Mr. Thornton determined that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, for filing with the SEC.

     Mr. Thornton, as sole director and Disbursing Agent, appointed KPMG LLP as independent auditors for the Company for fiscal 2006.

         Principal Accountant Audit Fees and Services Fees

     The following table describes fees for professional audit services rendered by KPMG, the Company's principal accountant, for the audit of our annual financial statements for the years ended September 30, 2005 and September 30, 2004 and fees billed for other services rendered by KPMG during those periods.

Type of Fee                                        2005                 2004
----------------------                       ----------           ----------
Audit Fees (1)                               $  378,000           $  699,000
Audit Related Fees (2)                               --              201,000
Tax Fees (3)                                    316,400              235,000
All Other Fees (4)                                   --               54,000
----------------------                       ----------           ----------
Total                                        $  694,400           $1,189,000
                                             ==========           ==========

     (1) Audit Fees, including those for statutory audits, include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by KPMG for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q.

     (2) Audit Related Fees include the aggregate fees paid by the Company during 2004 indicated for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company's financial statements and not included in Audit Fees. Also included in Audit Related Fees are fees for accounting advice.

     (3) Tax Fees include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

     (4) All Other Fees include the aggregate fees paid by the Company during 2004 indicated for products and services provided by KPMG, other than the services reported above.


Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

     Pursuant to its charter, the Audit Committee of Comdisco Holding Company's Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Comdisco and its independent auditors. Mr. Thornton, as sole director and Initial Disbursing Agent, has assumed that responsibility. KPMG's engagement to conduct the audit of Comdisco Holding Company, Inc. was approved by the Audit Committee. Additionally, each permissible non-audit engagement or relationship between Comdisco and KPMG has been reviewed and approved by the Audit Committee, as provided in its charter.

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

4.1 Rights Agent Agreement between the Registrant and Mellon Investor Services L.L.C., as Rights Agent, dated as of August 12, 2002 (Incorporated by reference to Exhibit 4.5 filed with the Company's Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968)

10.1* Motion, dated as of May 24, 2002, and Order, dated as of June 18, 2002, Pursuant to 11 U.S.C. Sections 105(a) and 363(b)(1) Approving and Authorizing the Debtors' Stay Bonus Plan and Management Incentive Plan, dated June 18, 2002 (Incorporated by reference to Exhibit 10.1 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

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

10.4 Motion for an Order in Furtherance of the First Amended Joint Plan of Reorganization of Comdisco, Inc. and its Affiliates Seeking Authority to Complete the Administration of the Reorganized Debtors' Reorganization Plan and Chapter 11 Cases, dated February 17 2004, (Incorporated by reference to Exhibit
               99.2 filed with the Company's Report on Form 8-K dated February 17, 2004, as filed with the Commission on February 18, 2004, File No. 0-49968)

10.5 Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to
               Exhibit 99.1 filed with the Company's Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

10.6 Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P (Incorporated by reference to Exhibit 99.2 filed with the Company's Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

10.7* Disbursing Agent Agreement. (Incorporated by reference with the Company's Report on 10-K dated December 14, 2004 as filed with the commission on December 14, 2004, File No. 0-49968.)

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

                                            COMDISCO HOLDING COMPANY, INC.




Dated: December 14, 2005                    By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2005.


SIGNATURE                                   DATE



/s/ Randolph I. Thornton                       December 14, 2005
---------------------------------
Name:  Randolph I. Thornton
Title: Chief Executive Officer and
       President
       (Principal Financial and
        Accounting Officer)
       Sole Director

                                                                  Exhibit 11.1
                         COMDISCO HOLDING COMPANY, INC.
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                      (in thousands except per share data)

     Average shares used in computing earnings per common and common equivalent share were as follows:

                                                                                            2 months      10 months
                                                                                              ended          ended
                                                             Years ended September 30,            30, |     July 31,   Years ended
(in millions except per share data)                  2005          2004          2003           2002  |        2002          2001
                                              -----------   -----------   -----------    -----------  | -----------   -----------
Average common shares issued ................       4,200         4,200         4,200          4,200  |     225,555        225,366
Effect of dilutive options ..................          --            --            --             --  |          --             -
Average common shares held in treasury ......        (133)           (3)           (1)            --  |     (74,996)       (74,120)
                                              -----------   -----------   -----------    -----------  | -----------    -----------
  Total .....................................       4,067         4,197         4,199          4,200  |     150,559        151,245
                                              ===========   ===========   ===========    ===========  | ===========    ===========
Net earnings (loss) to common stockholders .. $    28,705   $    23,690   $   100,373    $   224,153  | $  (540,714)   $  (272,174)
                                              ===========   ===========   ===========    ===========  | ===========    ===========
                                                                                                      |
Net earnings (loss) per common share:                                                                 |
 Earnings (loss) per common share-basic:                                                              |
    Earnings (loss) from continuing                                                                   |
     operations ............................. $      6.33   $      8.61   $      4.80    $     (8.28) |  $    (6.52)    $    (1.37)
    Earnings (loss) from discontinued                                                                 |
     operations .............................         .73         (3.21)        19.11           4.27  |        1.91           (.44)
    Extraordinary gain ......................          --            --            --          57.38  |        1.02             --
    Cumulative effect of change in accounting                                                         |
      principle .............................          --            --            --             --  |          --            .01
                                              -----------   -----------   -----------    -----------  | -----------    -----------
                                              $      7.06   $      5.40   $     23.91    $     53.37  | $     (3.59)   $     (1.80)
                                              ===========   ===========   ===========    ===========  | ===========    ===========
                                                                                                      |
Net earnings (loss) per common share-diluted:                                                         |
    Earnings (loss) from continuing                                                                   |
     operations ............................. $      6.33   $      8.61   $      4.80     $   (8.28)  | $    (6.52)    $    (1.37)
    Earnings (loss) from discontinued                                                                 |
     operations .............................         .73         (3.21)        19.11          4.27   |        1.91           (.44)
    Extraordinary gain ......................          --            --            --         57.38   |        1.02             --
    Cumulative effect of change in accounting                                                         |
      principle .............................          --            --            --            --   |          --            .01
                                              -----------   -----------   -----------    -----------  | -----------    -----------
                                              $      7.06   $      5.40   $     23.91     $   53.37   |  $    (3.59)    $    (1.80)
                                              ===========   ===========   ===========    ===========  | ===========    ===========

     In accordance with Statement of Financial Accounting Standards No. 128-Earnings Per Share, no potential common shares (the assumed exercise of stock options) are included in the computation of any diluted per share amount when a loss from continuing operations exists.

                                                                   Exhibit 22.1


                         Comdisco Holding Company, Inc.
              Subsidiaries of the Registrant as of December 1, 2005

              Subsidiary State or Sovereign Power of Incorporation

Subsidiaries included in the Registrant's consolidated financial statements:

Comdisco United Kingdom Limited...................................United Kingdom
Comdisco Australia Pty. Ltd......................................New South Wales
Comdisco New Zealand.................................................New Zealand
Comdisco Canada Ltd......................................................Ontario
Comdisco Canada Equipment Finance Limited Partnership....................Ontario
Comdisco Equipment Solutions (Europe) B.V............................Netherlands
Comdisco GmbH & Co. Leasing and Finance KG...............................Germany
Comdisco Holdings (U.K.) Limited .................................United Kingdom
Comdisco Investment Group, Inc. ........................................Delaware
Comdisco Management GmbH ................................................Germany
Comdisco, Inc. .........................................................Delaware
Comdisco de Mexico, S.A. de C.V...........................................Mexico

2                                                                   Exhibit 31.1

                                  CERTIFICATION
                    Certification of Principal Executive Officer
                                        AND
                   Certification of Principal Financial Officer


I,Randolph I. Thornton, Chief Executive Officer, President and sole officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-K of Comdisco Holding Company, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. As the sole officer of the registrant, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)       Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. As the sole officer of the registrant, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: December 14, 2005


                  By:  /s/ Randolph I. Thornton
                  ----------------------------------
                  Name: Randolph I. Thornton
                  Title:  Chief Executive Officer and President
                  (Principal Financial and Accounting Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-K of Comdisco Holding Company, Inc. (the "Company") for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




Dated: December 14, 2005                By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                        Name:  Randolph I. Thornton
                                        Title: Chief Executive Officer
                                               and President




Dated: December 14, 2005                By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                        Name:  Randolph I. Thornton
                                        Title: Chief Executive Officer
                                               and President
                                               (Principal Financial
                                                and Accounting Officer)


     This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.