Form 10-Q
period 2005-12-31
COMDISCO HOLDING CO INC
filed 2006-02-09
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in rule 12b-2 of the Exchange Act (Check One): Large accelerated filer[ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,034,353 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on January 31, 2006.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION..........................................  3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three months ended
   December 31, 2005 and the three months ended December 31, 2004 (Unaudited) 4

   Consolidated Balance Sheets -- December 31, 2005 (Unaudited) and
   September 30, 2005 (Audited) ............................................  5

   Consolidated Statements of Cash Flows -- Three months ended
   December 31, 2005 and the three months ended December 31, 2004 (Unaudited) 6

   Notes to Consolidated Financial Statements (Unaudited)...................  8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 11

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 18

  Item 4.   Controls and Procedures......................................... 19

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 19

  Item 1A.  Risk Factors.................................................... 19

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 22

  Item 3.   Defaults Upon Senior Securities................................. 22

  Item 4.   Submission of Matters to a Vote of Security Holders............. 22

  Item 5.   Other Information............................................... 22

  Item 6.   Exhibits ....................................................... 22

SIGNATURES.................................................................. 23

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

     Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed below in Section 1A of Part II of this Form 10-Q. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)

                                                        Three months ended
                                                            December 31,
                                                           ----    ----
                                                           2005    2004
                                                          -----   -----
Revenue
Gain on sale of equity and warrant portfolio ...........  $   5   $   3
Sales ..................................................     --       2
Agere lease participation payment ......................     --       2
SIP recovery ...........................................     --       5
Interest income.........................................      1       1
Foreign exchange gain...................................      1      --
Receipt of pre-bankruptcy receivable
set-off by claimant against amounts
due                                                          --       3
Other ..................................................     --       1
                                                          -----   -----
        Total revenue ..................................      7      17
                                                          -----   -----
Costs and expenses
Sales ..................................................     --       1
Selling, general and administrative ....................      2       6
Contingent distribution rights .........................      5       3
Bad debt expense .......................................     (1)     (2)
                                                          -----   -----
     Total costs and expenses ..........................      6       8
                                                          -----   -----
Earnings from continuing operations before income
  taxes ................................................      1       9
Income taxes ...........................................     --      --
                                                          -----   -----
Earnings from continuing operations ....................      1       9
Earnings from discontinued operations, net of
tax ....................................................     --      --
                                                          -----   -----
Net earnings ...........................................  $   1   $   9
                                                          =====   =====

Basic earnings per common share:
  Earnings from continuing operations ..................   $0.22  $2.20
  Earnings (loss) from discontinued operations .........   (0.01)  0.04
                                                           -----  -----
  Net earnings .........................................   $0.21  $2.24
                                                           =====  =====
Diluted earnings per common share:
  Earnings from continuing operations ..................   $0.22  $2.20
  Earnings (loss) from discontinued operations .........   (0.01)  0.04
                                                           -----  -----
  Net earnings .........................................   $0.21  $2.24
                                                           =====  =====
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                  December 31,    September 30,
                                                     2005              2005
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $ 112             $ 103
Cash - legally restricted .......................       5                 5
Income tax receivable ...........................       1                 6
Receivables, net ................................       1                --
Equity securities ...............................       6                 9
Deferred Costs...................................       1                 2
                                                    -----             -----
                                                    $ 126             $ 125
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   1             $   1
Income taxes ....................................       2                 2
Other liabilities:
  Accrued compensation ..........................       2                 2
  Contingent distribution rights ................      51                46
  Dividend payable ..............................      20                --
  Taxes other than income........................      --                 1
                                                    -----             -----
   Total other liabilities ......................      73                49
                                                    -----             -----
                                                       76                52
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares
   4,034,353 shares outstanding at
   December 31, 2005 and September 30, 2005 .....      --                --
  Additional paid-in capital ....................      50                60
  Accumulated other comprehensive income ........       4                 8
  Retained earnings..............................      --                 9
  Common stock held in treasury, at cost; 165,647
   shares at December 31, 2005 and
   September 30, 2005 ...........................      (4)               (4)
                                                    -----             -----
      Total stockholders' equity ................      50                73
                                                    -----             -----
                                                    $ 126             $ 125
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the three months ended December 31, 2005 and 2004
                                                                 2005     2004
                                                                -----    -----
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $  --    $   1
   Sales of equipment .......................................      --        1
   Warrant proceeds .........................................       5        3
   Other revenue ............................................      --        6
   Collections and recoveries ...............................       1        2
   Selling, general and administrative expenses .............      (2)      (6)
   Contingent distribution rights payments ..................      --      (15)
   Income taxes .............................................       5       --
                                                                -----    -----
     Net cash provided (used) by continuing operations ......       9       (8)
     Net cash provided (used) by discontinued operations ....      --       (1)
                                                                -----    -----
     Net cash provided (used) by operating activities .......       9       (9)
                                                                -----    -----
Cash flows from financing activities:
   Common stock purchased and placed in treasury ............      --       (4)
   Decrease (increase) in legally restricted cash ...........      --       (1)
   Other ....................................................      --        2
                                                                -----    -----
     Net cash used in financing activities ..................      --       (3)
                                                                -----    -----

Net increase (decrease) in cash and cash equivalents ........       9      (12)
Cash and cash equivalents at beginning of period ............     103      157
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $ 112    $ 145
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the three months ended December 31, 2005 and 2004

                                                            2005    2004
                                                            ----    ----
Reconciliation of earnings (loss) from
 continuing operations to net cash provided by operating activities:

Earnings from continuing operations ..................      $  1    $  9

Adjustments to reconcile earnings (loss) from
 continuing operations to net cash provided by
 operating activities
    Cost of sales ....................................        --       1
    Income taxes .....................................         5      --
    Selling, general, and administrative expenses ....        --      (1)
    Contingent distribution rights ...................         5     (12)
    Other, net .......................................        (2)     (5)
                                                            ----    ----
      Net cash provided (used) by continuing operations        8      (8)
      Net cash provided (used) by discontinued operations     --      (1)
                                                            ----    ----
      Net cash provided (used) by operating activities      $  9    $ (9)
                                                            ====    ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           December 31, 2005 and 2004

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 below and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

1.     Reorganization

     On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy court") (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002 (the "Effective Date"). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

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

     Certain reclassifications, including those for discontinued operations, have been made in the 2005 fiscal year financial statements to conform to the 2006 fiscal year presentation.

3.       Discontinued Operations

     The Company sold a number of its asset portfolios during its fiscal years ending 2002 and 2003 as part of the Company's wind-down. Subsequent activity associated with these sales is considered discontinued operations for the three months ended December 31, 2005 and 2004. The Company has not incrementally added to discontinued assets since 2003.

     Specifically, the US Leasing operations, International Leasing and German operations (the "German Leasing Subsidiary") are considered discontinued operations. "International Leasing" refers to the Company's former French, Swiss, Austrian, Australian and New Zealand leasing operations. The Company sold the stock of its French, Swiss and Austrian subsidiaries and sold the assets of
its  Australian  and  New  Zealand   operations.

     Revenue and net earnings from discontinued operations for the three months ended December 31, 2005 and December 31, 2004 were nominal.


4.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in Equity Securities at various percentages. The Company has received approximately $29 million in proceeds since the inception of the agreement, and Windspeed has received a combined $3.5 million in management fees and sharing to date. Management fees are expensed when incurred, and realized gains on the sale of Equity Securities are reduced by sharing amounts under this agreement.

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

        Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross
                                     unrealized      Market
                              Cost        gains       value
                              ----   ----------      ------
September 30, 2005            $  -   $        5      $    5
December 31, 2005             $  -   $        3      $    3


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At December 31, 2005, the Company held securities of four publicly-traded companies: Akamai Technologies, Inc., Taleo Corporation, Sunesis Pharmaceuticals and Xenoport, Inc. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term.

     The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

     Equity investments in private companies:

     The Company's policy for equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes.

5.  Income taxes

       Income tax receivable

     The Company expects to realize a $1 million receivable relating to overpayments made to the Mexican tax authorities in 2002.

       Income tax payable

     Approximately $1 million of the aggregate income tax liability relates to the Company's German subsidiary. This liability was paid in January 2006.


6.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of December 31, 2005, the Company had 4,034,353 shares of Common Stock outstanding and 165,647 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated                 Common
                                    Common       paid-in     other compre-    Retained   stock in
                                     stock       capital     hensive income   earnings   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2005     $         -  $       60   $             8   $      9    $     (4)  $     73
Net income                                                                           1                      1
Translation adjustment                                                   (2)                               (2)
Change in unrealized gain                                                (2)                               (2)
                                                                                                     --------
   Total comprehensive income                                                                              (3)
Liquidating dividend payable
 January 6, 2006                                      (10)                         (10)                   (20)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at December 31, 2005      $         -  $       50   $             4  $       -   $      (4)  $     50
                                  ===========  ==========   ===============  =========   =========   ========

         Total comprehensive income (loss) consists of the following:

                                                          Three months
                                                       ended December 31,
                                                       2005          2004
(in millions)                                          ----          ----
Foreign currency translation adjustments               $ (2)         $  1
Unrealized gains (losses) on securities:
  Unrealized holding gains                                              3
  Reclassification adjustment for gains
   included in earnings before income taxes              (2)           (3)
                                                       ----          ----
Net unrealized gains (losses)  (A)                       (2)            -
                                                       ----          ----
Other comprehensive income (loss)                        (4)            1
Net earnings                                              1             9
                                                       ----          ----
Total comprehensive income (loss)                      $ (3)         $ 10
                                                       ====          ====
(A) - No income tax effect on these gains (losses)

7.       Other Financial Information

     Legally restricted cash is comprised of the following at December 31, 2005 and September 30, 2005 (in millions):
                                            December 31,     September 30,
                                                2005              2005
                                           -------------     ------------
Incentive compensation escrows             $           1     $          1
Other                                                  4                4
                                           -------------     ------------
                                           $           5     $          5
                                           =============     ============

     Other liabilities consists of the following (in millions):

                                            December 31,     September 30,
                                                2005              2005
                                           -------------     ------------
Accrued compensation                       $           2     $          2
CDRs                                                  51               46
Dividend payable                                      20               --
Taxes other than income                               --                1
                                          --------------    -------------
                                          $           73    $          49
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     The amounts due CDRs follow a book equity based formula. Please see Critical Accounting Policies for additional information about the methodology.

     On December 14, 2005, the Company announced that its Board of Directors had declared a cash dividend of $5.00 per share on the outstanding shares of its common stock, payable on January 6, 2006 to common stockholders of record on December 27, 2005. The aggregate amount of this dividend has been recorded as a dividend payable for the three months ended December 31, 2005.

8.       Financial Information by Business Segment and Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                         Three months
                                       ended December 31,
                                       2005         2004
                                       ----         ----
North America                          $  6         $ 16
Europe                                    1            1
                                       ----         ----
Total                                  $  7         $ 17
                                       ====         ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                            December 31,     September 30,
                                                2005              2005
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  123   $114     $  116  $105
Europe                                          3      3          8     3
Pacific Rim                                    --     --          1    --
                                           ------   ----     ------  ----
Total                                      $  126   $117     $  125  $108
                                           ======   ====     ======  ====

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

     See "Risk Factors Relating to the Company--Uncertainties Relating to the Wind-down of Operations" in Section 1A of Part II of this Form 10-Q.

        Overview

     On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries voluntarily filed for bankruptcy.

     Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc.

Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and the restructuring of existing equipment leases and loans to maximize the value of the Company's assets. See "Risk Factors Relating to the Company--Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan" in Section 1A of Part II of this Form 10-Q.

     The Company's revenues are generated primarily by sales of equity securities and interest income on cash balances. Because of the Company's declining assets, revenue has declined significantly in the current quarterly period compared to the earlier quarterly period and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, and selling, general and administrative expense (including legal costs associated with the administration and/or litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

     All funds generated from the Company's remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan.

     The Company is required to maintain sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments. See "Critical Accounting Policies" in this section and "Risk Factors Relating to the Company" in Section 1A of Part II of this Form 10-Q for a discussion of the impact of Disputed Claims on the distributions.

     The Company has material restrictions on its ability, and does not expect to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and run-off of its remaining assets. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash, substantially or completely resolved the Disputed Claims in the bankruptcy estate of Comdisco, Inc. and made distributions of all available cash to holders of its Common Stock and CDRs in the manner and priorities set forth in the Plan. At that point, the Company will cease operations and no further distributions will be made.

     The Company's operations have slowed considerably during fiscal 2006. The Company's periodic billing is nominal and assets at December 31, 2005 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. Also, the equity securities portfolio is awaiting liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts on these leases, if any, will be in excess of the carrying value of these assets because the leases were previously written-off.

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of December 31, 2005. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see discussion below), at December 31, 2005 for its common stock, preferred stock and warrants in private companies is approximately $22 million. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Section 1A of Part II of this Form 10-Q, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Section 1A of Part II of this Form 10-Q entitled "Uncertainties in Collections and Recoveries."

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2005 estimated
       realizable value                            $       5     $      23
      Realized--net of fees                               (4)           (1)
      Increase in unrealized estimated value (3)           2             -
                                                   ---------     ---------
      December 31, 2005 estimated
       realizable value                            $       3     $      22
                                                   =========     =========
      (1) Carrying value of public companies for financial statements. See Note 4 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private companies for financial statements is cost, or approximately $3 million.
      (3) Net of fees and sharing with Windspeed.

      The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"). However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. The Company's expectations are subject to the risk factors discussed in Section 1A of Part II of this Form 10-Q entitled "Current Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities" and "Company Exposed to Asset Concentration Risk."

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

          Estimated Disputed Claims have decreased from $59 million at September 30, 2005 to $43 million as of December 31, 2005 due to an expected distribution on February 14, 2006. The expected distribution has been considered in the CDR liability as of December 31, 2005.

          $34 million of the $43 million remaining estimated Disputed Claims have been disallowed in full or in part by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $9 million unresolved at the date of this filing. These $9 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $9 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $5 million.

          A portion of the $34 million of the disallowed estimated Disputed Claims are under appeal as of the date of this filing. Any appellate ruling adverse to the Company may materially reduce the CDR liability as of December 31, 2005 and could negatively impact future CDR distributions. If the $34 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $14 million.

     o Equity Investments In Private Companies: Equity investments in private companies consist of small investments in over two hundred private companies that are primarily non-quoted securities. Any quoted securities are due to restrictions on the securities for one year or more. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio is managed by Windspeed including the Company's equity investments in private companies. The carrying value of the Company's equity investments in private companies was approximately $3 million at December 31, 2005.

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

Recent Developments

     Disputed Claims Reserve Distribution

     The Company expects to distribute approximately $16 million in estimated claim value to its creditors on February 14, 2006. Approximately $5 million will be distributed to newly allowed creditors, and the remaining $11 million will be distributed to all creditors through the supplemental distribution account. The expected distribution is included in the CDR liability as of December 31, 2005.

   Retirement Plan

     On December 30, 2005, in conformity with the prior notifications to Comdisco Retirement Plan participants, Mercer Trust Company (successor to Putnam Fiduciary Trust Company) automatically rolled-over all remaining Comdisco Retirement Plan participants' account balances to a Putnam IRA Money Market Fund. The Comdisco Retirement Plan's fiduciaries continue to wrap-up remaining administrative duties.

     SIP Joinder Action

     On July 25, 2005 the district court entered an Order transferring the previously reported purported class action, Coons v. Pontikes, et al, case number C 04 5518 CRB filed in the Northern District of California, to the Northern District of Illinois. The case (which was filed by certain SIP (as defined below) participants against certain former directors of Comdisco, Inc. and JP Morgan Chase) sought class action status. On November 17, 2005, Judge Andersen, to whom the case was assigned, held a hearing at which he allowed the plaintiff until December 30, 2005 to file a Second Amended Complaint and set a further status hearing for January 12, 2006. On December 28, 2005, on a motion filed by the plaintiff's counsel, Judge Andersen dismissed the case in its entirety. On January 27, 2006, certain of the SIP participants filed a joinder action in Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al.


Results of Operations

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

     Revenue

     Changes in total revenue for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 were as follows:


                                 Three months ended
                                    December 31,           Percent
                                 ------      ------       Increase
                                   2005        2004      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------

Sales                            $    -      $    2          (100%)       Remaining equipment to
                                                                          be sold is nominal

..........................................................................................................
Agere lease participation payment     -           2          (100%)       Last payment received in
                                                                          November 2004.
..........................................................................................................
SIP recovery from participants        -           5          (100%)       Collection on notes assigned to
                                                                          the Company. See discussion
                                                                          below.
..........................................................................................................
Sale of equity holdings               5           3            67%        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Interest income                       1           1            N/A        Interest earned on cash balances.
..........................................................................................................
Foreign exchange gain                 1           -           100%        Foreign exchange gain relates to
                                                                          the liquidation of the Company's
                                                                          United Kingdom subsidiary.
..........................................................................................................
Receipt of pre-bankruptcy receivable
set-off by claimant against amounts
due                                   -           3          (100%)       Bankruptcy court approved as
                                                                          part of SIP Guaranty settlement.
..........................................................................................................
Other                                 -           1          (100%)
                                 ------      ------      ---------
...........................................................................................................
Total Revenue                    $    7      $   17           (59%)
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

     On December 22, 2004, Comdisco settled the Guaranty on the SIP Loans. As part of the settlement, the individual notes signed by the SIP participants were assigned to either the Company or the litigation trust. The notes assigned to the Company relate to individual SIP participants who settled with the Company prior to the settlement with the SIP Lenders. During the three months ended December 31, 2004, Comdisco recorded approximately $5 million of SIP recovery revenue consisting primarily of restricted cash currently held by the Company and $1 million of receivable for the balance of the notes assigned to the Company. Comdisco released the restricted cash for the benefit of the Company in the second quarter of fiscal 2005.


     All remaining notes were assigned to the litigation trust and are considered "Trust Assets" as defined in the Plan. Under the terms and conditions of the Trust Agreement, any funds received on Trust Assets will not be distributed to the Company. Rather, Trust Assets will be distributed to all Class C-4 Creditors as required by the Plan. Thus, common shareholders will not benefit from any proceeds received on the notes assigned to the litigation trust. In fact, shareholders may be negatively impacted because any payments distributed to Class C-4 Creditors from the litigation trust will require an associated payment due the CDR's from the Company.

      Costs and Expenses

     Changes in total costs and expenses for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 were as follows:

                                 Three months ended
                                    December 31,           Percent
                                 ------      ------       Increase
                                   2005        2004      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Sales                            $    -      $    1          (100%)       Asset sales prior to
                                                                          September 30, 2005 results in
                                                                          little remaining equipment to
                                                                          be sold.
..............................................................................................................
Selling, general and administrative   2           6           (67%)       SG&A reduced in accordance with
                                                                          the wind-down of operations
..............................................................................................................
Contingent distribution rights        5           3            67%        (A)
..............................................................................................................
Bad debt expense                     (1)         (2)          (50%)       Represents primarily
                                                                          collections and recoveries.
..............................................................................................................
                                 ------      ------      ---------
                                 $    6      $    8           (25%)
                                 ======      ======      =========

     (A) CDR expense for the three months  ending  December 31, 2005 is a result of the expected  distribution from the Disputed Claims Reserve combined with positive quarterly earnings.


         Net Earnings (Loss) from Continuing Operations

     Net earnings from continuing operations were $1 million for the three months ended December 31, 2005, or $0.22 per share-diluted, compared to net earnings from continuing operations of $9 million for the three months ended December 31, 2004, or $2.20 per share-diluted.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the three months ended December 31, 2005 and December 31, 2004.


         Net Earnings (Loss)

     Net earnings were $1 million, or $0.21 per share-diluted, for the three months ended December 31, 2005 compared to net earnings of $9 million, or $2.24 per share-diluted, for the three months ended December 31, 2004.

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

     At December 31, 2005, the Company had unrestricted cash and cash equivalents of approximately $112 million, an increase of approximately $9 million compared to September 30, 2005. Net cash provided by operating activities for the three months ended December 31, 2005 was $9 million.


     The Company's operating activities during the three months ended December 31, 2005 were funded by cash on hand and by cash flows from operations. During the three months ended December 31, 2005, the Company received approximately $5 million from Windspeed as a result of the sale of equity securities and approximately $5 million relating to an income tax refund for its United Kingdom subsidiary. The Company's cash expenditures are primarily operating expenses (principally professional services and compensation), dividends and payments to CDR holders.

     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities and asset sales. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

     See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Section 1A of Part II of this Form 10-Q.

         Dividends

     On December 14, 2005, the Company announced that its Board of Directors had declared a cash dividend of $5.00 per share on the outstanding shares of its common stock, payable on January 6, 2006 to common stockholders of record on December 27, 2005. The aggregate amount of this dividend has been recorded as a dividend payable for the three months ended December 31, 2005. Consistent with past practices, Comdisco intends to treat this and any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Section 1A of Part II of this Form 10-Q.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     On December 14, 2005, the Company announced that it will make a cash payment of $.0365 per right on its CDRs, payable on January 6, 2006 to CDR holders of record on December 27, 2005. The Company has approximately 152.3 million CDRs outstanding. This amount is part of the CDR liability as of December 31, 2005.

     Gross cash distributions (including the redemption of Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.039 billion through December 31, 2005 and total $4.059 billion after the dividend paid on January 6, 2006. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions expected through February 14, 2006 (including the January 6, 2006 dividend payment and the anticipated February 14, 2006 Disputed Claims Reserve distribution) of approximately $3.787 billion made to initially allowed claimholders equates to a present value of $3.612 billion on initially allowed claims of $3.628 billion. The expected percentage recovery is estimated at approximately 99 percent as of February 14, 2006.

     See Critical Accounting Policies for a further discussion of CDRs and the methodology for estimating the CDR liability and the potential impact of the resolution of Disputed Claims on liquidity. See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions, Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights, Impact of Reconsideration and/or Allowance of Newly Filed Claims, Late Filed Claims or Previously Disallowed Claims and Limited Public Market for Contingent Distribution Rights" on Section 1A of Part II of this Form 10-Q.

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

     At December 31, 2005, the Company held securities of four publicly-traded companies: Akamai Technologies, Inc., Taleo Corporation, Sunesis Pharmaceuticals, and Xenoport, Inc. This holding is subject to lock-up periods, which restrict the Company's ability to sell in the near term. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

     The Company has equity investments in private companies consisting of small investments in private companies that are primarily non-quoted securities. Any quoted securities are due to restrictions on the securities for one year or more. Common stock and preferred stock investments are carried at the lower of cost or estimated fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value.

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

         Staffing Changes

     The Authorized Representative overseeing the accounting and finance areas of the Company is expected to leave the Company at the end of the second fiscal quarter. Mr. Thornton is currently working to reallocate responsibilities. This change is not expected to adversely impact the Company's internal controls.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joinder action filed against certain former members of the Board of Directors of Comdisco, Inc.

ITEM 1A.      RISK FACTORS RELATING TO THE COMPANY

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as 83 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 37 percent of the estimated amount is in two companies.


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

          The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions.

     The Company continues to wind-down its domestic and international operations. Prior to a subsidiary being dissolved, the Company may have to obtain tax clearances at the state level domestically and on an international level in the country in which the subsidiary was incorporated. The Company has estimated the amounts for such tax settlements; however, actual settlements could differ from such estimates and will be reflected as adjustments in future financial statements when probable and estimable. In conjunction with the wind-down of its operations, the Company has outsourced the domestic and international tax functions to a third party service provider.


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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: February 9, 2006             By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)