Form 10-Q
period 2006-03-31
COMDISCO HOLDING CO INC
filed 2006-05-15
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2006

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,034,261 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on April 30, 2006.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION........................................... 3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three and six months ended
   March 31, 2006 and 2005 (Unaudited)....................................... 4

   Consolidated Balance Sheets -- March 31, 2006 (Unaudited) and
   September 30, 2005 (Audited) ............................................. 5

   Consolidated Statements of Cash Flows -- Six months ended
   March 31, 2006 and 2005 (Unaudited)....................................... 6

   Notes to Consolidated Financial Statements (Unaudited).................... 8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 23

  Item 4.   Controls and Procedures......................................... 24

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 24

  Item 1A.  Risk Factors.................................................... 24

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 27

  Item 3.   Defaults Upon Senior Securities................................. 27

  Item 4.   Submission of Matters to a Vote of Security Holders............. 27

  Item 5.   Other Information............................................... 27

  Item 6.   Exhibits ....................................................... 28

SIGNATURES.................................................................. 29

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------
Forward-Looking Statements

     This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission (the "SEC") and written and oral statements made by the Company's officers and directors to press, potential investors and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan (as defined below), cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

     Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 1A in Part II Other Information. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.0

ITEM 1. FINANCIAL STATEMENTS

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)

                                                           Three months ended   Six months ended
                                                                 March  31,         March 31,
                                                              ------  ------    ------    ------
                                                                2006    2005      2006      2005
                                                              ------  ------    ------    ------
Revenue
Leasing                                                       $   --  $    1    $   --    $    1
Gain on sale of equity and warrant portfolio                       5       7        10        10
Sales                                                             --      --        --         2
Agere lease participation payment                                 --      --        --         2
SIP recovery                                                      --      --        --         6
Interest income                                                    1       1         2         2
Foreign exchange gain                                              2      --         3        --
Receipt of a pre-bankruptcy receivable set-off
 by claimant against amounts due                                  --      --        --         3
Other                                                             --      --        --         1
                                                              ------  ------    ------    ------
        Total revenue                                              8       9        15        27
                                                              ------  ------    ------    ------
Costs and expenses
Sales                                                             --      --        --         1
Selling, general and administrative                                3       3         5         9
Contingent distribution rights                                    --       6         5         9
Bad debt expense                                                  --      --        (1)       (2)
                                                              ------  ------    ------    ------
     Total costs and expenses                                      3       9         9        17
                                                              ------  ------    ------    ------
Earnings from continuing operations before income
  taxes                                                            5      --         6        10
Income tax benefit                                                --      11        --        11
                                                              ------  ------    ------    ------
Earnings from continuing operations                                5      11         6        21
Loss from discontinued operations, net of
tax                                                               --       1        --         1
                                                              ------  ------    ------    ------
Net earnings                                                  $    5  $   10    $    6    $   20
                                                              ======  ======    ======    ======


Basic earnings per common share:
  Earnings from continuing operations                         $ 1.21  $ 2.77    $ 1.42    $ 4.95
  Earnings (loss) from discontinued operations                 (0.02)   0.18     (0.02)     0.13
                                                              ------  ------    ------    ------
  Net earnings                                                $ 1.19  $ 2.59    $ 1.40    $ 4.82
                                                              ======  ======    ======    ======
Diluted earnings per common share:
  Earnings from continuing operations                         $ 1.21  $ 2.77    $ 1.42    $ 4.95
  Earnings (loss) from discontinued operations                 (0.02)   0.18     (0.02)     0.13
                                                              ------  ------    ------    ------
  Net earnings                                                $ 1.19  $ 2.59    $ 1.40    $ 4.82
                                                              ======  ======    ======    ======
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                   March 31,    September 30,
                                                     2006              2005
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $  85             $ 103
Cash - legally restricted .......................       6                 5
Income tax receivable............................       1                 6
Receivables, net ................................       1                --
Equity securities ...............................       8                 9
Deferred costs...................................       1                 2
                                                    -----             -----
                                                    $ 102             $ 125
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   1             $   1
Income taxes ....................................      --                 2
Other liabilities:
  Accrued compensation ..........................       2                 2
  Contingent distribution rights ................      42                46
  Taxes other than income........................       1                 1
                                                    -----             -----
   Total other liabilities ......................      45                49
                                                    -----             -----
                                                       46                52
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares;
   4,034,261 shares outstanding at
   March 31, 2006 (4,034,353 at
   September 30, 2005) ..........................      --                --
  Additional paid-in capital ....................      50                60
  Accumulated other comprehensive income ........       5                 8
  Retained  earnings ............................       5                 9
  Common stock held in treasury, at cost; 165,739
   shares at March 31, 2006 and 165,647 at
   September 30, 2005 ...........................      (4)               (4)
                                                    -----             -----
      Total stockholders' equity ................      56                73
                                                    -----             -----
                                                    $ 102             $ 125
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the six months ended March 31, 2006 and 2005
                                                                 2006     2005
                                                                -----    -----
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $  --    $   1
   Sales of equipment .......................................      --        2
   Equity and investment proceeds ...........................      10       12
   Other revenue ............................................       3        9
   Collections and recoveries ...............................       1        3
   Selling, general and administrative expenses .............      (5)     (14)
   Contingent distribution rights payments ..................      (9)     (37)
   Income taxes .............................................       3       --
                                                                -----    -----
     Net cash provided (used) by continuing operations ......       3      (24)
     Net cash provided by discontinued operations ...........      --        2
                                                                -----    -----
     Net cash provided (used) by operating activities .......       3      (22)
                                                                -----    -----

Cash flows from financing activities:
   Common stock purchased and placed in treasury ............      --       (4)
   Dividends paid on Common Stock ...........................     (20)     (53)
   (Increase) decrease in legally restricted cash ...........      (1)       6
   Other ....................................................      --        2
                                                                -----    -----
     Net cash used in financing activities ..................     (21)     (49)
                                                                -----    -----

Net (decrease) in cash and cash equivalents .................     (18)     (71)
Cash and cash equivalents at beginning of period ............     103      157
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $  85    $  86
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the six months ended March 31, 2006 and 2005

                                                            2006    2005
                                                                  (Revised)
                                                         -------   -------
Reconciliation  of  net earnings
to net cash provided by  operating
activities:

Net earnings .............................................  $  6    $ 20

Adjustments to reconcile net earnings
  to net cash provided by operating activities
    Cost of sales ....................................        --       1
    Equity and warrant portfolio carrying value ......        --       2
    Income taxes .....................................         3     (11)
    Selling, general, and administrative expenses ....        --      (4)
    Contingent distribution rights ...................        (4)    (28)
    SIP receivable ...................................        --      (5)
    Other, net .......................................        (2)     --
    Discontinued operations                                   --       3
                                                            ----    ----
      Net cash provided (used) by operating activities      $  3    $(22)
                                                            ====    ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           March 31, 2006 and 2005

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 in Part I and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

     SIP Bankruptcy Claims: In February 1998, pursuant to the Comdisco Inc.'s Shared Investment Plan ("SIP"), senior managers of Comdisco, Inc. ("the SIP Participants") took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. 48 of the remaining 59 Disputed Claims relate to proofs of claims filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such proofs of claim and is currently engaged in discovery with such SIP claimants. The Company is responsible for legal fees and expenses related to these matters and any resolution would be handled through the Disputed Claims Reserve.

     SIP Relief: Pursuant to the Plan, the Company was authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. On November 27, 2002, the Bankruptcy court approved the offering by the Company of SIP Relief of 70 percent to seventy-two terminated employees and 80 percent to twenty-three go-forward employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. The SIP Relief offer generally expired on December 31, 2002 and five of seventy-two terminated employees and twenty-one of twenty-three go-forward employees have executed a Waiver, Release And Settlement Agreement to pay and provided additional documentation in support of the fulfillment of certain other conditions. Once the Company settled with the SIP Lenders, the Company notified the twenty-six participants who accepted relief of their amount due. The Company collected from twenty-three of the twenty-six who previously agreed to settle with the Company. Two of the three remaining SIP Participant's notes were transferred to the litigation trust (see below) because they did not fulfill their obligation under the terms of the settlement agreement. The Company is still pursuing the collection of one European participant who accepted the enhanced SIP relief. The European participant's SIP obligation was assumed by his employer. Comdisco is in continuing discussions with the employer regarding the method of payment.

     Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the general unsecured creditors (the "Trust Assets"). Under the Plan, the litigation trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief. The litigation trustee has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. Five of the SIP Participants have filed personal bankruptcy. Also, two SIP Participants who previously settled with the Company were transferred to the litigation trust because of their inability to fulfill the terms of their respective settlement agreement and the litigation trustee has commenced lawsuits agianst them. Any proceeds collected by the litigation trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement. The litigation trust files periodic reports with the Bankruptcy court. The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

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

     Certain reclassifications, including those for discontinued operations, have been made in the 2005 fiscal year financial statements to conform to the 2006 fiscal year presentation. In accordance with recent SEC guidance, the statements of cash flows have been revised to reconcile net cash provided (used) by operating activities to net earnings, instead of earnings from continuing operations.


3.       Discontinued Operations

     The Company sold a number of its asset portfolios during its fiscal years ending 2002 and 2003 as part of the Company's wind-down. Subsequent activity associated with these sales is considered discontinued operations for the three and six months ended March 31, 2006 and 2005. The Company has not incrementally added to discontinued assets since 2003.

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

     Revenue and net earnings from discontinued operations for the three and six months ended March 31, 2006 and March 31, 2005 were nominal.

4.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. The Company has received approximately $34 million in proceeds since the inception of the management agreement with Windspeed. Windspeed has received a combined $4.2 million in management fees and sharing to date as of March 31, 2006. Management fees are expensed when incurred, and realized gains on the sale of Equity Securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in other revenue in the consolidated statements of earnings.

        Marketable equity securities:

    The  Company's  available-for-sale  security  holdings  were as follows
                                          Gross
                                     unrealized      Market
(in millions):                Cost        gains       value
                              ----   ----------    --------
September 30, 2005            $  -   $        5      $    5
December 31, 2005             $  -   $        3      $    3
March 31, 2006                $  -   $        5      $    5

     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive  income  (loss)  (see  Note 6 of Notes to  Consolidated  Financial
Statements). At March 31, 2006, the Company held securities of three publicly-traded companies: Akamai Technologies, Inc., Taleo Corporation and Sunesis Pharmaceuticals. Of these holdings, Akamai Technologies, Inc. is subject to a lock-up period which restricts the Company's ability to sell in the near term. Additionally, the Company owns warrants that are currently out of the money in approximately nine public companies and holds minor positions in approximately three other public companies.

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

5.   Income taxes

        Income tax receivable

     The   Company  expects  to  realize  a  $1 million  receivable  relating to a refund from the Mexican tax authorities for taxes paid by the Company in 2002.

        Income tax payable

     In January 2006, $1.2 million was paid in settlement of a local income tax liability that resulted from an audit of the Company's German subsidiary. Remaining payables are approximately $0.4 million.

6.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of March 31, 2006, the Company had 4,034,261 shares of Common Stock outstanding and 165,739 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated     Retained    Common
                                    Common       paid-in     other compre-   earnings    stock in
                                     stock       capital     hensive income  (deficit)   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2005     $         -  $       60   $             8   $      9  $       (4)   $    73
Net earnings                                                                         6                      6
Translation adjustment                                                   (3)                               (3)
Change in unrealized gain                                                --                                --
                                                                                                     --------
   Total comprehensive income                                                                               3
Liquidating dividend paid
   January 6, 2006                                    (10)                         (10)                   (20)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at March 31, 2006       $         -  $         50 $               5 $        5  $       (4) $      56
                                  ===========  ==========   ===============  =========   =========   ========



     Total comprehensive income (loss) consists of the following (in millions):


                                                            Three months             Six months
                                                         ended March 31,          ended March 31,
                                                       2006          2005       2006          2005
                                                       ----          ----       ----          ----
Foreign currency translation adjustments               $ (1)         $  -      $  (3)        $   1

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                      2            (2)         2             1
  Reclassification adjustment for gains
   included in earnings before income taxes               -            (4)        (2)           (6)
                                                       ----          ----       ----          ----
Net unrealized gains (losses)   (A)                       2            (6)         -            (5)
                                                       ----          ----       ----          ----
Other comprehensive income (loss)                         1            (6)        (3)           (4)
Net earnings                                              5            10          6            20
                                                       ----          ----       ----          ----
Total comprehensive income (loss)                      $  6          $  4       $  3          $ 16
                                                       ====          ====       ====          ====
(A) - No income tax effect on these gains (losses)


7.       Other Financial Information

     Legally restricted cash is comprised of the following at March 31, 2006 and September 30, 2005 (in millions):

                                              March 31,      September 30,
                                                2006              2005
                                           -------------     ------------
Incentive compensation escrows             $          1      $          1
Other                                                 5                 4
                                           -------------     ------------
                                           $          6      $          5
                                           =============     ============



     Other liabilities consist of the following (in millions):

                                              March 31,      September 30,
                                                2006              2005
                                           -------------     ------------
Accrued compensation                        $         2       $         2
CDRs                                                 42                46
Taxes other than income                               1                 1
                                           -------------     ------------
                                           $         45      $         49
                                           =============     ============


     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     The amounts due CDRs follow a book equity based formula. See Critical Accounting Policies for additional information about the methodology.




8.       Financial Information by Business Segment and Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                        Three months          Six Months
                                       ended March 31,       ended March 31,
                                       2006       2005      2006       2005
                                       ----       ----      ----       ----
North America                          $  6       $  9      $ 12       $ 26
Europe                                    2          -         3          1
                                       ----       ----      ----       ----
Total                                  $  8       $  9      $ 15       $ 27
                                       ====       ====      ====       ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                              March 31,     September 30,
                                                2006              2005
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  101   $ 90     $  116  $105
Europe                                          1      1          8     3
Pacific Rim                                    --     --          1    --
                                           ------   ----     ------  ----
Total                                      $  102   $ 91     $  125  $108
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

     See "Risk Factors Relating to the Company--Uncertainties Relating to the Wind-down of Operations" in Item 1A in Part II Other Information.

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

     The Company's revenues are generated primarily by the sale of equity securities and interest income on cash balances. Because of the Company's declining assets, revenue has declined significantly in the current quarterly period compared to the earlier quarterly period and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, and selling, general and administrative expense (including legal costs associated with the administration and/or litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

     All funds generated from the Company's remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan.

     The Company is required to maintain sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments. See "Critical Accounting Policies" in this section and "Risk Factors Relating to the Company" in Item 1A in Part II Other Information for a discussion of the impact of Disputed Claims on the distributions.

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

     The Company's operations have continued to slow considerably during fiscal 2006. The Company's periodic billing is nominal and assets at March 31, 2006 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. Also, the equity securities portfolio is awaiting liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts on these leases, if any, will be in excess of the carrying value of these assets because the leases were previously written-off.

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of March 31, 2006. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at March 31, 2006 for its common stock, preferred stock and warrants in private companies is approximately $18 million. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     The following table summarizes the changes in the value of the Company's equity securities since September 30, 2005 (in millions):

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2005 estimated
       realizable value                            $       5     $      23
      Realized--net of fees                               (4)           (1)
      Increase in unrealized estimated value (3)           2            --
                                                   ---------     ---------
      December 31, 2005 estimated
       realizable value                                    3            22
                                                   ---------      --------
      Realized--net of fees                               --            (5)
      Increase in unrealized estimated value (3)           2             1
                                                   ---------     ---------
      March 31, 2006 estimated
       realizable value                            $       5      $     18
                                                   =========     =========
      (1) Carrying value of public companies for financial statements. See Note 4 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private companies for financial statements is cost, or approximately $3 million.
      (3) Net of fees and sharing with Windspeed.

     Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A in Part II Other Information entitled "Uncertainties in Collections and Recoveries."


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

          The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc. The amount does not reflect any potential recoveries and distributions by the litigation trustee to the general unsecured creditors. Such additional recoveries and distributions, if any, are neither probable nor reasonably estimatable at this time.

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for the estimated fair market value of the remaining property held for sale. During the fiscal quarter ending March 31, 2006, the Company increased its forecasted operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

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

          Estimated   Disputed  Claims  have  decreased  from  $59  million   at
          September 30, 2005 to $43 million as of March 31, 2006 due to the distribution from the Disputed Claim Reserve on February 14, 2006.

          $41 million of the $43 million remaining estimated Disputed Claims have been disallowed in full or in part by Comdisco, Inc. either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving only $2 million unresolved at the date of this filing. These $2 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $2 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $1 million.

          A portion of the $41 million of the disallowed estimated Disputed Claims are under appeal as of the date of this filing. Any adverse appellate ruling may materially reduce the CDR liability as of
          March  31,  2006  and   could  negatively  impact  future  CDR
          distributions. If the $41 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $18 million. See Recent Developments for an update on pending appeals of certain claim denials.

     o Equity Investments In Private Companies: Equity investments in private companies consist of small investments in approximately 120 private companies that are primarily non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio is managed by Windspeed including the Company's equity investments in private companies. The carrying value of the Company's equity investments in private companies was approximately $3 million at March 31, 2006.

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

Recent Developments

     Disputed Claims Reserve Distribution

     The Company distributed approximately $16 million in estimated claim value to its creditors on February 14, 2006. Approximately $5 million was distributed to newly allowed creditors, and the remaining $11 million was distributed to all creditors through the supplemental distribution account.


      SIP Joinder Action

      On January 27, 2006, certain of the Shared Investment Plan ("SIP") claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. On March 17, 2006, one of the defendants, JP Morgan Chase Bank N. A., removed the matter to the US District Court for the Northern District of Illinois. On April 12, 2006, the SIP claimants filed a motion to remand the matter back to the Circuit Court of Cook County, Illinois. The parties are briefing the issues for the US District court.

      Litigation Trust Termination Motion

     On March 16, 2006, a motion was filed in the US Bankruptcy Court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion seeks an order from the bankruptcy court terminating the litigation trust. On March 27, 2006, the litigation trustee requested a withdrawal of the reference from the bankruptcy court to the US District Court for the Northern District of Illinois to determine the motion filed by the SIP Claimants to terminate the litigation trust. The US District Court took the matter under advisement and the parties are briefing the issues in both courts. The US District Court hearing is scheduled for May 19, 2006 and the bankruptcy court hearing is set for May 24, 2006.

      Pending Claim Denial Appeals

     On April 18, 2006, Downey Savings and Loans Association, F.A. ("Downey") failed to perfect its appeal to the US Supreme Court of the denial by the bankruptcy court of its claim. Such denial was affirmed by both the US District Court for the Northern District of Illinois and the US 7th Circuit Court of Appeals. However, funds estimated for Disputed Claims Reserve purposes for the Downey claim are subject to a further order of the bankruptcy court and not distributable at this time. For purposes of estimating the CDR liability, the Company included this claim as being disallowed.

     On April 18, 2006, Wells Fargo Finance and Leasing, Inc. ("Wells Fargo") filed a motion in the US District Court for the Northern District of Illinois requesting that the judge rule on Wells Fargo's appeal from the bankruptcy court's denial of its claim. On April 27, 2006, the judge advised the parties that he would rule as soon as possible, but would not commit to a specific date.

     On April 19,  2006,  the US  District  Court for the  Northern  District of
Illinois affirmed the denial by the bankruptcy court of the claim of Developmental Specialists, Inc., as assignee for the benefit of creditors of Inlight Interactive, Inc. ("DSI/Inlight"). The Company anticipates that DSI/Inlight will appeal to the US 7th Circuit Court of Appeals, and therefore, a distribution from the Disputed Claims Reserve is not anticipated at this time. For purposes of estimating CDR liability, the Company included this claim as being disallowed.

Results of Operations

     Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

     Revenue

     Changes in total revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 were as follows:

                                 Three months ended
                                       March 31,           Percent
                                 ------------------       increase
(in millions)                      2006        2005      (decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Leasing                          $    -      $    1          (100%)       The Company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..........................................................................................................
Sale of equity holdings               5           7           (29%)       Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Other
Interest income                       1           1            N/A        Interest earned on cash balances.

Foreign exchange gain                 2           -            N/A        Foreign operations.
                                 ------      ------      ----------
        Total other revenue           3           1           200%
                                 ------      ------      ---------
...........................................................................................................
Total Revenue                    $    8      $    9           (11%)
                                 ======      ======      =========



     Costs and Expenses

     Changes in total costs and expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 were as follows:

                                 Three months ended
                                       March 31,           Percent
                                 ------------------       increase
(in millions)                      2006        2005      (decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Selling, general and administrative   3           3            N/A        SG&A  held in line with current
                                                                          staffing levels.
..............................................................................................................
Contingent distribution rights        -           6          (100%)       See "Critical Accounting Policies."
..............................................................................................................
                                 ------      ------      ---------
Total Costs and Expenses         $    3      $    9           (67%)
                                 ======      ======      =========

     Income tax benefit

     The Company recorded a nominal income tax benefit for the three months ended March 31, 2006 and approximately $11 million for the three months ended March 31, 2005 as a result of the utilization of the Company's deferred tax assets. $6 million of the benefit recorded in 2005 related to a successful appeal of Canadian federal tax matters. The remaining $5 million related to the utilization of deferred tax assets in the Company's United Kingdom subsidiary.

     Net Earnings from Continuing Operations

     Net earnings from continuing operations were $5 million for the three months ended March 31, 2006, or $1.21 per share-diluted, compared to net earnings from continuing operations of $11 million for the three months ended March 31, 2005, or $2.77 per share-diluted.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the three months ended March 31, 2006 and a loss of $1 million for the three months ended March 31, 2005.

         Net Earnings

     Net earnings were $5 million, or $1.19 per share-diluted, for the three months ended March 31, 2006 compared to net earnings of $10 million, or $2.59 per share-diluted, for the three months ended March 31, 2005.

Six  Months  Ended  March  31, 2006  Compared  to  the  Six  Months Ended
March 31, 2005

         Revenue

     Changes in total revenue for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 were as follows:

                                  Six months ended
                                       March 31,           Percent
                                 ------------------       increase
(in millions)                      2006        2005      (decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Leasing                          $   --      $    1          (100%)       The Company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..........................................................................................................
Sales                                --           2          (100%)       Sales down with shrinking portfolio.
..........................................................................................................
Agere lease participation payment    --           2          (100%)       Last payment received in
                                                                          November 2004.
..........................................................................................................
SIP recovery from participants       --           6          (100%)       Collection on notes assigned to
                                                                          the Company.
..........................................................................................................
Sale of equity holdings              10          10           N/A         Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Interest income                       2           2           N/A         Interest earned on cash balances.
..........................................................................................................
Other:
Receipt of pre-bankruptcy receivable
set-off by claimant against amounts
due                                  --           3          (100%)      Bankruptcy court approved as
                                                                          part of SIP Guaranty settlement.

Foreign exchange gain                 3          --            N/A       Foreign operations.

Other                                --           1          (100%)
                                 ------      ------      ---------
        Total other revenue           3           4           (25%)
                                 ------      ------      ---------
...........................................................................................................
Total revenue                    $   15      $   27           (44%)
                                 ======      ======      =========

         Costs and Expenses

     Changes in total costs and expenses for the six months ended March 31, 2006 compared to the six months ended March 31, 2005 were as follows:

                                   Six months ended
                                       March 31,           Percent
                                 ------------------       increase
(in millions)                      2006        2005      (decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Sales                            $    -      $    1          (100%)       Sales down with shrinking portfolio.
..............................................................................................................
Selling, general and administrative   5           9           (44%)       Selling, general and administrative costs
                                                                          have decreased with the continued wind
                                                                          down of operations.
..............................................................................................................
Contingent distribution rights        5           9           (44%)       See "Critical Accounting Policies."
..............................................................................................................
Bad debt expense                     (1)         (2)          (50%)       Primarily collections and recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total costs and expenses         $    9      $   17           (47%)
                                 ======      ======      =========

         Income taxes

     The Company recorded a nominal income tax provision for the six months ended March 31, 2006 and $11 million for the six months ended March 31, 2005 as a result of the utilization of the Company's deferred tax assets. $6 million of the benefit recorded in 2005 related to a successful appeal of Canadian federal tax matters. The remaining $5 million related to the utilization of deferred tax assets in the Company's United Kingdom subsidiary.

        Net Earnings from Continuing Operations

     Earnings from continuing operations were approximately $6 million or $1.42 per share-diluted for the six months ended March 31, 2006, compared to earnings from continuing operations of approximately $21 million, or $4.95 per share-diluted for the six months ended March 31, 2005.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the six months ended March 31, 2006 and a loss of $1 million for the six months ended March 31, 2005.

         Net Earnings

     Net earnings were approximately $6 million, or $1.40 per share-diluted for the six months ended March 31, 2006 compared to net earnings of approximately $20 million, or $4.82 per share-diluted, for the six months ended March 31, 2005.

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

     At March 31, 2006, the Company had unrestricted cash and cash equivalents of approximately $85 million, a decrease of approximately $18 million compared to September 30, 2005. Net cash provided by operating activities for the six months ended March 31, 2006 was $3 million.

     The Company's operating activities during the six months ended March 31, 2006 were funded by cash on hand. During the six months ended March 31, 2006, approximately $10 million of proceeds were generated from the Windspeed managed warrant and equity portfolio, and approximately $5 million relating to an income tax refund for its United Kingdom subsidiary. The Company's cash expenditures were primarily operating expenses (principally professional services and compensation), a $1.2 million tax payment for the Company's German subsidiary, dividends, and payments to CDR holders.

     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities, proceeds from the sale of Equity Securities and nominal asset sales. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

     See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Item 1A in Part II Other Information.

         Dividends

     The Company paid a cash dividend on January 6, 2006 of $5.00 per share on the outstanding shares of its common stock to common stockholders of record on December 27, 2005. Consistent with past practices, Comdisco intends to treat this and any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock." in Item 1A in Part II Other Information.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     Gross cash distributions (including the redemption of the Company's Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.061 billion through March 31, 2006. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through March 31, 2006 of approximately $3.788 billion made to initially allowed claimholders equates to a present value of $3.612 billion on initially allowed claims of $3.628 billion. The associated percentage recovery was approximately 99 percent as of March 31, 2006.

     See Critical Accounting Policies for a further discussion of CDRs and the methodology for estimating the CDR liability and the potential impact of the resolution of Disputed Claims on liquidity. See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions, Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights, Impact of Reconsideration and/or Allowance of Newly Filed Claims, Late Filed Claims or Previously Disallowed Claims and Limited Public Market for Contingent Distribution Rights" In Item 1A in Part
II Other Information.

        CDR Payment

     On January 6, 2006, the Company paid a cash payment $.0365 per right on its CDRs to CDR holders of record on December 27, 2005. On March 16, 2006, the Company paid a cash payment $.0247 per right on its CDRs to CDR holders of record on March 6, 2006. As of March 31, 2006, the Company had approximately
152.3 million CDR's outstanding.

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

     At March 31, 2006, the Company held securities of three publicly-traded companies: Akamai Technologies, Inc., Taleo Corporation and Sunesis Pharmaceuticals. Of these holdings, Akamai Technologies, Inc. is subject to a lock-up period which restricts the Company's ability to sell in the near term. Additionally, the Company owns warrants that are currently out of the money in approximately nine public companies and holds minor positions in approximately three other public companies. The estimated realizable value for financial reporting purposes in companies with lock-up expiring within one year are reduced by 20% to allow for the uncertainty of events during the lockup period. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

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

         Foreign Exchange Risk

     The Company's business purpose is limited to the orderly sale or run-off of all of its remaining assets, including assets denominated in foreign currencies. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the US dollar value realized from the repatriation of the proceeds from the sale or run-off of assets denominated in foreign currencies.
                                   -23-

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

    Staffing Changes

     The Authorized Representative overseeing the accounting and finance areas of the Company left the Company on March 30, 2006. Mr. Thornton has reallocated the responsibilities and allocated additional resources to the accounting and finance areas, including retaining the former Authorized Representative on a consulting basis. The change is not expected to adversely impact the Company's internal controls.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc, the motion of certain SIP claimants to terminate the litigation trust and the updates on the results of the appeals of certain claim denials.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as 86 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 49 percent of the estimated amount is in two companies.

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

     Termination of the Litigation Trust Could Impact Holders of CDRs and Common Stockholders

     On March 16, 2006, a motion was filed in the United States Bankruptcy Court for the Northern District of Illinois on behalf of certain participants in the SIP. The litigation trust was established as a separate and distinct entity under the Plan to pursue the collection of subrogation claims and obligations due under the SIP notes from SIP Participants that had not previously agreed to compromise and settle their obligations. The litigation trust is solely responsible for collection of amounts due from such SIP Participants under their SIP notes. Any recoveries, net of expenses, on the SIP notes will be distributed by the litigation trust to the general unsecured creditors of Comdisco, Inc. Termination of the litigation trust would eliminate a source of recovery for general unsecured creditors, and therefore, would have an impact on their recoveries and the payments to holders of CDRs and common stockholders.

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

    10.1 Second Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company's Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

    10.2 Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company's Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

    11.1 Statement re computation of per share earnings (filed herewith).

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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: May 15, 2006             By: /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)