Form 10-Q
period 2006-08-08
COMDISCO HOLDING CO INC
filed 2006-08-09
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2006

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,034,261 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on July 25, 2006.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION........................................... 3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three and nine months ended
   June 30, 2006 and 2005 (Unaudited)........................................ 4

   Consolidated Balance Sheets -- June 30, 2006 (Unaudited) and
   September 30, 2005 (Audited) ............................................. 5

   Consolidated Statements of Cash Flows -- Nine months ended
   June 30, 2006 and 2005 (Unaudited)........................................ 6

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)

                                                           Three months ended   Nine months ended
                                                                 June  30,          June 30,
                                                              ------  ------    ------    ------
                                                                2006    2005      2006      2005
                                                              ------  ------    ------    ------
Revenue
Leasing                                                       $   --  $   --    $   --    $    1
Gain on sale of equity and warrant portfolio                       5       5        15        15
Sales                                                             --       1        --         3
Agere lease participation payment                                 --      --        --         2
SIP recovery                                                      --      --        --         6
Interest income                                                    1       1         3         2
Foreign exchange gain                                             --      --         3        --
Receipt of a pre-bankruptcy receivable set-off
 by claimant against amounts due                                  --      --        --         3
Other                                                             --      --        --         2
                                                              ------  ------    ------    ------
        Total revenue                                              6       7        21        34
                                                              ------  ------    ------    ------
Costs and expenses
Sales                                                             --       1        --         3
Selling, general and administrative                                3       6         8        15
Contingent distribution rights                                     1       5         6        14
Bad debt expense                                                  (1)     (3)       (2)       (5)
                                                              ------  ------    ------    ------
     Total costs and expenses                                      3       9        12        27
                                                              ------  ------    ------    ------
Earnings (loss) from continuing operations before income
  taxes                                                            3      (2)        9         7
Income tax benefit                                                --       6        --        17
                                                              ------  ------    ------    ------
Earnings from continuing operations                                3       4         9        24
Earnings from discontinued operations, net of
tax                                                               --       3        --         3
                                                              ------  ------    ------    ------
Net earnings                                                  $    3  $    7    $    9     $  27
                                                              ======  ======    ======    ======


Basic earnings per common share:
  Earnings from continuing operations                         $ 0.73  $ 1.00    $ 2.15    $ 5.98
  Earnings (loss) from discontinued operations                  0.04    0.85      0.02      0.70
                                                              ------  ------    ------    ------
  Net earnings                                                $ 0.77  $ 1.85    $ 2.17    $ 6.68
                                                              ======  ======    ======    ======
Diluted earnings per common share:
  Earnings from continuing operations                         $ 0.73  $ 1.00    $ 2.15    $ 5.98
  Earnings (loss) from discontinued operations                  0.04    0.85      0.02      0.70
                                                              ------  ------    ------    ------
  Net earnings                                                $ 0.77  $ 1.85    $ 2.17    $ 6.68
                                                              ======  ======    ======    ======
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                   June 30,    September 30,
                                                     2006              2005
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $  90             $ 103
Cash - legally restricted .......................       5                 5
Income tax receivable............................       1                 6
Equity securities ...............................       5                 9
Deferred costs...................................       1                 2
                                                    -----             -----
                                                    $ 102             $ 125
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   1             $   1
Income taxes ....................................       1                 2
Other liabilities:
  Accrued compensation ..........................       1                 2
  Contingent distribution rights ................      43                46
  Taxes other than income........................      --                 1
                                                    -----             -----
   Total other liabilities ......................      44                49
                                                    -----             -----
                                                       46                52
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares;
   4,034,261 shares outstanding at
   June 30, 2006 (4,034,353 at
   September 30, 2005) ..........................      --                --
  Additional paid-in capital ....................      50                60
  Accumulated other comprehensive income ........       2                 8
  Retained  earnings ............................       8                 9
  Common stock held in treasury, at cost; 165,739
   shares at June 30, 2006 and 165,647 at
   September 30, 2005 ...........................      (4)               (4)
                                                    -----             -----
      Total stockholders' equity ................      56                73
                                                    -----             -----
                                                    $ 102             $ 125
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the nine months ended June 30, 2006 and 2005
                                                                 2006     2005
                                                                -----    -----
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $  --    $   1
   Sales of equipment .......................................      --        2
   Equity investment proceeds ...............................      14       18
   Other revenue ............................................       1        8
   Collections and recoveries ...............................       2        3
   Selling, general and administrative expenses .............      (8)     (16)
   Contingent distribution rights payments ..................      (9)     (37)
   Interest income ..........................................       3        2
   Income taxes .............................................       4        6
                                                                -----    -----
     Net cash provided (used) by continuing operations ......       7      (13)
     Net cash provided by discontinued operations ...........      --        6
                                                                -----    -----
     Net cash provided (used) by operating activities .......       7       (7)
                                                                -----    -----

Cash flows from financing activities:
   Common stock purchased and placed in treasury ............      --       (4)
   Dividends paid on Common Stock ...........................     (20)     (53)
   (Increase) decrease in legally restricted cash ...........      --        2
   Other ....................................................      --        1
                                                                -----    -----
     Net cash used in financing activities ..................     (20)     (54)
                                                                -----    -----

Net (decrease) in cash and cash equivalents .................     (13)     (61)
Cash and cash equivalents at beginning of period ............     103      157
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $  90    $  96
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the nine months ended June 30, 2006 and 2005

                                                            2006    2005
                                                                  (Revised)
                                                            ----   --------
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings .........................................      $  9    $ 27

Adjustments to reconcile earnings from continuing
  operations  to  net  cash provided by operating
  activities
    Cost of sales ....................................        --       1
    Equity and warrant portfolio carrying value ......        --       3
    Income taxes .....................................         4     (11)
    Selling, general, and administrative expenses ....         1      (3)
    Contingent distribution rights ...................        (3)    (22)
    SIP receivable ...................................        --      (5)
    Other, net .......................................        (4)     --
    Discontinued operations...........................        --       3
                                                            ----    ----
      Net cash provided (used) by operating activities      $  7     $(7)
                                                            ====    ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           June 30, 2006 and 2005

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

     SIP Bankruptcy Claims: In February 1998, pursuant to Comdisco Inc.'s Shared Investment Plan ("SIP"), senior managers of Comdisco, Inc. ("the SIP Participants") took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. 48 of the remaining 56 Disputed Claims relate to proofs of claim filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such proofs of claim and is currently engaged in discovery with such SIP claimants. The Company is responsible for legal fees and expenses related to these matters and any resolution would be handled through the Disputed Claims Reserve.

     SIP Relief: Pursuant to the Plan, the Company was authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. On November 27, 2002, the Bankruptcy court approved the offering by the Company of SIP Relief of 70 percent to seventy-two terminated employees and 80 percent to twenty-three go-forward employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. The SIP Relief offer generally expired on December 31, 2002 and five of seventy-two terminated employees and twenty-one of twenty-three go-forward employees have executed a Waiver, Release And Settlement Agreement to pay and provided additional documentation in support of the fulfillment of certain other conditions. Once the Company settled with the SIP Lenders, the Company notified the twenty-six participants who accepted relief of their amount due. The Company collected from twenty-three of the twenty-six who previously agreed to settle with the Company. Two of the three remaining SIP Participant's notes were transferred to the litigation trust (see below) because they did not fulfill their obligation under the terms of the settlement agreement. The Company is still pursuing the collection of one European participant who accepted the enhanced SIP relief. The European participant's SIP obligation was assumed by his employer. The Company is in continuing discussions with the employer regarding the method of payment.

     Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the general unsecured creditors (the "Trust Assets"). Under the Plan, the litigation trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief. The litigation trustee has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. Five of the SIP Participants have filed personal bankruptcy. Also, two SIP Participants who previously settled with the Company were transferred to the litigation trust because of their inability to fulfill the terms of their respective settlement agreement and the litigation trustee has commenced lawsuits against them. Any proceeds collected by the litigation trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement. The litigation trust files periodic reports with the Bankruptcy court. The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

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

3.       Discontinued Operations

     The Company sold a number of its asset portfolios during its fiscal years ending 2002 and 2003 as part of the Company's wind-down. Subsequent activity associated with these sales is considered discontinued operations for the three and nine months ended June 30, 2006 and 2005. The Company has not incrementally added to discontinued assets since 2003.

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

     Net earnings from discontinued operations for the three and nine months ended June 30, 2006 and June 30, 2005, respectively, were not material.

4.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. The Company has received approximately $40 million in proceeds since the inception of the management agreement with Windspeed. Windspeed has received a combined $5.6 million in management fees and sharing as of June 30, 2006. Management fees are expensed when incurred, and realized gains on the sale of Equity Securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009.

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

        Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross
                                     unrealized      Market
                              Cost        gains       value
                              ----   ----------    --------
September 30, 2005            $  -   $        5      $    5
December 31, 2005             $  -   $        3      $    3
March 31, 2006                $  -   $        5      $    5
June 30, 2006                 $  -   $        2      $    2

     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive  income  (loss)  (see  Note 6 of Notes to  Consolidated  Financial
Statements). At June 30, 2006, the Company held securities of three publicly-traded companies: Akamai Technologies, Inc., Taleo Corporation and Loopnet, Inc. Of these holdings, Akamai Technologies, Inc. is subject to a lock-up period which restricts the Company's ability to sell in the near term. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately eight public companies and holds minor positions in approximately three other public companies.

     The Company's practice is to work in conjunction with Windspeed to sell its marketable Equity Securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

     Equity investments in private companies:

     The Company's policy for assessing the carrying values of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Securities when market and customer specific events and circumstances indicate the carrying values might be impaired. All write-downs are considered permanent impairments for financial reporting purposes.

5.   Income taxes

        Income tax receivable

     The   Company  expects  to  realize  a  $1 million  receivable  relating to a refund from the Mexican tax authorities for taxes paid by the Company in 2002.

        Income tax payable

     A portion of the income tax liability relates to the US for alternative minimum tax ("AMT") and a portion relates to the Company's Netherlands subsidiary.

6.        Stockholders' Equity

     When the Company emerged from bankruptcy,  4,200,000 shares of Common Stock
were issued. As of June 30, 2006,   the Company  had 4,034,261 shares of  Common
Stock outstanding and 165,739 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated     Retained    Common
                                    Common       paid-in     other compre-   earnings    stock in
                                     stock       capital     hensive income  (deficit)   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2005     $         -  $       60   $             8   $      9   $      (4)   $    73
Net earnings                                                                         9                      9
Translation adjustment                                                   (3)                               (3)
Change in unrealized gain                                                (3)                               (3)
                                                                                                     --------
   Total comprehensive income                                                                               3
Liquidating dividend paid
   January 6, 2006                                    (10)                         (10)                   (20)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at June 30, 2006          $         -  $       50   $             2   $      8   $      (4)   $    56
                                  ===========  ==========   ===============  =========   =========   ========



     Total comprehensive income (loss) consists of the following (in millions):


                                                            Three months            Nine months
                                                          ended June 30,          ended June 30,
                                                       2006          2005       2006          2005
                                                       ----          ----       ----          ----
Foreign currency translation adjustments               $  -          $  1      $  (3)          $ 2

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                      -             7          2             8
  Reclassification adjustment for gains
   included in earnings before income taxes              (3)           (5)        (5)          (11)
                                                       ----          ----       ----          ----
Net unrealized gains (losses)   (A)                      (3)            2         (3)           (3)
                                                       ----          ----       ----          ----
Other comprehensive income (loss)                        (3)            3         (6)           (1)
Net earnings                                              3             7          9            27
                                                       ----          ----       ----          ----
Total comprehensive income (loss)                      $  -          $ 10       $  3          $ 26
                                                       ====          ====       ====          ====
(A) - No income tax effect on these gains (losses)


7.       Other Financial Information

     Legally restricted cash is comprised of the following at June 30, 2006 and September 30, 2005 (in millions):

                                               June 30,      September 30,
                                                2006              2005
                                           -------------     ------------
Incentive compensation escrows             $          1      $          1
Other                                                 4                 4
                                           -------------     ------------
                                           $          5      $          5
                                           =============     ============



     Other liabilities consist of the following (in millions):

                                               June 30,      September 30,
                                                2006              2005
                                           -------------     ------------
Accrued compensation                        $         1       $         2
CDRs                                                 43                46
Taxes other than income                              --                 1
                                           -------------     ------------
                                           $         44      $         49
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




8.       Financial Information by Business Segment and Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                        Three months          Nine Months
                                       ended June 30,        ended June 30,
                                       2006       2005      2006       2005
                                       ----       ----      ----       ----
North America                          $  6       $  7      $ 18       $ 33
Europe                                    -          -         3          1
                                       ----       ----      ----       ----
Total                                  $  6       $  7      $ 21       $ 34
                                       ====       ====      ====       ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                               June 30,     September 30,
                                                2006              2005
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  101   $ 94     $  116  $105
Europe                                          1      1          8     3
Pacific Rim                                    --     --          1    --
                                           ------   ----     ------  ----
Total                                      $  102   $ 95     $  125  $108
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

     The Company's operations have continued to slow considerably during fiscal 2006. The Company's periodic billing is nominal and assets at June 30, 2006 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted.

     Also, the equity securities portfolio is awaiting liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets.

     In addition, the Company has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts on these leases, if any, will be in excess of the carrying value of these assets because the leases were previously written-off. However, such receipts have and will continue to diminish substantially over time.

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of June 30, 2006. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at June 30, 2006 for its common stock, preferred stock and warrants in private companies is approximately $20 million. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     The following table summarizes the changes in the value of the Company's equity securities since September 30, 2005 (in millions):

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2005 estimated
       realizable value                            $       5     $      23
      Realized--net of fees                               (4)           (1)
      Increase in unrealized estimated value (3)           2            --
                                                   ---------     ---------
      December 31, 2005 estimated
       realizable value                                    3            22
                                                   ---------      --------
      Realized--net of fees                               --            (5)
      Increase in unrealized estimated value (3)           2             1
                                                   ---------     ---------
      March 31, 2006 estimated
       realizable value                                    5            18
                                                   ---------      --------
      Realized--net of fees                               (3)           (2)
      Increase in unrealized estimated value (3)          --             4
                                                   ---------     ---------
      June 30, 2006 estimated
       realizable value                            $       2      $     20
                                                   =========     =========
      (1) Carrying value of public companies for financial statements. See Note 4 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private companies for financial statements is approximately $3 million at June 30, 2006.
      (3) Net of fees and sharing with Windspeed.

     Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective cases the Company has filed and is pursuing claims to maximize its recovery. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A in Part II Other Information entitled "Uncertainties in Collections and Recoveries."

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

          The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc. The amount does not reflect any potential recoveries and distributions by the litigation trustee to the general unsecured creditors. Such additional recoveries and distributions, if any, are neither probable nor reasonably estimable at this time.

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for the estimated fair market value of the remaining property held for sale. During the fiscal quarter ending June 30, 2006, the Company continues to forecast its operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

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

          Estimated   Disputed  Claims  have  decreased  from  $59  million   at
          September 30,  2005 to $43  million as of  June  30, 2006   due to the
          distribution from the Disputed Claim Reserve on February 14, 2006.

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

          A portion of the $41 million of the disallowed estimated Disputed Claims are under appeal as of the date of this filing. Any adverse appellate ruling may materially reduce the CDR liability as of June 30, 2006 and could negatively impact future CDR distributions. If the $41 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $18 million. See Recent Developments for an update on pending appeals of certain claim denials.

     o Equity Investments In Private Companies: Equity investments in private companies consist of small investments in approximately 120 private companies that are primarily non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio is managed by Windspeed including the Company's equity investments in private companies. The carrying value of the Company's equity investments in private companies was approximately $3 million at June 30, 2006.

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

Recently Issued Accounting Pronouncements

     FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109"

     In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect this Interpretation will have on the Company's financial statements.

Recent Developments

      SIP Joinder Action

     On January 27, 2006, certain of the Shared Investment Plan ("SIP") claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. On March 17, 2006, one of the defendants, JP Morgan Chase Bank N. A., removed the matter to the US District Court for the Northern District of Illinois. On April 12, 2006, the SIP claimants filed a motion to remand the matter back to the Circuit Court of Cook County, Illinois. On July 19,2006, the judge granted the request for remand.

     Litigation Trust Termination Motion

     On March 16, 2006, a motion was filed in the Bankruptcy Court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the litigation trust. On March 27, 2006, the litigation trustee requested a withdrawal of the reference from the Bankruptcy court to the US District Court for the Northern District of Illinois to determine the motion filed by the SIP Claimants to terminate the litigation trust. On May 19, 2006, the US District Court declined to accept the reference. The Bankruptcy court hearing that was set for May 24, 2006 was continued until June 28, 2006 after which the judge took the matter under advisement. On July 20, 2006, the judge denied the motion of the SIP Claimants.

     Pending Claim Denial Appeals

     On April 19,  2006,  the US  District  Court for the  Northern  District of
Illinois affirmed the denial by the Bankruptcy court of the claim of Developmental Specialists, Inc., as assignee for the benefit of creditors of Inlight Interactive, Inc. ("DSI/Inlight"). DSI/Inlight did not appeal to the US 7th Circuit Court of Appeals. However, due to the ongoing Wells Fargo litigation (discussed below), a distribution from the Disputed Claims Reserve is not anticipated at this time. For purposes of estimating CDR liability, the Company included this claim as being disallowed.

     On May 30, 2006, the US District judge reversed the Bankruptcy court judgment denying the claim of Wells Fargo Finance and Leasing, Inc. ("Wells Fargo") and remanded the matter back to Bankruptcy court for further proceedings. On July 15, 2006, Wells Fargo filed a motion for a hearing on its claim and to require that the Disputed Claims Reserve be maintained by our Disbursing Agent. Wells Fargo's claim was previously expunged; therefore, the amount was not part of the estimation of CDR liability. A settlement or subsequent allowance of the claim could impact the CDR liability. The Company and Wells Fargo have tentatively agreed to mediate the claim and the Company agreed not to disburse the $7.5 million of the DSI/Inlight claim (see above) from the Disputed Claims Reserve without notice and further order of the Bankruptcy court.

     Comdisco Retirement Plan Settlement

     On June 7, 2006, the Comdisco Retirement Plan received proceeds of $199,258.59 in settlement from the Comdisco Securities Litigation (In Re:
Comdisco Securities Litigation, Docket No. 01C2110). The settlement proceeds are not part of the consolidated financial statements of the Company. The settlement affects the rights of members of the Settlement Class as defined by the Stipulation and as provisionally certified by the Court on May 5, 2005 (the "Preliminary Approval Order"). The Settlement Class consists of all persons or entities who purchased Comdisco, Inc. common stock during the period beginning November 3, 1999 through and including October 3, 2000 (the "Settlement Class Period").

     Excluded from the Settlement Class are the defendants, persons serving as officers and directors of Comdisco, Inc. during the Settlement Class Period, members of their families, and their legal representatives, heirs, successors or assigns, and/or any entity in which any defendant has a controlling interest, and the legal representatives, heirs, successors, predecessors in interest, affiliates or assigns of any defendant. Also excluded from the Settlement Class is any person or entity who or which requested exclusion from the Settlement Class in writing in accordance with the procedures established by the court.

     It is currently anticipated that funds (above a de minimus amount) distributed to any eligible Comdisco Retirement Plan participant will be defaulted to individual retirement accounts.

Results of Operations

     Three Months Ended June 30, 2006 Compared to the Three Months Ended June 31, 2005

     Revenue

     Changes in total revenue for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 were as follows:

                                 Three months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2006        2005      (decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Sales                            $    -      $    1          (100%)       Sales down with shrinking portfolio.
..........................................................................................................
Sale of equity holdings               5           5            N/A        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Other:
Interest income                       1           1            N/A        Interest earned on cash balances.

Foreign exchange gain                 -           -            N/A        Foreign entity liquidation.

                                 ------      ------      ----------
        Total other revenue           1           1            N/A
                                 ------      ------      ---------
...........................................................................................................
Total Revenue                    $    6      $    7           (14%)
                                 ======      ======      =========



     Costs and Expenses

     Changes in total costs and expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 were as follows:

                                 Three months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2006        2005      (decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------

Sales                                 -           1          (100%)       Sales down with shrinking portfolio.
.............................................................................................................
Selling, general and administrative   3           6           (50%)       SG&A  held in line with current
                                                                          staffing levels.
..............................................................................................................
Contingent distribution rights        1           5           (80%)       See "Critical Accounting Policies."
..............................................................................................................
Bad debt expense                     (1)         (3)          (67%)       Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total Costs and Expenses         $    3      $    9           (67%)
                                 ======      ======      =========

     Income tax expense

     The Company recorded a nominal income tax expense for the three months ended June 30, 2006 and an income tax benefit of approximately $6 million for the three months ended June 30, 2005 as a result of a $6 million benefit recorded in 2005 related to a successful appeal of Canadian federal tax matters and $1 million for the German subsidiary offset by an additional tax provision of $1 million for the Company's United Kingdom subsidiary.

     Net Earnings from Continuing Operations

     Net earnings from continuing operations were $3 million for the three months ended June 30, 2006, or $0.73 per share-diluted, compared to net earnings from continuing operations of $4 million for the three months ended June 30, 2005, or $1.00 per share-diluted.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the three months ended June 30, 2006 compared to net earnings of $3 million for the three months ended June 30, 2005.

         Net Earnings

     Net earnings were $3 million, or $0.77 per share-diluted, for the three months ended June 30, 2006 compared to net earnings of $7 million, or $1.85 per share-diluted, for the three months ended June 30, 2005.

      Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

         Revenue

     Changes in total revenue for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 were as follows:

                                  Nine months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2006        2005      (decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------
Leasing                          $   --      $    1          (100%)       The Company's remaining revenue
                                                                          generating leased assets are
                                                                          nominal.
..........................................................................................................
Sales                                --           3          (100%)       Sales down with shrinking portfolio.
..........................................................................................................
Agere lease participation payment    --           2          (100%)       Last payment received in
                                                                          November 2004.
..........................................................................................................
SIP recovery from participants       --           6          (100%)       Collection on notes assigned to
                                                                          the Company.
..........................................................................................................
Sale of equity holdings              15          15            N/A        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Interest income                       3           2            50%        Interest earned on cash balances.
..........................................................................................................
Other:
Receipt of pre-bankruptcy receivable
set-off by claimant against amounts
due                                  --           3          (100%)      Bankruptcy court approved as
                                                                          part of SIP Guaranty settlement.

Foreign exchange gain                 3          --            N/A       Foreign entity liquidation.

Other                                --           2          (100%)
                                 ------      ------      ---------
        Total other revenue           3           5           (40%)
                                 ------      ------      ---------
...........................................................................................................
Total revenue                    $   21     $    34           (38%)
                                 ======      ======      =========

         Costs and Expenses

     Changes in total costs and expenses for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 were as follows:

                                   Nine months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2006        2005      (decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Sales                            $    -      $    3          (100%)       Sales down with shrinking portfolio.
..............................................................................................................
Selling, general and administrative   8          15           (47%)       Selling, general and administrative costs
                                                                          have decreased with the continued wind
                                                                          down of operations.
..............................................................................................................
Contingent distribution rights        6          14           (57%)       See "Critical Accounting Policies."
..............................................................................................................
Bad debt expense                     (2)         (5)          (60%)       Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total costs and expenses         $   12      $   27           (56%)
                                 ======      ======      =========

         Income taxes

     The Company recorded a nominal income tax provision for the nine months ended June 30, 2006 and an income tax benefit of approximately $17 million for the nine months ended June 30, 2005 as a result of a $12 million benefit related to Canadian tax matters, $4 million benefit related to United Kingdom tax matters and $1 million benefit related to German tax matters.

        Net Earnings from Continuing Operations

     Earnings from continuing operations were approximately $9 million or $2.15 per share-diluted for the nine months ended June 30, 2006, compared to earnings from continuing operations of approximately $24 million, or $5.98 per share-diluted for the six months ended June 30, 2005.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the nine months ended June 30, 2006 compared to net earnings of $3 million for the nine months ended June 30, 2005.

         Net Earnings

     Net earnings were approximately $9 million, or $2.17 per share-diluted for the nine months ended June 30, 2006 compared to net earnings of approximately $27 million, or $6.68 per share-diluted, for the nine months ended June 30, 2005.

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

     At June 30, 2006, the Company had unrestricted cash and cash equivalents of approximately $90 million, a decrease of approximately $13 million compared to September 30, 2005. Net cash provided by operating activities for the nine months ended June 30, 2006 was $7 million.

     The Company's operating activities during the nine months ended June 30, 2006 were funded by cash on hand. During the nine months ended June 30, 2006, approximately $14 million of proceeds were generated from the Windspeed managed warrant and equity portfolio, and approximately $5 million were received related to an income tax refund for the Company's United Kingdom subsidiary. The Company's cash expenditures were primarily operating expenses of $8 million (principally professional services and compensation), a $1.2 million tax payment related to the Company's German subsidiary, dividends of $20 million , and payments of $9 million to CDR holders.

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

     See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Item 1A in Part II Other Information.

         Dividends

     There were no dividends paid this quarter. The Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock." in Item 1A in Part II Other Information.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     Gross cash distributions (including the redemption of the Company's Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.061 billion through June 30, 2006. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through June 30, 2006 of approximately $3.788 billion made to initially allowed claimholders equates to a present value of $3.612 billion on initially allowed claims of $3.628 billion. The associated percentage recovery was approximately 99 percent as of June 30, 2006.

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

        CDR Payment

     There were no CDR payments this quarter. As of June 30, 2006, the Company had approximately 152.3 million CDR's outstanding.

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

     At June 30, 2006, the Company held securities of three publicly-traded companies: Akamai Technologies, Inc., Taleo Corporation and Loopnet, Inc. Of these holdings, Akamai Technologies, Inc. is subject to a lock-up period which restricts the Company's ability to sell in the near term. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately eight public companies and holds minor positions in approximately three other public companies. The estimated realizable value for financial reporting purposes in companies with lock-up expiring within one year are reduced by 20% to allow for the uncertainty of events during the lockup period. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lock-up period utilizing various timing strategies which seek to maximize the return to the Company.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the litigation trust and updates on the results of the appeals of certain claim denials.

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

         Uncertainties in Collections and Recoveries

     The Company believes that its collections on leases in default and recoveries on accounts previously written off will provide future but diminishing cash flows. The amount and timing of such collections and recoveries are dependent upon many factors including: the ability of the Company to recover and liquidate any of its collateral, any offsets or counterclaims that may be asserted against the Company and the ability of a lessee or debtor or its respective estate to pay the claim or any portion thereof. Some of these factors are beyond the control of the Company.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of June 30, 2006, the current estimated fair market value is subject to significant concentration risk, as 84 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 43 percent of the estimated amount is in two companies.


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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: August 9, 2006               By: /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)