Form 10-K
COMDISCO HOLDING CO INC
filed 2006-12-15
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

     Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $16 million based on its closing price per share of $14.75 on March 31, 2006. On March 31, 2006, there were 4,029,369 shares of common stock outstanding. No officer or director beneficially held shares of the Company's Common Stock as of December 1, 2006. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Title of Each Class            Number of Shares Outstanding at December 1, 2006
--------------------            ------------------------------------------------
Common Stock, par value                                                4,029,369
$0.01 per share
                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                         COMDISCO HOLDING COMPANY, INC.
                         2006 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                                                            PAGE

PART I


ITEM 1.  BUSINESS..............................................................3

ITEM 1A. RISK FACTORS..........................................................9

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................11

ITEM 2.  PROPERTIES...........................................................11

ITEM 3.  LEGAL PROCEEDINGS....................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12



PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....................12

ITEM 6.  SELECTED FINANCIAL DATA..............................................14

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........28

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................50

ITEM 9A. CONTROLS AND PROCEDURES..............................................50

ITEM 9B. OTHER INFORMATION ...................................................51



PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................51

ITEM 11. EXECUTIVE COMPENSATION...............................................52

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS .....................................54

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................55

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...............................55



PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES .............................57


SIGNATURES....................................................................59

                         2006 ANNUAL REPORT ON FORM 10-K

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

     Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 1A, Risk Factors. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.

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

     The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 1, 2006, the Company had a total of seven employees (three full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately 20 former employees continue to periodically assist the Company on a consulting basis.

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

     In addition, Allowed Claims for Class C-5A received contingent distribution rights ("CDRs") that entitle holders to share at increasing percentages in the proceeds realized from the monetization of the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. If and when any Class C-5B claims are allowed, holders of such Allowed Claims also will receive CDRs. Pursuant to a Bankruptcy court order dated March 17, 2003, approximately 8.1 million CDRs, and any distributions relating to these rights, are being held by the Company's transfer agent pending resolution of the Class C-5A and the Class C-5B claims. Approximately, 600,000 (Class C-5A) CDR's have been assigned to the litigation trust in conjunction with a settlement reached between the Litigation Trustee and one of the 67 remaining senior managers (the "SIP Participants") who participated in Comdisco, Inc.'s Shared Investment Plan ("SIP"). No Class C-5B claims have been allowed to date. Additional information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section entitled "Contingent Distribution Rights" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     SIP Bankruptcy Claims: In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. 48 of the remaining 53 Disputed Claims relate to Proofs of Claims filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such Proofs of Claim and is currently engaged in discovery with such SIP claimants. The Company is responsible for its legal fees and expenses related to these matters and any resolution would be handled through the Disputed Claims Reserve. Not all of the SIP Participants filed Proofs of Claim in the Bankruptcy.

     SIP Relief: Pursuant to the Plan, the Company was authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. On November 27, 2002, the Bankruptcy court approved the offering by the Company of SIP Relief of 70 percent to seventy-two terminated employees and 80 percent to twenty-three go-forward employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. The SIP Relief offer generally expired on December 31, 2002 and five of seventy-two terminated employees and twenty-one of twenty-three go-forward employees have executed a Waiver, Release And Settlement Agreement to pay and provided additional documentation in support of the fulfillment of certain other conditions. Once the Company settled with the SIP Lenders, the Company notified the twenty-six participants who accepted relief of their amount due. The Company collected from twenty-three of the twenty-six who previously agreed to settle with the Company. Two of the three remaining SIP participant's notes were transferred to the Litigation Trust because they did not fulfill their obligation under the terms of the settlement agreement. The Company is still pursuing the collection of one European participant who accepted the enhanced SIP relief. The European participant's SIP obligation was assumed by his employer. Comdisco is in discussions with the employer regarding the method of payment.

     Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP be placed in a trust for the benefit of creditors (the "Trust Assets"). Under the Plan the litigation trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief. The litigation trustee has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. Five of the 67 SIP Participants filed personal bankruptcy. Also, two SIP Participants who previously settled with the Company were transferred to the litigation trust because of their inability to fulfill the terms of their respective agreements and the litigation trustee has commenced lawsuits against them. Any proceeds collected by the litigation trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement. The litigation trust files periodic reports with the Bankruptcy court. The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

     SIP Joinder Action: As reported at Item 3. LEGAL PROCEEDINGS, a lawsuit was filed by certain SIP Participants against certain directors of the former Comdisco, Inc. The lawsuit was filed by 38 of the SIP participants as a joinder action. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. The Company may owe a duty of indemnification to some of the defendant directors.

         Changes in Governance

     On April 15, 2004, the Bankruptcy court entered an order (the "Order") granting the motion (the "Motion") that was filed on February 17, 2004 by the Company in furtherance of the Plan. A copy of the Motion was furnished to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of the Company's common stock, CDRs, and

Disputed Claims remaining in the bankruptcy and also certain other interested parties.

     Pursuant to and in furtherance of the Order, on August 12, 2004, the following occurred: The officers of the Company resigned their respective officer positions; the Board of Directors appointed Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc.; the Company filed a Certificate of Amendment to its Certificate of Incorporation (the "Certificate") with the State of Delaware amending the Certificate to provide for a Board of Directors consisting of one member; four of the five individuals serving on the Board of Directors resigned their position as Directors (Randolph I. Thornton did not resign and continues as the sole director); and Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     On March 15, 2006, Randolph I. Thornton appointed Robert E. T. Lackey, Deborah L. Dompke, Carol Nemec, Susan Long, Mary Ann Bolster, Michael J. Salerno and Kathy J. Smith authorized representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and report directly to him. Approximately 20 former employees continue to periodically assist the Company on a consulting basis.

         Filing of Certificate of Dissolution

     Pursuant to and in furtherance of the Order, the Company filed on August 12, 2004 a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish Comdisco Holding Company, Inc.'s corporate existence with the State of Delaware except for the purpose of completing the wind down contemplated by the Plan.

         Sales of Assets

     See Note 4 of Notes to Consolidated Financial Statements for information on the sale of assets by the Company during the three-year period ended September 30, 2006. See section Narrative Description of Business (below), for a discussion of the Company's principal business segments after emergence.

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

         Principal Business Location

     The Company's operations are primarily conducted through its principal office in Rosemont, Illinois which occupies rented executive suites.

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

               Ventures

     Prior to bankruptcy, the Ventures group structured financial relationships specific to a company's needs and provided services specific to the company's stage of development. The Ventures group served as a strategic financing source to compliment venture capital and commercial banking relationships and provided a means for leveraging the equity capital invested.

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

     See Note 11 of Notes to Consolidated Financial Statements for information on the ongoing liquidation of the sole remaining assets of Comdisco Ventures Fund A, LLC consisting of equity investments under management by Windspeed Acquisition Fund GP, LLC.

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

         Customers and Competition

     Due to the Company's limited business purpose, the Company does not expect to be dependent upon a single customer or group of customers to generate future investment or revenue opportunities. In addition, the Company's reorganization plan specifically prohibits the Company from engaging in any business activities inconsistent with its limited business purpose.

         Employees

     On September 30, 2006, the Company had seven U.S. employees (three full-time and four part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately 20 former employees continue to periodically assist the Company on a consulting basis.

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

ITEM 1A.  RISK FACTORS

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

         Uncertainties in Collections and Recoveries

     The  Company  believes  that its  collections  on  leases  in  default  and recoveries on accounts previously written off could provide future but diminishing cash flows. The amount and timing of such collections and recoveries are dependent upon many factors including the ability of the Company to recover and liquidate any of its collateral, any offsets or counterclaims that may be asserted against the Company and the ability of a lessee or debtor or its respective estate to pay the claim or any portion thereof. Some of these factors are beyond the control of the Company.

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

     Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights

     Because the present value of distributions to certain former creditors of Comdisco, Inc. has reached the 100% threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive payments from the Company equal to 37% of each dollar available to be distributed to Comdisco stakeholders in accordance with the Plan. All payments by the Company in respect of CDRs are made from the Company's available cash-on-hand and not from funds released from the Disputed Claims Reserve or litigation trust. The Company expects to maintain cash reserves sufficient to make any required payments on the CDRs. The Company's success in reducing the Disputed Claims Reserve through disallowance of Disputed Claims could have a significant negative impact on the cash available to be distributed to common shareholders.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, since as September 30, 2006 95 percent of the estimated fair market value of the entire portfolio is concentrated in 15 individual companies and approximately 68 percent of the estimated amount is in three individual companies.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.  PROPERTIES

     The only remaining property owned by the Company is an 11,500 square foot day care facility adjacent to its former headquarters. The day care facility has an estimated fair market value of less than $500,000 as of the date of this filing. It is offered for sale by the Company.

         Leased Properties

     Since October 31, 2004, the Company has leased short-term furnished executive office space for all of its operations at 5600 N. River Road in Rosemont, Illinois. The terms of its rental agreement provide the Company with the ability to match its actual leased space with its declining space requirements.

ITEM 3.  LEGAL PROCEEDINGS

Bankruptcy Proceeding

     The Company continues to appear before the Bankruptcy court from time to time for the purposes of: clarification and administration of Plan matters and the administration of the Disputed Claims Reserve, the claims resolution process, and the wind down of the operations of the Company.

Securities Litigation

     On July 14, 2005, the judge entered an Order and Final Settlement approving the settlement reached by the parties after mediation in the previously reported class action captioned In re: Comdisco Securities Litigation, No. 01-C-2110. There were no objections to the settlement and fewer than 50 potential class members opted out. Funds for the settlement were provided by the former Comdisco, Inc.'s directors and officers insurance policy carriers. Other than monitoring, the case and the settlement have no impact on the Company. On June 7, 2006, the Company's former employee retirement plan received funds from the settlement in the amount of $199,258. Please see Recent Developments for more information.

SIP Joinder Action

     On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al against certain directors of the former Comdisco, Inc. On March 17, 2006, one of the defendants, JP Morgan Chase Bank N. A., removed the matter to the US District Court for the Northern District of Illinois. On April 12, 2006, the SIP claimants filed a motion to remand the matter back to the Circuit Court of Cook County, Illinois. On July 19, 2006, the judge granted the request for remand. The defendants filed a motion to dismiss the suit on December 5, 2006. A hearing is anticipated in early 2007. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. The Company may owe a duty of indemnification to some of the defendant directors.

     Litigation Trust Termination Motion

     On March 16, 2006, a motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the litigation trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. The parties are briefing the matter. A ruling is anticipated during February 2007.

     Wells Fargo Claim

     On May 30, 2006, the US District judge reversed the Bankruptcy court judgment denying the claim of Wells Fargo Finance and Leasing, Inc. ("Wells Fargo") and remanded the matter back to Bankruptcy court for further proceedings. On July 15, 2006, Wells Fargo filed a motion for a hearing on its claim and to require that the Disputed Claims Reserve be maintained by the Company. The Company and Wells Fargo mediated the claim on October 17, 2006. A settlement was reached by the parties. On November 9, 2006, the Bankruptcy court approved the settlement and an allowed claim in favor of Wells Fargo in the amount of approximately $6 million. Funds related to the allowed claim were disbursed from the Disputed Claims Reserve on November 15, 2006.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended September 30, 2006.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In connection with the September 30, 2002 initial distribution under the Plan, the Company issued approximately 3.74 million shares of Common Stock to holders of Allowed Claims in Class C-4. Also, approximately 460,000 additional shares of Common Stock were deposited in the Disputed Claims Reserve for future distribution pending the outcome of Disputed Claims (approximately 40,000 shares remain in the Disputed Claims Reserve as of December 1, 2006). The Company's Common Stock currently trades on the Over-the-Counter Bulletin Board system under the symbol "CDCO.OB". In addition, the Contingent Distribution Rights currently trade on the Over-the-Counter Bulletin Board system under the symbol "CDCOR.OB". Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

         Common Stock

     As of December 1, 2006, there were 203 shareholders of record of the Company's Common Stock. The following table sets forth the dividend adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2006 and 2005.

                              2006                              2005
                 -----------------------------    -----------------------------
QUARTER            High       Low    Dividends     High        Low    Dividends
-------          ------    ------    ---------    -------    ------   ---------
First            $14.57    $12.64    $      --    $ 16.44    $11.85   $      --
Second            16.61     14.02         5.00      18.25     12.78       13.00
Third             17.24     14.03           --      18.50     16.00          --
Fourth            18.90     15.27           --      18.50     16.25          --
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

     The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company's Common Stock were as follows (in millions):

                                                  Aggregate
                                                    Payment
                                                  ---------
                May 2003 ..................       $     308
                June 2003 .................              60
                September 2003 ............             200
                December 2003 .............              50
                May 2004 ..................              49
                March 2005 ................              53
                January 2006...............              20
                                                  ---------
                                                  $     740
                                                  =========

     On November 17, 2006, the Company announced a dividend of $6.39 per share on the outstanding shares of its Common Stock, payable on December 12, 2006 to common stockholders of record on December 1, 2006. With this distribution the Company will have achieved a present value recovery to general unsecured creditors of 100% as defined in the Plan.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2006, there were 2,164 holders of record of the Company's CDRs and there were 152,272,188 outstanding CDRs.

     The Company maintains sufficient cash reserves for operations and the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments.

     Aggregate total distributions with respect to the CDRs were as follows (in millions):

                                                  Aggregate       Per
                                                    Payment       CDR
                                                  ---------   -------
                May 2003 ..................       $       3   $.01793
                June 2003 .................               2    .01621
                September 2003 ............              13    .08780
                December 2003 .............               8    .05140
                March 2004 ................               3    .01870
                May 2004 ..................              12    .07810
                December 2004 .............              15    .09820
                March 2005 ................              22    .14560
                January 2006 ..............               6    .03650
                March 2006.................               4    .02470
                                                  ---------   -------
                Total CDR payments                $      88   $.57514
                                                  =========   =======

     On November 17, 2006, the Company announced a cash payment of $.045 per right on the CDR's, payable on December 12, 2006 to CDR holders of record on December 1, 2006.

     See Critical Accounting Policies and Contingent Distribution Rights in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for information on the CDR liability and the impact of the resolution of Disputed Claims on the operations of the Company.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

     There were no repurchases of Common Stock in the fourth quarter of fiscal 2006. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

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

     Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of September 30, 2006, 2005, 2004 and 2003, the consolidated balance sheets as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

     A black line has been drawn on the accompanying consolidated financial statements to distinguish between Comdisco Holding Company, Inc. (occasionally referred to herein as the "Successor company") and Comdisco, Inc. (occasionally referred to herein as the "Predecessor company").

     The selected consolidated financial data of the Company for the years ended September 30, 2006, 2005, 2004 and 2003, the two months from August 1, 2002 to September 30, 2002 and for Comdisco, Inc. for the ten months from October 1, 2001 to July 31, 2002, has been derived from the Company's and/or Comdisco, Inc.'s audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the September 30, 2006 consolidated financial statements.


                                       SUCCESSOR                                                                      |PREDECESSOR
                                                                                                          Two Months  |        Ten
                                                                                                               ended  |     Months
                                                                                                           September  |      ended
                                                        Years ended September 30,                                 30, |   July 31,
(in millions except per share data)                  2006           2005         2004           2003            2002  |       2002
                                               ----------    -----------   ----------    -----------     -----------  |-----------
Consolidated summary of earnings (losses)                                                                             |
Revenue                                                                                                               |
  Leasing .................................... $       --    $         1   $       17    $       135     $        44  |$       484
  Sales ......................................         --              3           43             91               1  |        164
  Technology services ........................         --             --            1             15               3  |         37
  Gain on sale of warrant & equity holdings ..         20             17           10              2              --  |         16
  Sale of Properties .........................         --             --            5             20              --  |         --
  Agere lease participation payment ..........         --              2           25             --              --  |         --
  Foreign Exchange Gain ......................          3             --           --             22              --  |         13
  SIP Recovery ...............................         --              6           --             --              --  |         --
  Other ......................................          5              8            7             18              11  |         31
                                               ----------    -----------   ----------    -----------     -----------  |-----------
       Total revenue .........................         28             37          108            303              59  |        745
                                                                                                                      |
                                                                                                                      |
Costs and expenses                                                                                                    |
  Leasing ....................................         --             --            8            109              46  |        368
  Sales ......................................         --              3           34             80               3  |        189
  Technology services ........................         --             --            1              8               5  |         27
  Selling, general and administrative ........          9             16           31             77              10  |         85
  Contingent distribution rights .............          7             13           49             52              10  |         --
  Write-down of equity securities ............         --              1            2             25               3  |         70
  Bad debt expense (income)...................         (3)            (6)         (12)           (92)              3  |        115
  Interest ...................................         --             --            1             25              12  |         16
  Reorganization items .......................         --             --           --             --              --  |        439
  Fresh-start accounting adjustments .........         --             --           --             --              --  |        369
                                               ----------    -----------   ----------    -----------     -----------  |-----------
       Total costs and expenses ..............         13             27          114            284              92  |      1,678
                                                                                                                      |
Earnings (loss) from continuing operations                                                                            |
 before income  taxes (benefit),                                                                                      |
 extraordinary gain and cumulative effect of                                                                          |
 change in accounting principle ..............         15             10           (6)            19             (33) |       (933)
Income taxes (benefit) .......................         --            (16)         (42)            (1)              2  |         48
                                               ----------    -----------   ----------    -----------     -----------  |-----------
Earnings (loss) from continuing operations                                                                            |
 before extraordinary gain and cumulative                                                                             |
 effect of change in accounting principle ....         15             26           36             20            ( 35) |       (981)
Earnings (loss) from discontinued operations,                                                                         |
 net of income tax ...........................         --              3          (13)            80              18  |        287
Extraordinary gain ...........................         --             --           --             --             241  |        153
                                               ----------    -----------   ----------    -----------     -----------  |-----------
  Net earnings (loss) to common stockholders . $       15    $        29   $       23    $       100     $       224  |$      (541)
                                               ==========    ===========   ==========    ===========     ===========  |===========
Per common share data:                                                                                                |
Earnings (loss) from continuing                                                                                       |
 operations-diluted .......................... $     3.62    $      6.33   $     8.61    $      4.80     $     (8.28) |$     (6.52)
Earnings (loss) from discontinued                                                                                     |
 operations-diluted ..........................         --           0.73        (3.21)         19.11            4.27  |       1.91
Earnings from extraordinary gain-diluted .....         --             --           --             --           57.38  |       1.02
                                               ----------    -----------   ----------    -----------     -----------  |-----------
  Net earnings (loss) to common                                                                                       |
   stockholders-diluted ...................... $     3.62    $      7.06   $     5.40    $     23.91     $     53.37  |$     (3.59)
                                               ==========    ===========   ==========    ===========     ===========  |===========
                                                                                                                      |
Cash dividends paid on common stock (per                                                                              |
 share) ...................................... $     5.00     $    13.00   $    23.50    $    135.23     $        --  |$        --
Average common shares (in thousands)-diluted .      4,031          4,067        4,197          4,199           4,200  |    150,559
                                                                                                                      |
Financial position:                                                                                                   |
Total assets (1) ............................. $      110     $      125   $      199    $       373     $     2,341  |$     2,291
Notes payable ................................         --             --           --             --           1,050  |      1,050
Total long-term debt .........................         --             --           --             --           1,113  |      1,123
Discounted lease rentals .....................         --             --           --             --             262  |        304
Stockholders' equity .........................         64             73          103            182             641  |        413
Other data:                                                                                                           |
Total rents of new leases ....................         --             --           --              6              69  |        241
Future leasing contractual cash flows ........ $       --     $       --   $       12    $       148     $     1,798  |$       N/A

(1)   Total cash at September 30, 2006 and 2005 was $102 million and $108 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2006. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled "Disclosure Regarding Forward-Looking Statements" and "Risk Factors Relating to the Company."

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

     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.
--------------------------------------------------------------------------------

General

     The Company's operations have slowed considerably during fiscal 2006. The Company's periodic billing continued to slow down and assets at September 30, 2006 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. Also, the equity securities portfolio is awaiting liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts on these leases, if any, will be in excess of the carrying value of these assets because the leases were previously written-off.

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 11 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2006. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see discussion below), at September 30, 2006 for its common stock, preferred stock and warrants in private companies is approximately $20 million. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. As reported on Form 8-K filed by the company on April 11, 2006, the management agreement was extended for an additional two years, to February 20, 2009. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A. Risk Factors, particlarly the risk factor entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A. Risk Factors, particularly the risk entitled "Uncertainties in Collections and Recoveries."

     The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to seven as of December 1, 2006. To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.

          Change in Governance

     On April 15, 2004, the Bankruptcy court entered an order (the "Order") granting the motion (the "Motion") that was filed on February 17, 2004 by the Company in furtherance of the Plan. A copy of the Motion was furnished to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of the Company's common stock, CDRs, and Disputed Claims remaining in the bankruptcy and also certain other interested parties.

     Pursuant to and in furtherance of the Order, on August 12, 2004, the following occurred: The officers of the Company resigned their respective officer positions; the Board of Directors appointed Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc.; the Company filed a Certificate of Amendment to its Certificate of Incorporation (the "Certificate") with the State of Delaware amending the Certificate to provide for a Board of Directors consisting of one member; four of the five individuals serving on the Board of Directors resigned their position as Directors (Randolph I. Thornton did not resign and continues as the sole director); and Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

     On March 15, 2006, Randolph I. Thornton appointed Robert E. T. Lackey, Deborah L. Dompke, Carol Nemec, Susan Long, Mary Ann Bolster, Michael J. Salerno and Kathy J. Smith authorized representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and report directly to him. Approximately 20 former employees continue to periodically assist the Company on a consulting basis.

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

          Disputed Claims relating to the Comdisco, Inc. Bankruptcy estate

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has focused on the resolution of Disputed Claims. Upon emergence, and pursuant to the Plan, the Company established a Disputed Claims Reserve for Disputed Claims estimated in the amount of $450 million. See Item 1. Business--"General Development of Business" for a discussion of Disputed Claims, the Disputed Claims Reserve and the resolution process. Since emergence, the number of Disputed Claims has decreased from approximately 619 Disputed Claims to approximately 53 Disputed Claims and the estimated Disputed Claims amount has decreased from $450 million to $37 million at December 1, 2006. The reduction from $43 million as of September 30, 2006 to $37 million is a result of an allowed claim in favor of Wells Fargo in the amount of approximately $6 million. Funds related to the allowed claim were disbursed from the Disputed Claim Reserve on November 15, 2006. See Recent Developments for more information on Wells Fargo.

          Trust Assets and SIP Litigation

     In accordance with the Plan, the Company collected from 23 of the 26 SIP Participants who agreed to settle with the Company. Two of the three remaining SIP Participants were transferred to the litigation trust because they did not fulfill their obligation under the terms of the agreement. The Company is still pursuing the collection of one European participant who accepted the SIP Relief. The European participant's SIP obligation was assumed by his employer. Comdisco is in discussions with the employer regarding the method of payment.

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

     Contingent distribution rights (CDR) holders will earn an amount resulting from any distributions from the net proceeds of Trust Assets to Class C-4 holders. The litigation trust is solely responsible for distributing the net proceeds from Trust Assets, while Comdisco Holding Company, Inc. is solely responsible for making CDR payments.

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

         Emergence from Bankruptcy

     Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan and for SEC reporting purposes, Comdisco Holding became the successor to Comdisco, Inc. In addition, the Company's operations were reorganized into four reportable business groups:
US Leasing; European IT Leasing; the Corporate Asset Management group ("CAM"); and Ventures. The Company ceased reporting them as four reportable business groups as of June 30, 2004. See Item 1, Business, above, for more details about the Company's business operations.

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

     All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Dividends paid on Common Stock and payments to CDR holders were $20 million and $10 million, respectively, in the fiscal year ended September 30, 2006. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time.

     The Company maintains sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments. See this Item 7 below for Critical Accounting Policies and Item 1A. Risk Factors for a discussion of the impact of Disputed Claims on the distributions.

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

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for the estimated fair market value of the remaining property held for sale. During the fiscal year ending September 30, 2006, the Company continues to forecast its operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

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

          Estimated Disputed Claims consisted of $37 million as of December 1, 2006. The Disputed Claim Reserve consisted of $39 million in cash and approximately 40,000 shares of Common Stock. $35 million of the $37 million remaining estimated Disputed Claims have been disallowed in full or in part by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving approximately $2 million unresolved at the date of this filing. These $2 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $2 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $1 million.

          Approximately $35 million of the $37 million disallowed estimated Disputed Claims are either under appeal as of the date of this filing or held by Bankruptcy court order pending resolution of other matters. Any adverse appellate ruling may materially reduce the CDR liability as of September 30, 2006 and could negatively impact future CDR distributions. If the $35 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $16 million. See Recent Developments for an update on pending appeals of certain claim denials.

     o    Equity  Investments  In  Private  Companies:   Equity  investments  in
          private companies consist primarily of small investments in approximately one hundred private companies that are non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, who provides ongoing management of the Equity Investment
          Portfolio, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies was approximately $3 million at September 30, 2006.

     o Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. The Company formerly operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for taxes estimated to be payable in all jurisdictions. The accrued tax liabilities resulting from tax expense recorded in previous periods have been evaluated by management in accordance with FASB No. 5, "Accounting for Contingencies." Accordingly, the ultimate amount paid may be more or less than the accrued tax liabilities recorded within the financial statements.

    o Allowance for Doubtful Accounts: The Company had maintained an allowance for doubtful accounts. In 2006, the Company wrote-off all receivables (except for nominal ongoing billings) and all allowance for doubtful accounts, recognizing the inability to collect on the items.

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

Recent Developments

      SIP Joinder Action

     On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al against certain directors of the former Comdisco, Inc. On March 17, 2006, one of the defendants, JP Morgan Chase Bank N. A., removed the matter to the US District Court for the Northern District of Illinois. On April 12, 2006, the SIP claimants filed a motion to remand the matter back to the Circuit Court of Cook County, Illinois. On July 19, 2006, the judge granted the request for remand. The defendants filed a motion to Dismiss the suit on December 5, 2006. A hearing is anticipated in early 2007. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. The Company may owe a duty of indemnification to some of the defendant directors.

     Litigation Trust Termination Motion

     On March 16, 2006, a Motion was filed in the Bankruptcy Court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. The parties are briefing the matter. A ruling is anticipated by February 2007.

     Wells Fargo Claim

     On May 30, 2006, the US District judge reversed the Bankruptcy court judgment denying the claim of Wells Fargo Finance and Leasing, Inc. ("Wells Fargo") and remanded the matter back to Bankruptcy court for further proceedings. On July 15, 2006, Wells Fargo filed a motion for a hearing on its claim and to require that the Disputed Claims Reserve be maintained by the Company. The Company and Wells Fargo mediated the claim on October 17, 2006. A settlement was reached by the parties. On November 9, 2006, the bankruptcy court approved the settlement and an allowed claim in favor of Wells Fargo in the amount of approximately $6 million. Funds related to the allowed claim were disbursed from the Disputed Claims Reserve on November 15, 2006.

     Comdisco Retirement Plan Settlement

     On June 7, 2006, the Comdisco Retirement Plan received proceeds of $199,258 in settlement from the Comdisco Securities Litigation (In Re: Comdisco Securities Litigation, Docket No. 01C2110). The settlement proceeds are not part of the consolidated financial statements of the Company. The settlement affects the rights of members of the Settlement Class as defined by the Stipulation and as provisionally certified by the Court on May 5, 2005 (the "Preliminary Approval Order"). The Settlement Class consists of all persons or entities who purchased Comdisco, Inc. common stock during the period beginning November 3, 1999 through and including October 3, 2000 (the "Settlement Class Period").

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

     On November 6, 2006, the Company began notifying eligible Comdisco Retirement Plan participants of the distribution and steps needed to be taken by them.

     Dividend and CDR Payment

     On November 17, 2006, the Company announced a cash dividend payment in the amount of $6.39 per share on the outstanding shares of the Company's Common Stock and a cash payment of $.045 per right on the CDRs, each with a record date of December 1, 2006 and a payment date of December 12, 2006. With this distribution the Company will have achieved a present value recovery to general unsecured creditors of 100% as defined in the Plan.

Results of Operations

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the September 30, 2006 consolidated financial statements.

Fiscal Year Ended September 30, 2006 Compared to the Fiscal Year Ended September 30, 2005 and Fiscal Year Ended September 30, 2004

     Revenue

                                    Years ended  September 30,       Percent      Percent
                                 ------------------------------      increase     increase
(in millions)                                                       (decrease)   (decrease)
                                   2006        2005       2004      2006/2005    2005/2004     Explanation of Change
                                 ------      ------     ------      ---------    ---------     -------------------------------
Leasing                          $    -      $    1     $   17         (100%)        (94%)                (A)
....................................................................................................................................
Sales                                 -           3         43         (100%)        (93%)                (A)
....................................................................................................................................
Technology services                   -           -          1           --         (100%)      Minor network services business
                                                                                                wound down in 2004
....................................................................................................................................
Agere lease participation payment     -           2         25         (100%)        (92%)      Received in conjunction with
                                                                                                GE Portfolio sales - (B)
....................................................................................................................................

Sale of equity holdings              20          17         10           18%          70%       Primary remaining revenue
                                                                                                generating asset. - (C)
....................................................................................................................................
Sale of properties                    -           -          5           --         (100%)      2004 - Sold German facility
....................................................................................................................................
Foreign exchange gain                 3           -          -          N/A           --        Foreign entity liquidation
....................................................................................................................................
SIP Recovery                          -           6          -         (100%)        N/A        SIP Relief recoveries - (D)
....................................................................................................................................
Other:
   Interest income                    4           3          2           33%          50%       Interest earned on cash balances
   Receipt of pre-bankruptcy
    receivable set-off by claimant
    against amounts due               -           3          -         (100%)        N/A        Settlement with SIP Lenders - (E)
   Portfolio sales GE Capital         -           -          2           --         (100%)      Settled purchase price holdback -(F)
   Other                              1           2          3          (50%)        (33%)
Total other                      ------      ------     ------      --------     ---------
                                      5           8          7          (38%)         14%
                                 ------      ------     ------      --------     ---------
....................................................................................................................................
Total revenue                    $   28      $   37     $  108          (24%)        (66%)
                                 ======      ======     ======      ========     =========

(A)  The Company has been winding down operations  since it emerged from bankruptcy in August 2002.  The Company's  charter does not allow any new investments.  Accordingly,  revenue generated from assets on lease, notes receivable and inventory have continued
     to decrease from the fiscal year ending September 30, 2004 through September 30, 2006.

(B)  Agere  lease  participation  interest  was  recognized  as revenue as cash was  received.  See Note 4 of Notes to  Consolidated
     Financial Statements for information.

(C)  The increases in  revenue  generated from the  realized gains on equity  holdings from September 30, 2004 through September 30,
     2006 relate to improved  market  conditions for liquidity events such as mergers and  acquisitions and initial public offerings for companies within the equity and warrant portfolio.

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

(F)  2004  amounts relate to settlement  of  purchase price  holdbacks in  conjunction with the Electronics, Healthcare, and Lab and
     Scientific portfolio sales to GE Capital.


     Costs and Expenses

                                                                      Percent      Percent
(in millions)                       Years ended  September 30,        increase     increase
                                 ------------------------------      (decrease)   (decrease)
                                   2006        2005        2004       2006/2005    2005/2004   Explanation of Change
                                 ------      ------      ------       ---------   ----------  ------------------------------------
Leasing                          $    -      $    -      $    8            --         (100%)    Reduced assets on lease
                                                                                                          (A)
..............................................................................................................
Sales                                 -           3          34          (100%)        (91%)    Reduced assets on lease
                                                                                                          (A)
..............................................................................................................
Interest                              -           -           1            --         (100%)    Reduction of debt
..............................................................................................................
Technology services                   -           -           1            --         (100%)    Services eliminated
..............................................................................................................
Selling, general and administrative   9          16          31           (43%)        (48%)    SG&A costs have decreased with the
                                                                                                continued wind down of operations
..............................................................................................................
Contingent distribution rights        7          13          49           (46%)        (73%)    See "Critical Accounting Policies"
..............................................................................................................
Write down of privately held
securities                            -           1           2          (100%)        (50%)    Remaining basis $3 million (B)
..............................................................................................................
Bad debt (income)                    (3)         (6)        (12)          (50%)        (50%)    Collections & recoveries (C)
..............................................................................................................
                                 ------      ------      ------       ---------   ----------
Total costs and expenses         $   13      $   27      $  114           (52%)        (76%)
                                 ======      ======      ======       =========   ==========

(A)  The Company has been winding down operations  since it emerged from  Bankruptcy in August 2002. The Company's  charter does not allow any new  investments.  Accordingly,  costs associated with assets on lease, and inventory have continued to decrease from fiscal year ending September 30, 2004 through September 30, 2006.

(B)  The decrease in costs associated with the write down of privately held securities from September 30, 2004 through September 30,
     2006 is due to the limited remaining cost basis. Please see "Critical Accounting Policies" for more information.

(C)  The continued decrease in  recoveries  (net of bad debt  provision)  from  September  30, 2004 through  September  30, 2006 is due to the reduction of the remaining portfolio of potential recoveries.  The majority of these accounts were distressed during the market downturn in 2000 and 2001.

Selling, General and Administrative Expenses

     The following table summarizes selling, general and administrative expenses (in millions):

                                                Years ended
                                     --------------------------------
                                       2006          2005        2004
                                     ------        ------      ------
Compensation and benefits ......     $    2        $    5      $    8
Outside professional services ..          5             9          15
Other expenses .................          2             2           8
                                     ------        ------      ------
                                     $    9        $   16      $   31
                                     ======        ======      ======

         Income Taxes

See Note 10 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for details about the Company's income tax provision. Income Taxes are subject to the risk factor "The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions" discussed in Item 1A. Risk Factors.

     During the year ended September 30, 2006, the Company recorded a nomimal tax expense. Previously, during the year ended September 30, 2005, the Company recorded a tax benefit of approximately $16 million, primarily as a result of significant progress in the settlement of certain income tax liabilities with certain global tax authorities, including authorities in Canada and Europe.

         Earnings from Continuing Operations

     Earnings from continuing operations were $15 million, or $3.62 per share-diluted, for the year ended September 30, 2006, compared to earnings from continuing operations of $26 million, or $6.33 per share-diluted, in the year ended September 30, 2005, and earnings from continuing operations of $36 million, or $8.61 per share-diluted, in the year ended September 30, 2004.

         Discontinued Operations

     Earnings from discontinued operations were nominal for the year ended September 30, 2006 compared to earnings from discontinued operations of $3 million, or $0.73 per share-diluted, for the year ended September 30, 2005 and losses from discontinued operations of $13 million, or $3.21 per share-diluted, for the year ended September 30, 2004. The results of operations for US Leasing operations, the German Leasing Subsidiary and International Leasing have been classified as discontinued operations and prior year periods have been restated.


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

         Net Earnings

     Net earnings were $15 million, or $3.62 per share-diluted, for the year ended September 30, 2006 compared to $29 million, or $7.06 per share-diluted, for the fiscal year ended September 30, 2005 and $23 million, or $5.40 per share-diluted, for the fiscal year ended September 30, 2004.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company's financial condition or results of operations.

Table of Contractual Obligations

     The Company did not have any long term debt obligations, lease obligations, or any long-term liabilities reflected on the balance sheet as of September 30, 2006 or 2005.

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

     At September 30, 2006, the Company had unrestricted cash and cash equivalents of approximately $97 million, a decrease of approximately $6 million compared to September 30, 2005. Net cash provided by operating activities for the year ended September 30, 2006 was $14 million. Net cash used in financing activities was $20 million for the year ended September 30, 2006.

     The Company's operating activities during the year ended September 30, 2006 were funded by cash on hand. During the year, approximately $20 million of proceeds were generated from the Windspeed managed warrant and equity portfolio, and approximately $5 million were received related to an income tax refund for the Company's United Kingdom subsidiary. The Company's cash expenditures were primarily operating expenses of $9 million (principally professional services and compensation), a $1.2 million tax payment related to the Company's German subsidiary, dividends of $20 million, and payments of $10 million to CDR holders.

     The Company's current and future liquidity depends on cash on hand, cash provided by operating activities, proceeds from the sale of Equity Securities and nominal asset sales. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future. As of December 1, 2006, the Company's unrestricted cash balances exceeded $95 million. A dividend and CDR payment was paid on December 12, 2006. See Recent Developments for further information.
            The Company maintains sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments. See Item 7 Critical Accounting Policies and Item 1A. Risk Factors, for a discussion of the impact of Disputed Claims on the distributions.

     The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the Company to implement the Plan, global economic conditions and controlling operating costs and expenses.

     Net cash provided by operating activities was $14 million in fiscal 2006, compared to net cash used in operating activities of $4 million in fiscal 2005, and net cash provided by operating activities of $134 million in fiscal 2004.

     Dividends

     The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company's Common Stock were as follows (in millions):

                                                  Aggregate
                                                    Payment
                                                  ---------
                May 2003 ..................       $     308
                June 2003 .................              60
                September 2003 ............             200
                December 2003 .............              50
                May 2004 ..................              49
                March 2005 ................              53
                January 2006...............              20
                                                  ---------
                                                  $     740
                                                  =========

     On November 17, 2006, the Company announced a dividend of $6.39 per share on the outstanding shares of its Common Stock, payable on December 12, 2006 to common stockholders of record on December 1, 2006. With this distribution the Company will have achieved a present value recovery to general unsecured creditors of 100% as defined in the Plan.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2006, there were 2,164 holders of record of the Company's CDRs and there were 152,272,188 outstanding CDRs.


     Aggregate total distributions with respect to the CDRs were as follows (in millions except per share data):

                                                  Aggregate       Per
                                                    Payment       CDR
                                                  ---------   -------
                May 2003 ..................       $       3   $.01793
                June 2003 .................               2    .01621
                September 2003 ............              13    .08780
                December 2003 .............               8    .05140
                March 2004 ................               3    .01870
                May 2004 ..................              12    .07810
                December 2004 .............              15    .09820
                March 2005 ................              22    .14560
                January 2006 ..............               6    .03650
                March 2006 ................               4    .02470
                                                  ---------   -------
                Total CDR payments                $      88   $.57514
                                                  =========   =======

     On November 17, 2006, the Company announced a cash payment of $.045 per right on the CDR's, payable on December 12, 2006 to CDR holders of record on December 1, 2006.

     The Company maintains sufficient cash reserves for operations and the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims will impact both the timing and the amount of future dividends and CDR payments.

     Gross cash distributions related to general unsecured claims totaled $4.087 billion through December 1, 2006. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions after the announced dividend on December 12, 2006 will be approximately $3.812 billion made to initially allowed claimholders and equates to a present value of $3.627 billion on initially allowed claims of $3.628 billion. The associated percentage recovery will be at 100 percent as of December 12, 2006.

     See Item 7 Critical Accounting Policies for a further discussion of CDRs and the methodology for estimating the CDR liability and the potential impact of the resolution of Disputed Claims on liquidity. See Item 1A. Risk Factors--Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights and Impact of Reconsideration and Potential Allowance of Newly Filed Claims or Late Filed Claims or Previously Disallowed Claims.

Recently Issued Professional Accounting Standards


     In July 2006, the FASB issued FASB interpretation 48, "Accounting for Uncertainly in Income Taxes - an interpretation of FASB Statement 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect this Interpretation will have on its financial statments.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. The company does not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

     In September 2006, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The company is evaluating the effect the adoption of SFAS 157 will have on its financial condition or results of operations.

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

     At September 30, 2006, the Company held securities of six publicly-traded companies: Akamai Technologies, Inc., Shutterfly.com, Inc., Taleo Inc., The Loopnet, Inc., The Knot, and AutoTradeCenter, Inc. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term but not longer than one year. The Company's practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately six public companies and holds minor positions in approximately two other public companies. The Company subsequently liquidated its holdings in two public companies: Taleo Inc. and The Knot.

     The Company has equity investments in private companies consisting primarily of small investments in approximately one hundred private companies that are all non-quoted securities. Common stock and preferred stock investments are carried at the lower of cost or estimated fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm .........................................30

Consolidated Statements of Earnings for the years
ended September 30, 2006, 2005 and 2004 .........................................................31

Consolidated Balance Sheets as of September 30, 2006 and  2005 ..................................32

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2006, 2005 and 2004 .........................................................33

Consolidated Statements of Cash Flows for the years ended
September 30, 2006, 2005, and 2004 ..............................................................34

Notes to Consolidated Financial Statements.......................................................36





            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comdisco Holding Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.



KPMG LLP




Chicago, Illinois
December 15, 2006

                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (in millions except per share data)

                                                                          Year ended September 30,
                                                                ------------------------------------
                                                                     2006         2005         2004
                                                                ---------     ---------    ---------
Revenue
Leasing
     Operating ................................................ $      --     $       1    $      14
     Direct financing .........................................        --            --            1
     Sales-type ...............................................        --            --            2
                                                                ---------     ---------    ---------
        Total leasing .........................................        --             1           17

Sales .........................................................        --             3           43
Technology services ...........................................        --            --            1
Agere lease participation payment .............................        --             2           25
Sale of properties ............................................        --            --            5
Gain on sale of equity and warrant securities                          20            17           10
Foreign exchange gain .........................................         3            --           --
SIP Recovery ..................................................        --             6           --
Interest Income ...............................................         4             3            2
Other .........................................................         1             5            5
                                                                ---------     ---------    ---------
        Total revenue .........................................        28            37          108
                                                                ---------     ---------    ---------
Costs and expenses
Leasing
     Operating ................................................        --            --            7
     Sales-type ...............................................        --            --            1
                                                                ---------     ---------    ---------
        Total leasing .........................................        --            --            8

Sales .........................................................        --             3           34
Technology services ...........................................        --            --            1
Selling, general and administrative ...........................         9            16           31
Contingent distribution rights ................................         7            13           49
Write-down of equity securities ...............................        --             1            2
Bad debt (income)..............................................        (3)          ( 6)         (12)
Interest ......................................................        --            --            1
                                                                ---------     ---------    ---------
        Total costs and expenses ..............................        13            27          114
                                                                ---------     ---------    ---------
Earnings (loss) from continuing operations before income
  taxes benefit ...............................................        15            10           (6)
Income tax benefit.............................................        --            16           42
                                                                ---------     ---------    ---------
Earnings from continuing operations ...........................        15            26           36
Earnings (loss) from discontinued operations, net of tax ......        --             3          (13)
                                                                ---------     ---------    ---------
Net earnings .................................................. $      15     $      29    $      23
                                                                =========     =========    =========
Basic earnings (loss) per common share:
  Earnings from continuing operations ......................... $    3.62     $    6.33    $    8.61
  Earnings (loss) from discontinued operations ................        --          0.73        (3.21)
                                                                ---------     ---------    ---------
  Net earnings ................................................ $    3.62     $    7.06    $    5.40
                                                                =========     =========    =========
Diluted earnings (loss) per common share:
  Earnings from continuing operations ......................... $    3.62     $    6.33    $    8.61
  Earnings (loss) from discontinued operations ................        --          0.73        (3.21)
                                                                ---------     ---------    ---------
  Net earnings ................................................ $    3.62     $    7.06    $    5.40
                                                                =========     =========    =========

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
            (in millions except number of shares and per share data)

                                                            September 30,     September 30,
                                                                     2006             2005
                                                            -------------     ------------
ASSETS
Cash and cash equivalents ...............................   $          97     $        103
Cash - legally restricted ...............................               5                5
Equity securities .......................................               7                9
Income tax receivable ...................................               1                6
Deferred costs ..........................................              --                2
                                                            -------------     ------------
                                                            $         110     $        125
                                                            =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts  payable .......................................   $           1     $          1
Income  taxes:
  Current ...............................................               1                2
Other liabilities:
  Accrued compensation ..................................               1                2
  Contingent distribution rights ........................              43               46
  Taxes other than income ...............................              --                1
                                                            -------------     ------------
   Total other liabilities ..............................              44               49
                                                            -------------     ------------
                                                                       46               52
Stockholders' equity:
  Common stock $.01 par value. Authorized 10,000,000
   shares; issued 4,200,000 shares.  4,029,369 shares
   outstanding at September 30, 2006;
   4,034,353 shares outstanding at September 30, 2005 ...              --               --
  Additional paid-in capital ............................              50               60
  Accumulated other comprehensive income ................               4                8
  Retained earnings .....................................              14                9
  Common stock held in treasury, at cost; 170,631 shares at
    September 30, 2006 (165,647 at September 30, 2005)...              (4)              (4)
                                                            -------------     ------------
      Total stockholders' equity ........................              64               73
                                                            -------------     ------------
                                                            $         110     $        125
                                                            =============     ============


See accompanying notes to consolidated financial statements.

                          COMDISCO HOLDING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (in millions)


                                                          Additional    Accumulated                Common Stock
                                                 Common     paid-in     other compre-    Retained   placed in
                                                  stock     capital     hensive income   earnings   treasury      Total
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------

Balance at September 30, 2003                $        --  $      169   $            13  $      --  $       --  $      182
Net income                                                                                     23                      23
Change in unrealized gain                                                           (3)                                (3)
                                                                                                               ----------
   Total comprehensive income                                                                                          20
Liquidating dividends                                            (60)                         (39)                    (99)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------
Balance at September 30, 2004                         --         109                10        (16)         --         103
Net income                                                                                     29                      29
Translation adjustment                                                               1                                  1
Change in unrealized gain                                                           (3)                                (3)
                                                                                                               ----------
   Total comprehensive income                                                                                          27
Common Stock placed in treasury                                                                            (4)         (4)
Liquidating dividends                                            (49)                          (4)                    (53)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------
Balance at September 30, 2005                         --          60                 8          9          (4)         73
Net income                                                                                     15                      15
Translation adjustment                                                              (3)                                (3)
Change in unrealized gain                                                           (1)                                (1)
                                                                                                               ----------
   Total comprehensive income                                                                                          11
Liquidating dividends                                            (10)                         (10)                    (20)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------
Balance at September 30, 2006                $        --  $       50   $             4  $      14  $       (4) $       64
                                             ===========  ==========   ===============  =========  ==========  ==========

See accompanying notes to consolidated financial statements.


                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                           Year ended September 30,
                                                                ----------------------------------------
                                                                     2006         2005             2004
                                                                ---------     ---------     ------------
Cash flows from operating activities:
   Operating lease and other leasing receipts ..........        $      --     $       1     $         39
   Sales  of equipment .................................               --             4               44
   Note receivable receipts ............................               --             2                1
   Equity and warrant proceeds .........................               20            19                9
   SIP Recovery ........................................               --             6               --
   Interest, recoveries and other revenue ..............                9             5               37
   Selling, general and administrative expenses ........               (9)          (15)             (72)
   Contingent distribution rights payments .............              (10)          (37)             (23)
   Income taxes ........................................                4             5               19
                                                                ---------     ---------     ------------
     Net cash (used) provided by continuing operations .               14           (10)              54
     Net cash provided by discontinued operations ......               --             6               80
                                                                ---------     ---------     ------------
     Net cash (used) provided by operating activities ..               14            (4)             134
                                                                ---------     ---------     ------------

Cash flows from investing activities:
   Equipment purchased for leasing .....................               --            --               (1)
   Equity investments ..................................               --            --               (2)
   Equipment purchased for leasing by discontinued
   operations ..........................................               --            --               (1)
   Other ...............................................               --            --               (1)
                                                                ---------     ---------     ------------
     Net cash (used) in investing activities ...........               --            --               (5)
                                                                ---------     ---------     ------------
Cash flows from financing activities:
   Cash used by discontinued operations ................               --            --               (4)
   Common Stock purchased and placed in treasury........               --            (4)              --
   Dividends paid on Common Stock ......................              (20)          (53)             (99)
   Decrease in legally restricted cash .................               --             5               32
   Other ...............................................               --             2                2
                                                                ---------     ---------     ------------
     Net cash (used) in financing activities ...........              (20)          (50)             (69)
                                                                ---------     ---------     ------------

Net (decrease) increase in cash and cash equivalents ...               (6)          (54)              60
Cash and cash equivalents at beginning of period .......              103           157               97
                                                                ---------     ---------     ------------
Cash and cash equivalents at end of period .............        $      97     $     103     $        157
                                                                =========     =========     ============


See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                  Year ended September 30,
                                                                       -------------------------------------
                                                                            2006          2005          2004
                                                                                      (Revised)     (Revised)
                                                                       ---------     ---------     ---------
Reconciliation of net earnings to net cash
provided by operating activities:
Net earnings ...................................................       $      15     $      29     $      23
Adjustments to reconcile earnings
 from continuing operations to net cash
  provided by operating activities
    Leasing costs, primarily
      depreciation and amortization ............................              --            --             9
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ............              --            --            21
    Cost of sales ..............................................              --             4            33
    Technology services costs, primarily
     depreciation and amortization .............................              --            --             1
    Interest ...................................................              --            --             1
    Income taxes ...............................................               4           (11)          (23)
    Principal portion of notes receivable ......................              --            --             1
    Selling, general, and administrative expenses ..............              --            (5)          (53)
    Contingent Distribution Rights .............................              (3)          (24)           26
    Equity and warrant proceeds in excess of income ............              --             3            --
    Other, net .................................................              (2)           (3)            2
    Discontinued operations ....................................              --            (3)           13
                                                                       ---------     ---------     ---------
           Net cash (used) provided by operating activites ....        $      14     $     (10)    $      54
                                                                       =========      =========     =========

See accompanying notes to consolidated financial statements.



                         COMDISCO HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006, and 2005

Note 1 - Reorganization

     On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court (consolidated case number 01-24795) (the "Filing"). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., for SEC filing purposes, emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the "Plan")) that became effective on August 12, 2002 (the "Effective Date"). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

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

     Inventory of Equipment

     Inventory of equipment is stated at the lower of cost or market by categories of similar equipment. The company sold the last pieces of inventoried equipment in fiscal year 2006.

     Property, Plant and Equipment

     The remaining property, a day care facility in Rosemont, Illinois, is offered for sale by the Company at this time. The Company estimates the fair market value of the remaining property is less than $500,000 as of the date of this filing.

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

     Reclassifications

     Certain reclassifications have been made in the 2005 consolidated financial statements to conform to the 2006 presentation.

     Certain reclassifications, including those for discontinued operations, have been made in the 2004 and 2005 fiscal year financial statements to conform to the 2006 fiscal year presentation. In accordance with recent SEC guidance, the statements of cash flows have been revised to reconcile net cash provided
(used) by operating activities to net earnings, instead of earnings from continuing operations.

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

     Following is summary financial information for the Company's discontinued operations for the fiscal years ended September 30, 2006, 2005 and 2004 (in millions):

     There were no revenues or net earnings generated by discontinued operations during the fiscal year ended September 30, 2006.

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

     In April 2004, Bay4 paid Comdisco approximately $15 million in payment of principal on the Company's retained secured non-recourse interest in certain leases purchased by Bay4. The remaining principal balance, which was included in assets of discontinued operations, was approximately $4 million at September 30, 2004, including contractual lease payments of approximately $2.7 million due from a subsidiary of VarTec Telecom Inc. Vartec filed for Chapter 11 bankruptcy protection in November 2004. The Company received approximately $1 million on the remaining principal balance during fiscal 2005. During fiscal year 2006, Vartec filed for Chapter 7 bankruptcy protection. The Company has written off the remaining balance of $300,000 at September 30, 2006.

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

     The only remaining property owned by the Company at September 30, 2006 (which is currently for sale by the Company) is a day-care facility adjacent to the Company's former headquarters, with an estimated fair market value of less than $500,000.

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

Note 5 - Lease Accounting Policies

     SFAS No. 13, "Accounting for Leases," requires that a lessor account for each lease by either the direct financing, sales-type or operating method. There were no leased assets for the fiscal year ended September 30, 2006.

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

Note 6 - Leased Assets

     The  components of the net  investment in direct  financing and  sales-type
leases  were  nominal  as  of  September   30,  2006  and  September  30,  2005,
respectively.

     There were no operating leased assets held by the Company as of September 30, 2006 and September 30, 2005, respectively.

Note 7 - Future Contractual Cash Flows

     Future contractual cash flows are nominal as of September 30, 2006. All future cash inflows are expected to be from the sale of Equity Securities, recoveries on accounts previously written-off, and refunds from taxing authorities for certain international subsidiaries.

Note 8 - Interest-Bearing Liabilities

     The Company had no interest bearing liabilities as of September 30, 2006 or as of September 30, 2005.

Note 9 - Receivables

     The Company had nominal receivables outstanding as of September 30, 2006 and September 30, 2005, respectively.

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

     Changes in the allowance for credit losses (combined Notes and Accounts receivable) for the Company for the fiscal years ended September 30, 2006 and 2005 were as follows (in millions):

                                   2006     2005
                                 ------    -----
Balance at beginning of
  period                         $   --    $   1
Provision for credit losses          (3)      (6)
Net credit recoveries (losses)        3        5
                                 ------    -----
Balance at end of period         $   --    $  --
                                 ======    =====

Note 10 - Income Taxes

     The geographical sources of earnings from continuing operations before income taxes were as follows (in millions):

                                 Year ended September 30,
                                  2006     2005     2004
                                 -----    -----    -----
United States                    $  12    $   8    $ (25)
Outside United States                3        2       19
                                 -----    -----    -----
                                 $  15    $  10   $   (6)
                                 =====    =====    =====

     Income tax benefit included in the consolidated statements of earnings were as follows (in millions):


                                Year ended September 30,
                                   2006    2005    2004
                                  -----   -----   -----
Continuing operations             $  --   $  16   $  42
Discontinued operations              --      --       2
                                  -----   -----   -----
                                  $  --   $  16   $  44
                                  =====   =====   =====

     The components of the income tax benefit credited to continuing operations were as follows (in millions):



                               Year ended September 30,
                                   2006    2005    2004
                                  -----   -----   -----
Current:
 United States                    $  --   $  --   $   6
 Outside United States               --      16      36
                                  -----   -----   -----
                                     --      16      42
Deferred:
 United States                       --      --      --
 Outside United States               --      --      --
                                  -----   -----   -----
                                     --      --      --
                                  -----   -----   -----
                                  $  --   $  16   $  42
                                  =====   =====   =====

     The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

                                               Year ended September 30,
                                               2006      2005      2004
                                             ------    ------    ------
U.S. Federal income
  tax rate (tax benefit)                      34.0%     35.0%     (35.0)%
Increase (reduction)
  resulting from:
   State income taxes, net
     of U.S. federal tax benefit                --        --      (18.2)
   Foreign income tax rate
     differential                             (5.6)     (4.4)    (710.8)
   Non-deductible CDR expenses                15.6      52.3      425.8
   Non-deductible SIP recovery                (0.6)    (21.3)        --
   Exchange gain on previously taxed income   25.6        --         --
   Change in valuation allowance             (68.5)    (55.6)    (331.5)
   Change in tax contingency reserve
    due to completion of tax audits and
    expiration of statutes of
    limitation                                  --    (168.3)    (100.0)
   Other, net                                  0.2      (4.2)      69.7
                                             ------    ------    ------
                                               0.7%   (166.5)%   (700.0)%
                                             ======    ======    ======

         Deferred tax assets and liabilities at September 30, 2006 and 2005 were as follows (in millions):
                                                             2006     2005
                                                            -----    -----
Deferred tax assets (liabilities):
 Foreign loss carryforwards ..........................      $  18    $  18
 U.S. NOL C/F - 382 Limit ............................        143      147
 U.S. NOL Carryforward ...............................        141      144
 AMT credit carryforwards ............................         74       74
 Capital Loss Carryforward............................         --       --
 Deferred income .....................................         --       (1)
 Deferred expenses ...................................         (1)      (1)
 Other, net ..........................................          6       13
 Lease accounting ....................................         (2)      (1)
 Foreign unremitted earnings .........................         --       --
                                                            -----    -----
Gross deferred tax assets (liabilities)                       379      393
 Less: valuation allowance ...........................       (379)    (393)
                                                            -----    -----
Net deferred tax liabilities .........................      $  --    $  --
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

     For financial reporting purposes, the Company has approximately $52 million of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $18 million to offset this deferred tax asset. At September 30, 2006, the Company has available for U.S. federal income tax purposes the following carryforwards (in millions):

                                                              Year          Net
                                                         scheduled    operating
                                                         to expire         loss
                                                         ---------    ---------
                                                              2010           10
                                                              2019           17
                                                              2021          394
                                                                      ---------
                                                         382 Limit    $     421
                                                                      =========
                                                              2022    $      45
                                                              2023          257
                                                              2024           37
                                                              2025           34
                                                                      ---------
                                                                      $     373
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

     The Company undergoes audits by foreign, state and local tax jurisdictions. As of September 30, 2006, no material assessments have been made by these tax authorities.

Note 11 - Equity Securities

     On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The Agreement includes substantially all of the Company's warrant and equity investment portfolio. Windspeed is entitled to certain fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. The Company has received approximately $47 million in proceeds since the inception of the management agreement with Windspeed. Windspeed has received a combined $7.0 million in management fees and sharing as of September 30, 2006. Management fees are expensed when incurred, and realized gains on the sale of Equity Securities are reduced by sharing amounts under the management agreement. Copies of the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC (the former Comdisco Ventures, Inc.), dated as of February 20, 2004 by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC and the Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquisition Fund, L.P. were filed with the SEC on a Form 8-K pursuant to Item 5 on February 23, 2004. As reported on Form 8-K filed by the company on April 11, 2006, the management agreement was extended for an additional two years, to February 20, 2009. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies is being provided by Windspeed.

     Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross         Gross
                                     unrealized    unrealized      Market
                              Cost        gains        losses       value
                              ----   ----------    ----------      ------
September 30, 2006            $  -   $        4    $        -      $    4
September 30, 2005            $  -   $        5    $        -      $    5

     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income. At September 30, 2006, the Company held securities in six publicly-traded companies: Akamai Technologies, Inc., Shutterfly.com, Inc., Taleo Inc., The Loopnet, Inc., The Knot, and AutoTradeCenter, Inc. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term but not greater than one year. The Company's practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately six public companies and holds minor positions in approximately two other public companies. The Company subsequently liquidated its holding in two public companies: Taleo Inc. and The Knot.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of earnings. During the fiscal year ended September 30, 2006, the Company received $8 million in proceeds and realized a gain of $8 million on the sale of marketable equity securities.

     Equity investments in private companies:

     The Company's policy for equity investments in privately held companies, which are primarily non-quoted investments, is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value of $3 million at September 30, 2006 and $4 million at September 30, 2005. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Write-downs of equity securities was approximately $.2 million and $1 million during fiscal years 2006 and 2005, respectively.

Note 12 - Common Stock and Other Comprehensive Income

     When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of September 30, 2006, the Company had 4,029,369 shares of common stock outstanding and 170,631 shares of common stock held in treasury.


     On November 17, 2006 the Company announced that its Board of Directors had declared a cash dividend of $6.39 per share on the outstanding shares of its Common Stock. The cash dividend was paid on December 12, 2006 to shareholders of record on December 1, 2006. Consistent with past practices, the Company intends to treat this and any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     The Company's Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

                               Year ended September 30,
                                2006     2005     2004
                               -----    -----    -----
Average common shares issued   4,200    4,200    4,200
Average common shares held
  in treasury                   (169)    (133)      (3)
                               -----    -----    -----
                               4,031    4,067    4,197
                               =====    =====    =====


     There are no adjustments to net earnings to common stockholders for basic and diluted earnings per share calculations for any of the periods presented above.

     Components of other comprehensive earnings consists of the following (in millions):

                                                              Year ended September 30,
                                                              2006     2005      2004
                                                             -----    -----     -----
Foreign currency translation adjustments                     $  (3)    $  1     $  --
Unrealized gains (losses) on securities:
  Unrealized holding gains arising
   during the period                                             7        5         7
  Reclassification adjustment for gains
   included in earnings before
   income taxes benefit                                         (8)      (8)      (10)
                                                             -----    -----     -----
Net unrealized losses before
   income taxes                                                 (1)      (3)       (3)
Income taxes                                                    --       --        --
                                                             -----    -----     -----
Net unrealized losses                                           (1)      (3)       (3)
                                                             -----    -----     -----
Other comprehensive loss                                        (4)      (2)       (3)
Net earnings                                                    15       29        23
                                                             -----    -----     -----
Total comprehensive income                                   $  11    $  27     $  20
                                                             =====    =====     =====

     Accumulated   other   comprehensive   loss  presented   below  and  in  the
accompanying   consolidated   balance  sheets  consists  of  the  following  (in
millions):

SUCCESSOR                                              Unrealized
                                           Foreign        gain on     Unrealized      Accumulated
                                          currency      available-       gain on            other
                                       translation       for-sale     derivative    comprehensive
                                        adjustment     securities    instruments     income (loss)
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2004          $         2    $         8    $        --    $          10
Pretax amount                                    1             (3)            --               (2)
Income taxes                                    --             --             --               --
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2005                    3              5             --                8
Pretax amount                                   (3)            (1)            --               (4)
Income taxes                                    --             --             --               --
                                       -----------    -----------    -----------    -------------
Balance at September 30, 2006          $        --    $         4    $        --    $           4
                                       ===========    ===========    ===========    =============

Note 13 - Employee Benefit Plans

     The Company's Retirement Plan covered substantially all domestic employees. Effective March 31, 2004, the Comdisco Board of Directors approved the termination of the Comdisco Retirement Plan. Other than a final forfeiture contribution made in July, 2004, no further employee or employer contributions have been made to the Retirement Plan. A request with the IRS was filed to ensure that the Retirement Plan remains "qualified" for distribution upon its termination. On July 8, 2005, the IRS determined that the termination of the Retirement Plan does not adversely affect its qualification for federal tax purposes. All participant accounts were distributed from the Comdisco Retirement Plan as of December 31, 2005. On August 10, 2005, the Retirement Plan Administrator on behalf of the Retirement Plan filed a claim in the Securities Litigation (See Item 3. Legal Proceedings). On June 7, 2006, the Retirement Plan received funds from the settlement in the amount of $199,258. As of November 6, 2006, Mercer Trust Company, as the administrator of the Comdisco Retirement Plan, at the direction of the Company, is in the process of notifying and distributing the Settlement Funds (net of fees and expenses) to the eligible Retirement Plan participants.

Note 14 - Fair Value of Financial Instruments

         The estimated fair value of the Company's financial instruments are as follows as of September 30 (in millions):

                                                 2006                  2005
                                         -----------------    -----------------
                                         Carrying     Fair    Carrying     Fair
                                           amount    value      amount    value
                                         --------    -----    --------    -----
Assets:
Unrestricted cash and cash equivalents   $     97    $  97    $    103    $ 103
Marketable equity securities ..........         4        4           5        5
Equity investments in private companies         3       20           4       23

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

     Equity investments in private companies consist primarily of small investments in approximately one hundred private companies and are primarily non-quoted securities. Quoted securities are also included in this account if there are restrictions on the sale of securities for one year or more. Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value. The fair value of the Company's equity investments in private companies, including warrants, was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, since as of September 30, 2006, 95 percent of the estimated fair market value of the entire portfolio is concentrated in 15 individual companies and approximately 68 percent of the estimated amount is in three individual companies.

Note 15 - Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the fiscal years ended September 30, 2006 and 2005, are as follows (in millions except per share data):

                                                                     Quarter ended
                                            ---------------------------------------------------------------------
                                              December 31,        March 31,          June 30,      September 30,
                                            ---------------   ---------------   ---------------   ---------------
                                              2006     2005     2006     2005     2006     2005     2006     2005
                                            ------   ------   ------   ------   ------   ------   ------   ------
Total revenue                               $    7   $   17   $    8   $    9   $    6   $    7   $    7   $    4
Earnings from continuing
operations                                       1        9        5       11        3        4        6        2
Earnings (loss) from discontinued
operations                                      --       --       --       -- (A)    -        3        -        -
                                            ------   ------   ------   ------   ------   ------    ------  ------
Net earnings to common
  stockholders                              $    1   $    9   $    5   $   11   $    3   $    7   $    6   $    2
                                            ======   ======   ======   ======   ======   ======   ======   ======
Earnings from continuing
operations-diluted                          $ 0.22   $ 2.20   $ 1.21   $ 2.77   $ 0.73   $ 1.00   $ 1.46   $ 0.34
Earnings (loss) from discontinued
operations                                      --     0.04    (0.02)   (0.18)    0.04     0.85    (0.02)    0.02
                                            ------   ------   ------   ------   ------   ------   ------   ------
Net earnings per common
share-diluted                               $ 0.22   $ 2.24   $ 1.19   $ 2.59   $ 0.77   $ 1.85   $ 1.44   $ 0.36
                                            ======   ======   ======   ======   ======   ======   ======   ======
(A) - Second quarter actual of $541 thousand rounded down for the purposes of this filing.


Note 16 - Other Financial Information

     Legally restricted cash represents cash and cash equivalents that are related to the Company's employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company. Legally restricted cash is comprised of the following at September 30, 2006 and September 30, 2005 (in millions):


                                                                2006     2005
                                                               -----    -----
Incentive compensation escrow                                  $   1    $   1
Other                                                              4        4
                                                               -----    -----
                                                               $   5    $   5
                                                               =====    =====


     Other liabilities at September 30 were as follows (in millions):

                                                                2006     2005
                                                               -----    -----
Accrued compensation                                           $   1    $   2
CDRs                                                              43       46
Other                                                             --        1
                                                               -----    -----
   Total other                                                 $  44    $  49
                                                               =====    =====

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     From October 2005 to September 2006, the Company made payments to holders of CDRs totaling approximately $10 million. CDR expense was approximately $7 million for fiscal 2006. Accordingly, the liability for CDRs has decreased from $46 million to $43 million from September 30, 2005 to September 30, 2006, respectively.

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

     The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for the estimated fair market value of the remaining property held for sale. During the fiscal year ending September 30, 2006, the Company continues to forecast its operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

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

     Estimated Disputed Claims consisted of $37 million as of December 1, 2006. The Disputed Claim Reserve consisted of $39 million in cash and approximately 40,000 shares of Common Stock. $35 million of the $37 million remaining estimated Disputed Claims have been disallowed in full or in part by the Company either through a settlement with certain parties, or the issuance of a Bankruptcy court order, leaving approximately $2 million unresolved at the date of this filing. These $2 million in estimated Disputed Claims have been considered allowed for purposes of the CDR liability. If the $2 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $1 million.

     Approximately $35 million of the $37 million disallowed estimated Disputed Claims are either under appeal as of the date of this filing or held by Bankruptcy court order pending resolution of other matters. Any adverse appellate ruling may materially reduce the CDR liability as of September 30, 2006 and could negatively impact future CDR distributions. If the $35 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $16 million. See Recent Developments for an update on pending appeals of certain claim denials.

Note 17 - Operations by Geographic Areas

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):


                              Year ended September 30,
                                     2006     2005
                                    -----    -----
North America                       $  28    $  36
Europe                                 --        1
                                    -----    -----
                                    $  28    $  37
                                    =====    =====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices as of September 30 (in millions):

                                                2006              2005
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $  110   $102     $ 116   $105
Europe                                         --     --         8      3
Pacific Rim                                    --     --         1     --
                                           ------   ----     ------  ----
Total                                      $  110   $102     $ 125   $108
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

(2)      Management Report on Internal Control Over Financial Reporting

     As of March 31, 2006, the last business day of the Company's most recently completed second fiscal quarter, the Company determined that it no longer remained an "accelerated filer" and that it is considered a "nonaccelerated filer" in accordance with Rule 12b-25(3)(iii) of the Exchange Act. Accordingly, the Company will not be required to include a report by management assessing the effectiveness of its internal controls over financial reporting or an auditor's attestation report until it files its Annual Report on Form 10-K for the fiscal year ending on or after July 15, 2007. The SEC has recently proposed extending the deadline for management's report to December 15, 2007 and the deadline for an auditor's attestation report to December 15, 2008. The Company will continue to monitor the SEC's final rules adopting the proposal and any other applicable SEC guidance regarding nonaccelerated filers' compliance with the Section 404 internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002.



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

Sole Officer and Director

         Randolph I. Thornton  (Age 61 - Director since August 2002)

     Effective August 12, 2004, Mr. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Prior to his retirement in January 2004, he was a managing director and senior credit officer of Citigroup, Inc. where he managed hundreds of corporate reorganization matters in a thirty-three year career. He is currently a member of the board of directors of Churchill Financial Holdings LLC. He also serves as non-executive Chairman for National Energy & Gas Transmission, Inc. and Core-Mark International, Inc. He is also a member of the Advisory Board of XRoads Solutions Group, LLC.


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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2006.

Code of Ethics

     On July 31, 2006, the Company updated and made effective its revised Code of Conduct for its employees and its Code of Conduct Applicable to The Chief Executive Officer and Authorized Representatives. Copies are available on the Company's website. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website at www.comdisco.com and in future filings. To date, the Company has granted no such waivers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     This table shows the compensation earned by Randolph I. Thornton, the Company's sole officer and current Chief Executive Officer, President, and Secretary. The person named in this table and in this section is referred to as the "named executive officer."

                                                                                Long-Term
                                    Annual Compensation                      Compensation
                      ------------------------------------------------       ------------
                                                                                  Payouts
                                                              Other            under non-
                                                             Annual           stock price-     All Other
   Name and Principal                                     Compensation         based plans   Compensation
      Position          Year      Salary($)  Bonus($)          ($)                 ($)            ($)
---------------------   ----      --------   --------     ------------        ------------   ------------
Randolph I. Thornton    2006            --         --          105,100  (1)             --             --
Chief Executive         2005            --         --          138,700  (2)             --             --
Officer, President      2004            --         --           83,900  (3)             --             --
and Secretary
----------------------------------------------------------------------------------------------------------

(1) Amount reflects total payments earned by Mr. Thornton for 2006 pursuant to the Disbursing Agent Agreement. Mr. Thornton is not an employee of the Registrant.

(2) Amount reflects total payments earned by Mr. Thornton for 2005 pursuant to the Disbursing Agent Agreement.

(3) Amount reflects total payments earned by Mr. Thornton from June 2004 through September 2004 pursuant to the Disbursing Agent Agreement.


Option/SAR Grants/Exercises in the Last Fiscal Year

     The Company does not have any stock option plans available to employees. Accordingly, no stock options or stock appreciation rights ("SARs") were outstanding or aggregated by the named executive officer in fiscal 2006. The Company does not plan to issue any options or SARs in the foreseeable future.

Bankruptcy Court-Approved Compensation Plans: Management Incentive and Stay Bonus Plans

     The Bankruptcy Court-Approved Compensation Plans remain in effect for the remaining seven employees. These plans serve an essential dual purpose of retaining and motivating the remaining employees.

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

     The Stay Bonus Plan is a retention program that covered three U.S. employees for all or part of the period October 1, 2005 through September 30, 2006 and was designed to retain essential support and professional personnel who assist managers and key employees most directly responsible for the success of the Plan. Eligible participants under this compensation plan accrue one week's salary for each two weeks of work. The accrued benefit was paid in four quarterly installments each year on or about February 15, May 15, August 15, and November 15. The total cost of the Stay Bonus Plan was $91,000 for the period October 1, 2005 until September 30, 2006. Historically, one-half of each bonus was placed in an account for the future benefit of the employee. The Company discontinued this process in August 2004 because aggregate withheld balances combined with severance benefits were significant enough to serve its purpose of retaining the employee. The Company continues to hold $68,000 for the future benefit of three Stay Bonus Plan participants as of September 30, 2006.

     Historically, the MIP was tailored to provide appropriate levels of compensation to key employees in each of the Company's business units as well as at the corporate level. Previously, the MIP consisted of two performance based elements: an Upside Sharing element and a Semiannual Bonus element. As of September 30, 2006, the Company utilizes only the Semiannual Bonus component of the MIP, which is intended to provide adequate compensation for retention and motivation of key corporate employees through the remainder of the Company's wind down of operations. Employees who voluntarily terminate their employment prior to their respective payment dates under the MIP or who are terminated for cause are not eligible for any payments from this plan. Historically, one-half of each bonus was placed in an account for the future benefit of the employee. Except for one MIP participant hired in fiscal year 2006, the Company discontinued the withholding process in August 2004 because the aggregate withheld balances combined with severance benefits were significant enough to serve its purpose of retaining the employee. The Company continues to hold $360,000 for the future benefit of four MIP participants as of September 30, 2006.


     The Special Performance Bonus Plan was designed to provide goal oriented incentives to certain employees who are not participants in the MIP.

     The following table presents compensation earned and deferred in fiscal 2006 for participants in the Semiannual Bonus Plan, Stay Bonus Plan and Special Performance Bonus Plan. Amounts reflect payment adjustments made to the MIP bonus plans in accordance with the Bankruptcy court approved compensation plans.


Bonus Plan                            Participants (#)       Total Earned ($)   Total Paid ($)    Total Deferred ($)
--------------------------            ----------------       ---------------    --------------    ------------------
MIP (Semiannual Bonus Plan)                   5 (1)          $     1,004,773    $      981,129    $           23,643
Stay Bonus Plan                               3                       91,178            91,178                    --
Special Performance Bonus Plan                3                       70,416            70,416                    --

                                                             ---------------    --------------    ------------------
   Totals                                                    $     1,166,367    $    1,142,723    $           23,643
                                                             ===============    ==============    ==================
--------------------------------------------------------------------------------------------------------------------


(1) One MIP participant terminated employment March 30, 2006.


Long-Term Incentive Plans - Awards in Last Fiscal Year

     There were no long-term incentive plan awards made to the named executive officer in fiscal 2006. Mr. Thornton was not a participant in any of the Bonus Plans.

Defined  benefit or  actuarial  plan disclosure.

Not applicable.

Compensation of Directors

     The Disbursing Agent's compensation for fiscal year ended September 30, 2006 is shown on the executive compensation table shown above. He received no additional compensation for serving as the Director in 2006.

     In fiscal 2006, the Compensation Committee of the Board of Directors met three times.

Report of the Compensation Committee

     The purpose of the Compensation Committee is to ensure that the employees of the Company and its wholly-owned subsidiaries were compensated effectively in a manner consistent with the stated compensation strategy of the Company in furtherance of the Plan and requirements of the appropriate regulatory bodies. Per the charter, which was updated on July 31, 2006 to reflect the implementation of the Initial Disbursing Agreement, the duties and responsibilities of the committee included (but were not limited to): (a) reviewing the Company's compensation strategy, (b) reviewing and approving, as appropriate, bonus recommendations for the remaining employees of the Company, and (c) reviewing employee benefit plans of the Company.

SUBMITTED BY RANDOLPH I. THORNTON

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock Owned by Certain Beneficial Owners

     The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2006 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

      Stockholders Owning at Least 5 percent of the Company's Common Stock

                                                   Shares            Percent of
           Name and Address                   Beneficially Owned        Class
   -----------------------------------        ------------------        -----
    Berkshire Hathaway, Inc. (1)
       1440 Kiewit Plaza
     Omaha, Nebraska 68131                        1,523,446             37.81%

    Davidson Kempner Partners (2)
         885 Third Avenue
     New York, New York 10022                       946,753             23.50%

    Horizon Asset Management, Inc. (3)
        470 Park Avenue South
        New York, NY, 10016                         256,807              6.12%

    Kinetics Asset Management, Inc. (4)
        470 Park Avenue South
        4th Floor South,
        New York, NY, 10016                         229,111              5.50%

     (1) The information with respect to 1,523,446 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on a Report on
          Schedule 13F-HR dated September 30, 2006 and filed with the SEC on November 14, 2006.

     (2) The information with respect to 946,753 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on an amended Schedule 13 G dated and filed with the SEC on February 14, 2006.

     (3) The information with respect to 256,807 shares of Common Stock beneficially owned by Horizon Asset Management, Inc. is based on a Report on Schedule 13G dated and filed with the SEC on April 21, 2006.

     (4) The information with respect to 229,111 shares of Common Stock beneficially owned by Kinetics Asset Management, Inc. is based on a Report on Schedule 13G dated and filed with the SEC on April 21, 2006.



Common Stock Owned by Directors and Executive Officers

     Mr. Thornton (who is the Company's sole officer and director) does not beneficially own any shares of the Company's common stock in the Company as of December 1, 2006. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

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

     There was no  indebtedness  of management to the  registrant  during fiscal
2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Audit Committee of the Board of Directors

     The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met five times in fiscal 2006. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee since for the entire fiscal 2006. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or trade on Nasdaq.

     One of Mr. Thornton's primary responsibilities is to provide oversight of the integrity of the Company's financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors' objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

     Based on the review and discussions described in this report, Mr. Thornton determined that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, for filing with the SEC.

     Mr. Thornton, as sole director and Disbursing Agent, appointed KPMG LLP as independent auditors for the Company for the fiscal year 2007.

         Principal Accountant Audit Fees and Services Fees

     The following table describes fees for professional audit services rendered by KPMG, the Company's principal accountant, for the audit of our annual financial statements for the years ended September 30, 2006 and September 30, 2005 and fees billed for other services rendered by KPMG during those periods.

Type of Fee                                        2006                 2005
----------------------                       ----------           ----------
Audit Fees (1)                               $  290,000           $  378,000
Audit Related Fees                                   --                   --
Tax Fees (2)                                    107,204              316,400
All Other Fees                                       --                   --
----------------------                       ----------           ----------
Total                                        $  397,204           $  694,400
                                             ==========           ==========

     (1) Audit Fees, including those for statutory audits, include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by KPMG for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q.

     (2) Tax Fees include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.


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

10.8 Second Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to
               Exhibit 10.1 filed with the Company's Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.9 Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to
               Exhibit 10.2 filed with the Company's Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

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

                                            COMDISCO HOLDING COMPANY, INC.




Dated: December 15, 2006                    By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 15, 2006.


SIGNATURE                                   DATE



/s/ Randolph I. Thornton                       December 15, 2006
---------------------------------
Name:  Randolph I. Thornton
Title: Chief Executive Officer and
       President
       (Principal Financial and
        Accounting Officer)
       Sole Director