Form 10-Q
period 2006-12-31
COMDISCO HOLDING CO INC
filed 2007-02-14
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2006

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,029,369 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on January 31, 2007.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION..........................................  3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three months ended
   December 31, 2006 and 2005 (Unaudited) ....................................4

   Consolidated Balance Sheets -- December 31, 2006 (Unaudited) and
   September 30, 2006 (Audited) ............................................  5

   Consolidated Statements of Cash Flows -- Three months ended
   December 31, 2006 and 2005 (Unaudited).................................... 6

   Notes to Consolidated Financial Statements (Unaudited)...................  8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 20

  Item 4.   Controls and Procedures......................................... 20

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 20

  Item 1A.  Risk Factors.................................................... 21

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 24

  Item 3.   Defaults Upon Senior Securities................................. 24

  Item 4.   Submission of Matters to a Vote of Security Holders............. 24

  Item 5.   Other Information............................................... 24

  Item 6.   Exhibits ....................................................... 24

SIGNATURES.................................................................. 25

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------
Forward-Looking Statements

     This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission (the "SEC") and written and oral statements made by the Company's sole officer and director or any authorized representative, to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "estimate," "intend," "plan," "foresee," "looking ahead," "is confident," "should be," "will," "predicted," "likely" or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan (as defined below), cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

     Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed below in Item 1A in Part II Other Information. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)

                                                        Three months ended
                                                            December 31,
                                                           ----    ----
                                                           2006    2005
                                                          -----   -----
Revenue
Gain on sale of equity and warrant securities...........  $   4   $   5
Interest income.........................................      1       1
Foreign exchange gain...................................     --       1
                                                          -----   -----
        Total revenue ..................................      5       7
                                                          -----   -----
Costs and expenses
Selling, general and administrative ....................      2       2
Contingent distribution rights .........................     (1)      5
Bad debt recoveries.....................................     (1)     (1)
                                                          -----   -----
     Total costs and expenses ..........................      -       6
                                                          -----   -----
Earnings from continuing operations before income
  taxes ................................................      5       1
Income taxes ...........................................     --      --
                                                          -----   -----
Earnings from continuing operations ....................      5       1
Earnings from discontinued operations, net of
tax ....................................................     --      --
                                                          -----   -----
Net earnings ...........................................  $   5   $   1
                                                          =====   =====

Basic earnings per common share:
  Earnings from continuing operations ..................   $1.32  $0.22
  Earnings (loss) from discontinued operations .........   (0.01) (0.01)
                                                           -----  -----
  Net earnings .........................................   $1.31  $0.21
                                                           =====  =====
Diluted earnings per common share:
  Earnings from continuing operations ..................   $1.32  $0.22
  Earnings (loss) from discontinued operations .........   (0.01) (0.01)
                                                           -----  -----
  Net earnings .........................................   $1.31  $0.21
                                                           =====  =====
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                  December 31,    September 30,
                                                     2006              2006
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $  68             $  97
Cash - legally restricted .......................       5                 5
Equity securities ...............................       5                 7
Income tax receivable ...........................       2                 1
                                                    -----             -----
                                                    $  80             $ 110
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   1             $   1
Income taxes ....................................       1                 1
Other liabilities:
  Accrued compensation ..........................       1                 1
  Contingent distribution rights ................      35                43
                                                    -----             -----
   Total other liabilities ......................      36                44
                                                    -----             -----
                                                       38                46
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares
   4,029,369 shares outstanding at
   December 31, 2006 and September 30, 2006 .....      --                --
  Additional paid-in capital ....................      44                50
  Accumulated other comprehensive income ........       2                 4
  Retained earnings..............................      --                14
  Common stock held in treasury, at cost; 170,631
   shares at December 31, 2006 and
   September 30, 2006 ...........................      (4)               (4)
                                                    -----             -----
      Total stockholders' equity ................      42                64
                                                    -----             -----
                                                    $  80             $ 110
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the three months ended December 31, 2006 and 2005
                                                                 2006     2005
                                                                -----    -----
Cash flows from operating activities:
   Equity and warrant proceeds...............................       4        5
   Interest, recoveries and other revenue....................       2        1
   Selling, general and administrative expenses .............      (2)      (2)
   Contingent distribution rights payments ..................      (7)      --
   Income taxes .............................................      (1)       5
                                                                -----    -----
     Net cash provided (used) by continuing operations ......      (4)       9
     Net cash provided (used) by discontinued operations ....      --       --
                                                                -----    -----
     Net cash provided (used) by operating activities .......      (4)       9
                                                                -----    -----
Cash flows from financing activities:
   Dividends paid on Common Stock............................     (25)      --
                                                                -----    -----
     Net cash (used) in financing activities ................     (25)      --
                                                                -----    -----

Net increase (decrease) in cash and cash equivalents ........     (29)       9
Cash and cash equivalents at beginning of period ............      97      103
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $  68    $ 112
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the three months ended December 31, 2006 and 2005

                                                            2006     2005
                                                                   (Revised)
                                                            ----    --------
Reconciliation of net earnings to net cash provided (used) by operating activities:

Net earnings .........................................      $  5     $  1

Adjustments to reconcile earnings from
 continuing operations to net cash provided (used) by
 operating activities
    Income taxes .....................................        (1)       5
    Contingent distribution rights ...................        (8)       5
    Other, net .......................................        --       (2)
    Discontinued operations...........................        --       --
                                                            ----     ----
      Net cash provided (used) by operating activities      $ (4)    $  9
                                                            ====     ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           December 31, 2006 and 2005

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 in Part I and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

     SIP Bankruptcy Claims: In February 1998, pursuant to Comdisco Inc.'s Shared Investment Plan ("SIP"), senior managers of Comdisco, Inc. ("the SIP Participants") took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. 48 of the remaining 53 Disputed Claims relate to proofs of claim filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such proofs of claim and is currently engaged in discovery with such SIP claimants. The Company is responsible for legal fees and expenses related to these matters and any resolution would be handled through the Disputed Claims Reserve.

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

     Any differences in numbers may be driven by rounding up or down to millions in the accompanying financial statements and tables.

     Certain reclassifications, including those for discontinued operations, have been made in the 2006 fiscal year financial statements to conform to the 2007 fiscal year presentation. In accordance with recent SEC guidance, the statements of cash flows have been revised to reconcile net cash provided
(used) by operating activities to net earnings, instead of earnings from continuing operations.

3.       Discontinued Operations

     The Company sold a number of its asset portfolios during its fiscal years ending 2002 and 2003 as part of the Company's wind-down. Subsequent activity associated with these sales is considered discontinued operations for the three months ended December 31, 2006 and 2005. The Company has not incrementally added to discontinued assets since 2003.

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

     Net earnings from discontinued operations for the three months ended December 31, 2006 and December 31, 2005 were nominal.


4.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. The Company has received approximately $52 million in proceeds (prior to management fees of, and sharing, with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received a combined $8.2 million in management fees and sharing as of December 31, 2006. Management fees are expensed when incurred, and realized gains on the sale of Equity Securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of earnings.

        Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross
                                     unrealized      Market
                              Cost        gains       value
                              ----   ----------      ------
September 30, 2006            $  -   $        4      $    4
December 31, 2006             $  -   $        2      $    2


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At December 31, 2006, the Company held securities of two publicly-traded companies: Akamai Technologies, Inc., and Shutterfly.com, Inc. Both of these holdings are subject to a lockup period which restricts the Company's ability to sell in the near term but not greater than one year. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately six public companies and holds minor positions in approximately two other public companies.

     The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company.

     Equity investments in private companies:

     The Company's policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes.

5.  Income taxes

       Income tax receivable

     The Company expects to realize a $1 million receivable relating to overpayments made to the Mexican tax authorities. Approximately $1 million was paid in October 2006 on behalf of the Company's Canadian subsidiary for a withholding tax payment related to a distribution deemed a dividend by Canada Revenue Agency. The Company made this payment to stop the accrual of interest and penalties and currently expects to realize the receivable when all tax matters in Canada are resolved.

6.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of December 31, 2006, the Company had 4,029,369 shares of Common Stock outstanding and 170,631 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated                 Common
                                    Common       paid-in     other compre-    Retained   stock in
                                     stock       capital     hensive income   earnings   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2006     $         -  $       50   $             4   $     14    $     (4)  $     64
Net income                                                                           5                      5
Translation adjustment                                                   --                                --
Change in unrealized gain                                                (2)                               (2)
                                                                                                     --------
   Total comprehensive income                                                                               3
Liquidating dividend payment
 December 12, 2006                                     (6)                         (19)                   (25)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at December 31, 2006      $         -  $       44   $             2  $      --   $      (4)  $     42
                                  ===========  ==========   ===============  =========   =========   ========



      Total comprehensive income (loss) consists of the following (in millions):

                                                          Three months
                                                       ended December 31,
                                                       2006          2005
                                                       ----          ----
Foreign currency translation adjustments               $  -          $ (2)

Unrealized gains (losses) on securities:
  Unrealized holding gains arising during
   the period                                             2             -
  Reclassification adjustment for gains
   included in earnings before income taxes              (4)           (2)
                                                       ----          ----
Net unrealized gains (losses)  (A)                       (2)           (2)
                                                       ----          ----
Other comprehensive income (loss)                        (2)           (4)
Net earnings                                              5             1
                                                       ----          ----
Total comprehensive income (loss)                      $  3          $ (3)
                                                       ====          ====
(A) - No income tax effect on these gains (losses)

7.       Other Financial Information

     Legally restricted cash is comprised of the following at December 31, 2006 and September 30, 2006 (in millions):
                                            December 31,     September 30,
                                                2006              2006
                                           -------------     ------------
Incentive compensation escrows             $           1     $          1
Other                                                  4                4
                                           -------------     ------------
                                           $           5     $          5
                                           =============     ============

     Other liabilities consists of the following (in millions):

                                            December 31,     September 30,
                                                2006              2006
                                           -------------     ------------
Accrued compensation                       $           1     $          1
CDRs                                                  35               43
                                          --------------    -------------
                                          $           36    $          44
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     The amounts due CDRs follow the formula described in Critical Accounting Policies.

     On November 17, 2006, the Company announced that its Board of Directors declared a cash dividend of $6.39 per share on the outstanding shares of its common stock. This was paid on December 12, 2006 to common stockholders of record on December 1, 2006.

8.       Financial Information by Business Segment and Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                         Three months
                                       ended December 31,
                                       2006         2005
                                       ----         ----
North America                          $  5         $  6
Europe                                    -            1
                                       ----         ----
Total                                  $  5         $  7
                                       ====         ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                            December 31,     September 30,
                                                2006              2006
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $   80   $ 73     $  110  $102
                                           ------   ----     ------  ----
Total                                      $   80   $ 73     $  110  $102
                                           ======   ====     ======  ====

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

     Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and the restructuring of existing equipment leases and loans to maximize the value of the Company's assets. See "Risk Factors Relating to the Company--Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan".

     The Company's revenues are generated primarily by sales of equity securities and interest income on cash balances. Because of the Company's declining assets, revenue will continue to decline and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, and selling, general and administrative expense (including legal costs associated with the administration and/or litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

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

     The Company's operations have continued to slow considerably during fiscal 2007. The Company's periodic billing is nominal and assets at December 31, 2006 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted.

     Also, the equity securities portfolio is awaiting liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets.

     In addition, the Company has a number of accounts in default whereby collection efforts are underway to support a recovery on the account. Receipts on these accounts, if any, will be in excess of the carrying value of these assets because the related leases were previously written-off. However, such receipts have and will continue to diminish substantially over time.

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of December 31, 2006. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at December 31, 2006 for its common stock, preferred stock and warrants in private companies is approximately $17 million. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     The following table summarizes the changes in the value of the Company's equity securities since September 30, 2006 (in millions):

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2006 estimated
       realizable value                            $       4     $      20
      Realized--net of fees                               (4)           --
      Increase (decrease) in unrealized
       estimated value (3)                                 2            (3)
                                                   ---------     ---------
      December 31, 2006 estimated
       realizable value                            $       2     $      17
                                                   =========     =========
      (1) Carrying value of public companies for financial statements. See Note 4 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private companies for financial statements is cost, or approximately $3 million.
      (3) Net of fees and sharing with Windspeed.

     Collections and recoveries: The Company has potential collections on accounts that are in default and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. The Company's cost basis in these accounts is zero. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A in Part II Other Information entitled "Uncertainties in Collections and Recoveries."

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

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses and increased for the estimated fair market value of the remaining property held for sale. During the fiscal quarter ending December 31, 2006, the Company continues to forecast its operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

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

          Estimated   Disputed  Claims  have  decreased  from  $43  million   at
          September 30, 2006 to $37 million as of December 31, 2006 due to the distribution from the Disputed Claim Reserve on November 15, 2006.

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

          A portion of the $35 million of the disallowed estimated Disputed Claims are under appeal as of the date of this filing. Any adverse appellate ruling may materially reduce the CDR liability as of December 31, 2006 and could negatively impact future CDR distributions. If the $35 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $16 million. See Recent Developments for an update on pending appeals of certain claim denials.

          Any distribution of the $35 million disallowed estimated Disputed Claims cannot be made without a further order of the court.

     o Equity Investments In Private Companies: Equity investments in private companies consist of small investments in approximately 100 private companies that are primarily non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio is managed by Windspeed including the Company's equity investments in private companies. The carrying value of the Company's equity investments in private companies was approximately $3 million at December 31, 2006.

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

Recently Issued Professional Accounting Standards

     In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainly in Income Taxes - an Interpretation of FASB Statement 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect this Interpretation will have on its financial statements.

     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the effect the adoption of SFAS 157 will have on its financial condition or results of operations.

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

     Litigation Trust Termination Motion

     On March 16, 2006, a Motion was filed in the Bankruptcy Court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. On January 30, 2007, the District Court judge affirmed the denial of the Motion. It is anticipated that the SIP Claimants will appeal the denial to the US Circuit Court of Appeals for the 7th Circuit.

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

     On November 6, 2006, the Company began notifying eligible Comdisco Retirement Plan participants of the distribution and steps needed to be taken by them. On January 25, 2007, the Company sent a second notice to eligible Comdisco Retirement Plan participants who were not successfully located with the previously sent November 6, 2006 notice. This second notice was sent after new addresses were identified and also instructed participants of the distribution and steps needed to be taken by them.

     Dividend and CDR Payment

     On November 17, 2006, the Company announced a cash dividend payment in the amount of $6.39 per share on the outstanding shares of the Company's Common Stock and a cash payment of $.045 per right on the CDRs, each with a record date of December 1, 2006 and the payments were made on December 12, 2006. With this distribution the Company achieved a present value recovery to general unsecured creditors of 100% as defined in the Plan.

Results of Operations

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

     Revenue

     Changes in total revenue for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 were as follows:


                                 Three months ended
                                    December 31,           Percent
                                 ------      ------       Increase
                                   2006        2005      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -------------------------------

Sale of equity holdings               4           5           (20%)       Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
..........................................................................................................
Interest income                       1           1            N/A        Interest earned on cash balances.
..........................................................................................................
Foreign exchange gain                 -           1          (100%)       Foreign entity liquidation.
..........................................................................................................
                                 ------      ------      ---------
Total Revenue                    $    5      $    7           (29%)
                                 ======      ======      =========


      Costs and Expenses

     Changes in total costs and expenses for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 were as follows:

                                 Three months ended
                                    December 31,           Percent
                                 ------      ------       Increase
                                   2006        2005      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Selling, general and administrative   2           2            N/A        SG&A held in line with current
                                                                          staffing levels.
..............................................................................................................
Contingent distribution rights       (1)          5           (120%)      (A)
..............................................................................................................
Bad debt expense                     (1)         (1)           N/A        Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
                                 $    -      $    6           (100%)
                                 ======      ======      =========

     (A) Change in CDR expense is primarily a result of significant changes to the disputed claims reserve for the three months ending December 31, 2005 (which resulted in increased CDR expense for that quarter) compared with relatively little change in the three months ended December 31, 2006.  However, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

         Income taxes

     The company recorded a nominal income tax provision for the three months ended December 31, 2006.

         Net Earnings from Continuing Operations

     Net earnings from continuing operations were $5 million for the three months ended December 31, 2006, or $1.32 per share-diluted, compared to net earnings from continuing operations of $1 million for the three months ended December 31, 2005, or $0.22 per share-diluted.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the three months ended December 31, 2006 and December 31, 2005.

         Net Earnings

     Net earnings were $5 million, or $1.31 per share-diluted, for the three months ended December 31, 2006 compared to net earnings of $1 million, or $0.21 per share-diluted, for the three months ended December 31, 2005.

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

     At December 31, 2006, the Company had unrestricted cash and cash equivalents of approximately $68 million, a decrease of approximately $29 million compared to September 30, 2006. Net cash used by operating activities for the three months ended December 31, 2006 was $4 million.

     The Company's operating activities during the three months ended December 31, 2006 were funded by cash on hand. During the three months ended December 31, 2006, approximately $4 million of proceeds were generated from the Windspeed managed warrant and equity portfolio, and approximately $2 million were received related to interest income and bad debt recoveries. The Company's cash expenditures were primarily operating expenses of $2 million (principally professional services and compensation), a $1 million tax payment related to the Company's Canadian subsidiary, dividends of $25 million, and payments of $7 million to CDR holders.

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

     See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Item 1A in Part II Other Information.

         Dividends

     On November 15, 2006, the Company announced that its Board of Directors had declared a cash dividend of $6.39 per share on the outstanding shares of its common stock. This was paid on December 12, 2006 to common stockholders of record on December 1, 2006. Consistent with past practices, Comdisco intends to treat this and any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Item 1A in Part
II Other Information.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     Gross cash distributions (including the redemption of the Company's Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.089 billion through December 31, 2006. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through December 31, 2006 of approximately $3.812 billion made to initially allowed claimholders equates to a present value of $3.627 billion on initially allowed claims of $3.628 billion. The associated percentage recovery achieved 100 percent as of December 31, 2006. Now that the Company has reached a present value recovery of 100%, future distributions will be shared between equity holders and CDR holders at the highest sharing percentage. Please refer to the Plan for more details on CDR's.

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

        CDR Payment

     On November 15, 2006, the Company announced a cash payment of $.045 per right on its CDRs. Approximately $7 million was paid on December 12, 2006 to CDR holders of record on December 1, 2006. The Company has approximately 152.3 million CDRs outstanding.

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

     At December 31, 2006, the Company held securities of two publicly-traded companies: Akamai Technologies, Inc., and Shutterfly.com, Inc. Both of these holdings are subject to a lockup period which restricts the Company's ability to sell in the near term but not greater that one year. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately six public companies and holds minor positions in approximately two other public companies. The estimated realizable value for financial reporting purposes in companies with lockup expiring over one year are reduced by 20% to allow for the uncertainty of events during the lockup period. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company.

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


PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the Litigation Trust and updates on the results of the appeals of certain claim denials or settlements. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for comments related to the Comdisco Retirement Plan settlement.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of December 31, 2006, the current estimated fair market value is subject to significant concentration risk, as 91 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 66 percent of the estimated amount is in three companies.

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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: February 14, 2007             By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)