Form 10-Q
period 2007-03-31
COMDISCO HOLDING CO INC
filed 2007-05-15
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2007

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,029,369 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on April 30, 2007.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION..........................................  3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three and six months ended
   March 31, 2007 and 2006 (Unaudited) .....................................  4

   Consolidated Balance Sheets -- March 31, 2007 (Unaudited) and
   September 30, 2006 (Audited) ............................................  5

   Consolidated Statements of Cash Flows -- Six months ended
   March 31, 2007 and 2006 (Unaudited)......................................  6

   Notes to Consolidated Financial Statements (Unaudited)...................  8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 21

  Item 4.   Controls and Procedures......................................... 21

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 21

  Item 1A.  Risk Factors.................................................... 22

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..... 25

  Item 3.   Defaults Upon Senior Securities................................. 25

  Item 4.   Submission of Matters to a Vote of Security Holders............. 25

  Item 5.   Other Information............................................... 25

  Item 6.   Exhibits ....................................................... 25

SIGNATURES.................................................................. 26

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)

                                                           Three months ended   Six months ended
                                                                 March  31,         March 31,
                                                              ------  ------    ------    ------
                                                                2007    2006      2007      2006
                                                              ------  ------    ------    ------
Revenue
Gain on sale of equity and warrant securities..............   $    -  $    5    $    4    $   10
Interest income............................................        1       1         2         2
Miscellaneous income.......................................        1       -         1         -
Foreign exchange gain......................................        -       2         -         3
                                                              ------  ------    ------    ------
        Total revenue......................................        2       8         7        15
                                                              ------  ------    ------    ------
Costs and expenses
Selling, general and administrative........................        2       3         4         5
Contingent distribution rights.............................        1       -        (1)        5
Bad debt recoveries........................................       (2)      -        (2)       (1)
                                                              ------  ------    ------    ------
     Total costs and expenses..............................        1       3         1         9
                                                              ------  ------    ------    ------
Earnings from continuing operations before income
  taxes....................................................        1       5         6         6
Income taxes...............................................        -       -         -         -
                                                              ------  ------    ------    ------
Earnings from continuing operations........................        1       5         6         6
Loss from discontinued operations, net of
tax........................................................        -       -         -         -
                                                              ------  ------    ------    ------
Net earnings...............................................   $    1  $    5    $    6    $    6
                                                              ======  ======    ======    ======


Basic earnings per common share:
  Earnings from continuing operations......................   $ 0.17  $ 1.21    $ 1.49    $ 1.42
  Earnings (loss) from discontinued operations.............    (0.01)  (0.02)    (0.02)    (0.02)
                                                              ------  ------    ------    ------
  Net earnings.............................................   $ 0.16  $ 1.19    $ 1.47    $ 1.40
                                                              ======  ======    ======    ======
Diluted earnings per common share:
  Earnings from continuing operations......................   $ 0.17  $ 1.21    $ 1.49    $ 1.42
  Earnings (loss) from discontinued operations.............    (0.01)  (0.02)    (0.02)    (0.02)
                                                              ------  ------    ------    ------
  Net earnings.............................................   $ 0.16  $ 1.19    $ 1.47    $ 1.40
                                                              ======  ======    ======    ======
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                  March 31,       September 30,
                                                     2007             2006
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $  70             $  97
Cash - legally restricted .......................       5                 5
Equity securities ...............................       5                 7
Income tax receivable ...........................       2                 1
                                                    -----             -----
                                                    $  82             $ 110
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   1             $   1
Income taxes ....................................       1                 1
Other liabilities:
  Accrued compensation ..........................       1                 1
  Contingent distribution rights ................      36                43
                                                    -----             -----
   Total other liabilities ......................      37                44
                                                    -----             -----
                                                       39                46
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares
   4,029,369 shares outstanding at
   March 31, 2007 and September 30, 2006 ........      --                --
  Additional paid-in capital ....................      44                50
  Accumulated other comprehensive income ........       2                 4
  Retained earnings..............................       1                14
  Common stock held in treasury, at cost; 170,631
   shares at March 31, 2007 and
   September 30, 2006 ...........................      (4)               (4)
                                                    -----             -----
      Total stockholders' equity ................      43                64
                                                    -----             -----
                                                    $  82             $ 110
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the six months ended March 31, 2007 and 2006
                                                                 2007     2006
                                                                -----    -----
Cash flows from operating activities:
   Equity and warrant proceeds...............................   $   4    $  10
   Interest, recoveries and other revenue....................       5        4
   Selling, general and administrative expenses .............      (3)      (5)
   Contingent distribution rights payments ..................      (7)      (9)
   Income taxes .............................................      (1)       3
                                                                -----    -----
     Net cash provided (used) by continuing operations ......      (2)       3
     Net cash provided (used) by discontinued operations ....      --       --
                                                                -----    -----
     Net cash provided (used) by operating activities .......      (2)       3
                                                                -----    -----
Cash flows from financing activities:
   Dividends paid on Common Stock............................     (25)     (20)
   (Increase) in legally restricted cash ....................      --       (1)
                                                                -----    -----
     Net cash (used) in financing activities ................     (25)     (21)
                                                                -----    -----

Net (decrease) in cash and cash equivalents .................     (27)     (18)
Cash and cash equivalents at beginning of period ............      97      103
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $  70    $  85
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the six months ended March 31, 2007 and 2006

                                                            2007     2006
                                                            ----     ----
Reconciliation of net earnings to net cash provided (used) by operating activities:

Net earnings .........................................      $  6     $  6

Adjustments to reconcile net earnings to net
 cash provided (used) by operating activities
    Income taxes .....................................        (1)       3
    Contingent distribution rights ...................        (7)      (4)
    Other, net .......................................        --       (2)
    Discontinued operations...........................        --       --
                                                            ----     ----
      Net cash provided (used) by operating activities      $ (2)    $  3
                                                            ====     ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           March 31, 2007 and 2006

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

     SIP Bankruptcy Claims: In February 1998, pursuant to Comdisco Inc.'s Shared Investment Plan ("SIP"), senior managers of Comdisco, Inc. ("the SIP Participants") took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. 48 of the remaining 52 Disputed Claims relate to proofs of claim filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such proofs of claim and is currently engaged in discovery with such SIP claimants. The Company is responsible for legal fees and expenses related to these matters and any resolution would be handled through the Disputed Claims Reserve.

     SIP Relief: Pursuant to the Plan, the Company was authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. On November 27, 2002, the Bankruptcy court approved the offering by the Company of SIP Relief of 70 percent to seventy-two terminated employees and 80 percent to twenty-three go-forward employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. The SIP Relief offer generally expired on December 31, 2002 and five of seventy-two terminated employees and twenty-one of twenty-three go-forward employees executed a Waiver, Release And Settlement Agreement to pay and provided additional documentation in support of the fulfillment of certain other conditions. Once the Company settled with the SIP Lenders, the Company notified the twenty-six participants who accepted relief of their amount due. The Company collected from twenty-three of the twenty-six who previously agreed to settle with the Company. Two of the three remaining SIP Participant's notes were transferred to the litigation trust (see below) because they did not fulfill their obligation under the terms of the settlement agreement. The Company is still pursuing the collection of one European participant who accepted the enhanced SIP relief. The European participant's SIP obligation was assumed by his employer. The Company is in continuing discussions with the employer regarding the method of payment.

     Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the general unsecured creditors (the "Trust Assets"). Under the Plan, the litigation trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief. The litigation trustee has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. Five of the SIP Participants have filed personal bankruptcy. Also, two SIP Participants who previously settled with the Company were transferred to the litigation trust because of their inability to fulfill the terms of their respective settlement agreement and the litigation trustee has commenced lawsuits against them. One of the two SIP Participants settled with the litigation trust. Any proceeds collected by the litigation trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement. The litigation trust files periodic reports with the Bankruptcy court. The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

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


3.       Discontinued Operations

     The Company sold a number of its asset portfolios during its fiscal years ending 2002 and 2003 as part of the Company's wind-down. Subsequent activity associated with these sales is considered discontinued operations for the six months ended March 31, 2007 and 2006. The Company has not incrementally added to discontinued assets since 2003.

     Net earnings from discontinued operations for the six months ended March 31, 2007 and March 31, 2006 were nominal.


4.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. The Company has received approximately $52 million in proceeds (prior to management fees and sharing with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received a combined $8.2 million in management fees and sharing as of March 31, 2007. Management fees are expensed when incurred, and realized gains on the sale of Equity Securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of earnings.

        Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross
                                     unrealized      Market
                              Cost        gains       value
                              ----   ----------      ------
September 30, 2006            $  -   $        4      $    4
December 31, 2006             $  -   $        2      $    2
March 31, 2007                $  -   $        2      $    2


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive  income  (loss)  (see  Note 6 of Notes to  Consolidated  Financial
Statements). At March 31, 2007, the Company held securities of two publicly-traded companies: Akamai Technologies, Inc., and Shutterfly.com, Inc. Both of these holdings are subject to a lockup period which restricts the Company's ability to sell in the near term but not greater than one year. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for an update on the sale of Shutterfly.com, Inc. securities. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately nine public companies and holds minor positions in approximately two other public companies.

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

5.  Income taxes

       Income tax receivable

     The Company expects to realize a $1 million receivable relating to overpayments made to the Mexican tax authorities. In addition, approximately $1 million was paid in October 2006 on behalf of the Company's Canadian subsidiary for a withholding tax payment related to a distribution deemed a dividend by Canada Revenue Agency. The Company made this payment to stop the accrual of interest and penalties and currently expects to realize the receivable when all tax matters in Canada are resolved.

6.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of March 31, 2007 the Company had 4,029,369 shares of Common Stock outstanding and 170,631 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated                 Common
                                    Common       paid-in     other compre-    Retained   stock in
                                     stock       capital     hensive income   earnings   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2006     $         -  $       50   $             4   $     14    $     (4)  $     64
Net earnings                                                                         6                      6
Translation adjustment                                                   --                                --
Change in net unrealized gains
   (losses)                                                              (2)                               (2)
                                                                                                     --------
   Total comprehensive income                                                                               4
Liquidating dividend payment
 December 12, 2006                                     (6)                         (19)                   (25)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at March 31, 2007         $         -  $       44   $             2  $       1   $      (4)  $     43
                                  ===========  ==========   ===============  =========   =========   ========


      Total comprehensive income (loss) consists of the following (in millions):

                                                            Three months             Six months
                                                         ended March 31,          ended March 31,
                                                       2007          2006       2007          2006
                                                       ----          ----       ----          ----
Foreign currency translation adjustments               $  -         $  (1)      $  -          $ (3)

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                      -             2          2             2
  Reclassification adjustment for gains
   included in earnings before income taxes               -             -         (4)           (2)
                                                       ----          ----       ----          ----
Change in net unrealized gains (losses)  (A)              -             2         (2)            -
                                                       ----          ----       ----          ----
Other comprehensive income (loss)                         -             1         (2)           (3)
Net earnings                                              1             5          6             6
                                                       ----          ----       ----          ----
Total comprehensive income (loss)                      $  1          $  6       $  4          $  3
                                                       ====          ====       ====          ====
(A) - No income tax effect on these gains (losses)


7.       Other Financial Information

     Legally restricted cash is comprised of the following at March 31, 2007 and September 30, 2006 (in millions):
                                              March 31,      September 30,
                                                2007              2006
                                           -------------     ------------
Incentive compensation escrows             $           1     $          1
Other                                                  4                4
                                           -------------     ------------
                                           $           5     $          5
                                           =============     ============

     Other liabilities consists of the following (in millions):

                                              March 31,      September 30,
                                                2007              2006
                                           -------------     ------------
Accrued compensation                       $           1     $          1
CDRs                                                  36               43
                                          --------------    -------------
                                          $           37    $          44
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     The amounts due CDRs follow the formula described in Critical Accounting Policies.


8.       Financial Information by Business Segment and Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                        Three months          Six Months
                                       ended March 31,       ended March 31,
                                       2007       2006      2007       2006
                                       ----       ----      ----       ----
North America                          $  2       $  6      $  7       $ 12
Europe                                    -          2         -          3
                                       ----       ----      ----       ----
Total                                  $  2       $  8      $  7       $ 15
                                       ====       ====      ====       ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                              March 31,     September 30,
                                                2007              2006
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $   82   $ 75     $  110  $102
                                           ------   ----     ------  ----
Total                                      $   82   $ 75     $  110  $102
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

     The Company's operations have continued to slow considerably during fiscal 2007. The Company's periodic billing is nominal and assets at March 31, 2007 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted.

     Also, the equity securities portfolio is awaiting liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets.

     In addition, the Company has a number of prior customer accounts in default whereby collection efforts are underway to support a recovery on the account. Receipts on these accounts, if any, will be in excess of the carrying value of these assets because the related leases were previously written-off. However, such receipts have and will continue to diminish substantially over time.

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of March 31, 2007. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at March 31, 2007 for its common stock, preferred stock and warrants in private companies is approximately $18 million. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     The following table summarizes the changes in the value of the Company's equity securities since September 30, 2006 (in millions):

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2006 estimated
       realizable value                            $       4     $      20
      Realized--net of fees                               (4)           --
      Increase (decrease) in unrealized
       estimated value (3)                                 2            (3)
                                                   ---------     ---------
      December 31, 2006 estimated
       realizable value                            $       2     $      17
      Realized--net of fees                               --            --
      Increase in unrealized
       estimated value (3)                                --             1
                                                   ---------     ---------
      March 31, 2007 estimated
       realizable value                            $       2     $      18
                                                   =========     =========
      (1) Carrying value of public companies for financial statements. See Note 4 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private companies for financial statements is cost, or approximately $3 million.
      (3) Net of fees and sharing with Windspeed.

     Collections and recoveries: The Company has potential collections on prior customer accounts that are in default and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. The Company's cost basis in these accounts is zero. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A in Part II Other Information entitled "Uncertainties in Collections and Recoveries."

     Miscellaneous Income: On March 30, 2007, the Company sold its leasehold interest in a day care facility adjacent to its former headquarters for approximately $500,000. Also, the Company sold other assets owned by the Company and utilized in connection with the Company's former Ventures Group.

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

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses. During the fiscal quarter ending March 31, 2007, the Company continues to forecast its operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

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

          Estimated Disputed Claims have decreased from $43 million at September 30, 2006 to $37 million as of March 31, 2007. On November 9, 2006, the bankruptcy court approved a settlement of the Wells Fargo claim and allowed a claim in favor of Wells Fargo in the amount of approximately $6 million. Funds related to the allowed claim were disbursed from the Disputed Claims Reserve on November 15, 2006.

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

          A portion of the $35 million of the disallowed estimated Disputed Claims were under appeal as of the date of this filing. If the $35 million is ultimately ruled as allowed, the CDR liability would be reduced by approximately $16 million. See Recent Developments for an update on pending appeals of certain claim denials.

          Any distribution of the $35 million disallowed estimated Disputed Claims cannot be made without a further order of the court.

     o Equity Investments In Private Companies: Equity investments in private companies consist of small investments in approximately 100 private companies that are primarily non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio is managed by Windspeed including the Company's equity investments in private companies. The carrying value of the Company's equity investments in private companies was approximately $3 million at March 31, 2007.

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

Recent Developments

     SIP Joinder Action

     On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas
Pontikes, et al against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006 and the parties are currently briefing the motion. While a hearing is anticipated in either late May or June 2007, the plaintiffs are requesting an extension of time to respond to the Motion to Dismiss. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. The Company may owe a duty of indemnification to some of the defendant directors.

     Litigation Trust Termination Motion

     On March 16, 2006, a Motion was filed in the Bankruptcy Court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. On January 30, 2007, the District Court judge affirmed the denial of the Motion. The SIP Claimants have appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties should begin briefing the appeal in accordance with the schedule set by the Appellate Court.

     Claim Appeal

     The time limit for the appeal to the US 7th Circuit Court of Appeals of the denial by the Bankruptcy Court of the commission claim of Bryant Collins and the affirmation of that denial by the US District Court has expired. Therefore, the denial of the claim is final. As a result, the number of Disputed Claims is reduced from 53 to 52.

     Comdisco Retirement Plan

     On March 20, 2007, pursuant to the direction of the Comdisco Retirement Plan Administrative Committee, any remaining plan participant's account balance was automatically rolled over to a Putnam IRA. All funds in the Comdisco Retirement Plan have been distributed and the Comdisco Retirement Plan has been terminated by the Company.

     Sale of Equity Securities

     As discussed in the Notes to Consolidated Financial Statements, the Company's available-for-sale securities as of March 31, 2007 included shares of Shutterfly.com, Inc. which were in lockup. The lockup has since expired and these shares were sold in early April 2007. The Company has received net proceeds of approximately $1 million.

Results of Operations

     Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

     Revenue

     Changes in total revenue for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were as follows:


                                 Three months ended
                                      March 31,           Percent
                                 ------      ------       Increase
                                   2007        2006      (Decrease)       Explanation of Change
                                 ------      ------      ---------        ------------------------------------------

Gain on sale of equity and
  warrant securities             $    -      $    5          (100%)       Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information. (A)
.....................................................................................................................
Interest income                       1           1            -          Interest earned on cash balances.
.....................................................................................................................
Foreign exchange gain                 -           2          (100%)       Foreign entity liquidation.
.....................................................................................................................
Miscellaneous income                  1           -           N/A         Sale of day care and miscellaneous assets.
.....................................................................................................................
                                 ------      ------      ---------
Total Revenue                    $    2      $    8           (75%)
                                 ======      ======      =========

(A) There were nominal proceeds from the sale of equity holdings during the three months ending March 31, 2007.


      Costs and Expenses

     Changes in total costs and expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were as follows:

                                 Three months ended
                                      March 31,           Percent
                                 ------      ------       Increase
                                   2007        2006      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Selling, general and
  administrative                 $    2      $    3            (33%)      SG&A held in line with current
                                                                          staffing levels and includes legal
                                                                          and accounting fees.
..............................................................................................................
Contingent distribution rights        1           -            N/A        (A)
..............................................................................................................
Bad debt recoveries                  (2)          -            N/A        Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
                                 $    1      $    3            (67%)
                                 ======      ======      =========

(A) Increase in CDR expense primarily the result of a corresponding change in adjusted equity for the period.  See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

         Income taxes

     The Company recorded nominal income tax expense for the three months ended March 31, 2007 and March 31, 2006.

         Net Earnings from Continuing Operations

     Net earnings from continuing operations were $1 million for the three months ended March 31, 2007, or $0.17 per share-diluted, compared to net earnings from continuing operations of $5 million for the three months ended March 31, 2006, or $1.21 per share-diluted.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the three months ended March 31, 2007 and March 31, 2006.

         Net Earnings

     Net earnings were $1 million, or $0.16 per share-diluted, for the three months ended March 31, 2007 compared to net earnings of $5 million, or $1.19 per share-diluted, for the three months ended March 31, 2006.

Six  Months  Ended  March 31, 2007  Compared  to  the  Six Months Ended
March 31, 2006

     Revenue

     Changes in total revenue for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 were as follows:

                                  Six months ended
                                       March 31,           Percent
                                 ------------------       increase
(in millions)                      2007        2006      (decrease)       Explanation of Change
                                 ------      ------      ---------        ------------------------------------------
Gain on sale of equity and
  warrant securities             $    4      $   10           (60%)       Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
.....................................................................................................................
Interest income                       2           2            -          Interest earned on cash balances.
.....................................................................................................................
Foreign exchange gain                 -           3          (100%)       Foreign entity liquidation.
.....................................................................................................................
Miscellaneous income                  1           -           N/A         Sale of day care and miscellaneous assets.
.....................................................................................................................
                                 ------      ------      ---------
Total revenue                    $    7      $   15           (53%)
                                 ======      ======      =========

         Costs and Expenses

     Changes in total costs and expenses for the six months ended March 31, 2007 compared to the six months ended March 31, 2006 were as follows:

                                   Six months ended
                                       March 31,           Percent
                                 ------------------       increase
(in millions)                      2007        2006      (decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Selling, general and
  administrative                 $    4      $    5           (20%)       SG&A held in line with current
                                                                          staffing levels and includes legal
                                                                          and accounting fees.
..............................................................................................................
Contingent distribution rights       (1)          5          (120%)       (A)
..............................................................................................................
Bad debt recoveries                  (2)         (1)          100%        Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total costs and expenses         $    1      $    9           (89%)
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

         Income taxes

     The Company recorded nominal income tax expense for the six months ended March 31, 2007 and March 31, 2006.

        Net Earnings from Continuing Operations

     Earnings from continuing operations were approximately $6 million or $1.49 per share-diluted for the six months ended March 31, 2007, compared to earnings from continuing operations of approximately $6 million, or $1.42 per share-diluted for the six months ended March 31, 2006.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the six months ended March 31, 2007 and March 31, 2006.

         Net Earnings

     Net earnings were approximately $6 million, or $1.47 per share-diluted for the six months ended March 31, 2007 compared to net earnings of approximately $6 million, or $1.40 per share-diluted, for the six months ended March 31, 2006.

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

     At March 31, 2007, the Company had unrestricted cash and cash equivalents of approximately $70 million, a decrease of approximately $27 million compared to September 30, 2006. Net cash used by operating activities for the six months ended March 31, 2007 was $2 million.

     The Company's operating activities during the six months ended March 31, 2007 were funded by cash on hand. During the six months ended March 31, 2007, approximately $4 million of proceeds were generated from the Windspeed managed warrant and equity portfolio and approximately $5 million were received from interest income and bad debt recoveries. The Company's cash expenditures were primarily operating expenses of $3 million (principally professional services and compensation), a $1 million tax payment related to the Company's Canadian subsidiary, dividends of $25 million, and payments of $7 million to CDR holders.

     The Company's current and future liquidity depends on cash on hand, interest income, recoveries, proceeds from the sale of Equity Securities and nominal asset sales. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

     See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Item 1A in Part II Other Information.

         Dividends

     There were no dividends paid this quarter. The Company paid cash dividends of $25 million for the six month period ended March 31, 2007. The Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Item 1A in Part
II Other Information.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     Gross cash distributions (including the redemption of the Company's Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.089 billion through March 31, 2007. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through March 31, 2007 of approximately $3.812 billion made to initially allowed claimholders equates to a present value of $3.627 billion on initially allowed claims of $3.628 billion. The associated percentage recovery achieved 100 percent as of December 31, 2006. Now that the Company has reached a present value recovery of 100%, future distributions will be shared between equity holders and CDR holders at the highest sharing percentage. Please refer to the Plan for more details on CDR's.

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

        CDR Payment

     There were no CDR payments this quarter. There were CDR payments for the six month period ending March 31, 2007 totaling $7 million. As of March 31, 2007, the Company has approximately 152.3 million CDRs outstanding.

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

     At March 31, 2007, the Company held securities of two publicly-traded companies: Akamai Technologies, Inc., and Shutterfly.com, Inc. Both of these holdings are subject to a lockup period which restricts the Company's ability to sell in the near term but not greater than one year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for an update on the sale of Shutterfly.com, Inc. securities. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately nine public companies and holds minor positions in approximately two other public companies. The estimated realizable value for financial reporting purposes in companies with lockups expiring in over one year are reduced by 20% to allow for the uncertainty of events during the lockup period. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company.

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


PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc. and the motion of certain SIP claimants to terminate the Litigation Trust. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for comments related to the Comdisco Retirement Plan settlement.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of March 31, 2007, the current estimated fair market value is subject to significant concentration risk, as 92 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 69 percent of the estimated fair market value of the entire portfolio is concentrated in three individual companies.

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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: May 15, 2007              By:   /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)