Form 10-Q
period 2007-06-30
COMDISCO HOLDING CO INC
filed 2007-08-09
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2007

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,029,369 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on July 31, 2007.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION..........................................  3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three and nine months ended
   June 30, 2007 and 2006 (Unaudited) ......................................  4

   Consolidated Balance Sheets -- June 30, 2007 (Unaudited) and
   September 30, 2006 (Audited) ............................................  5

   Consolidated Statements of Cash Flows -- Nine months ended
   June 30, 2007 and 2006 (Unaudited).......................................  6

   Notes to Consolidated Financial Statements (Unaudited)...................  8

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)

                                                           Three months ended   Nine months ended
                                                                 June  30,         June 30,
                                                              ------  ------    ------    ------
                                                                2007    2006      2007      2006
                                                              ------  ------    ------    ------
Revenue
Gain on sale of equity and warrant securities..............   $    1  $    5    $    6    $   15
Interest income............................................        1       1         3         3
Miscellaneous income.......................................        -       -         1         -
Foreign exchange gain .....................................        -       -         -         3
                                                              ------  ------    ------    ------
        Total revenue......................................        2       6        10        21
                                                              ------  ------    ------    ------
Costs and expenses
Selling, general and administrative........................        2       3         6         8
Contingent distribution rights.............................        2       1         1         6
Bad debt recoveries........................................       (2)     (1)       (3)       (2)
                                                              ------  ------    ------    ------
     Total costs and expenses..............................        2       3         4        12
                                                              ------  ------    ------    ------
Earnings (loss) from continuing operations before income
  taxes....................................................        -       3         6         9
Income taxes...............................................        -       -         -         -
                                                              ------  ------    ------    ------
Earnings (loss) from continuing operations.................        -       3         6         9
Earnings (loss) from discontinued operations, net of
tax........................................................        -       -         -         -
                                                              ------  ------    ------    ------
Net earnings (loss)........................................   $    -  $    3    $    6    $    9
                                                              ======  ======    ======    ======


Basic earnings per common share:
  Earnings (loss) from continuing operations...............   $(0.09) $ 0.73    $ 1.40    $ 2.15
  Earnings (loss) from discontinued operations.............     0.00    0.04     (0.02)     0.02
                                                              ------  ------    ------    ------
  Net earnings (loss)......................................   $(0.09) $ 0.77    $ 1.38    $ 2.17
                                                              ======  ======    ======    ======
Diluted earnings per common share:
  Earnings (loss) from continuing operations...............   $(0.09) $ 0.73    $ 1.40    $ 2.15
  Earnings (loss) from discontinued operations.............     0.00    0.04     (0.02)     0.02
                                                              ------  ------    ------    ------
  Net earnings (loss)......................................   $(0.09) $ 0.77    $ 1.38    $ 2.17
                                                              ======  ======    ======    ======
See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                 (Unaudited)       (Audited)
                                                  June 30,        September 30,
                                                     2007             2006
                                                    -----             -----
ASSETS
Cash and cash equivalents .......................   $  71             $  97
Cash - legally restricted .......................       5                 5
Equity securities ...............................       8                 7
Income tax receivable ...........................       2                 1
                                                    -----             -----
                                                    $  86             $ 110
                                                    =====             =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $   1             $   1
Income taxes ....................................      --                 1
Other liabilities:
  Accrued compensation ..........................       1                 1
  Contingent distribution rights ................      38                43
                                                    -----             -----
   Total other liabilities ......................      39                44
                                                    -----             -----
                                                       40                46
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares
   4,029,369 shares outstanding at
   June 30, 2007 and September 30, 2006 ........       --                --
  Additional paid-in capital ....................      44                50
  Accumulated other comprehensive income ........       5                 4
  Retained earnings..............................       1                14
  Common stock held in treasury, at cost; 170,631
   shares at June 30, 2007 and
   September 30, 2006 ...........................      (4)               (4)
                                                    -----             -----
      Total stockholders' equity ................      46                64
                                                    -----             -----
                                                    $  86             $ 110
                                                    =====             =====

See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the nine months ended June 30, 2007 and 2006
                                                                 2007     2006
                                                                -----    -----
Cash flows from operating activities:
   Equity and warrant proceeds...............................   $   6    $  14
   Interest, recoveries and other revenue....................       7        6
   Selling, general and administrative expenses .............      (6)      (8)
   Contingent distribution rights payments ..................      (7)      (9)
   Income taxes .............................................      (1)       4
                                                                -----    -----
     Net cash provided (used) by continuing operations ......      (1)       7
     Net cash provided (used) by discontinued operations ....      --       --
                                                                -----    -----
     Net cash provided (used) by operating activities .......      (1)       7
                                                                -----    -----
Cash flows from financing activities:
   Dividends paid on Common Stock............................     (25)     (20)
   (Increase) in legally restricted cash ....................      --       --
                                                                -----    -----
     Net cash (used) in financing activities ................     (25)     (20)
                                                                -----    -----

Net (decrease) in cash and cash equivalents .................     (26)     (13)
Cash and cash equivalents at beginning of period ............      97      103
                                                                -----    -----
Cash and cash equivalents at end of period ..................   $  71    $  90
                                                                =====    =====

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the nine months ended June 30, 2007 and 2006

                                                            2007     2006
                                                            ----     ----
Reconciliation of net earnings to net cash provided (used) by operating activities:

Net earnings .........................................      $  6     $  9

Adjustments to reconcile net earnings to net
 cash provided (used) by operating activities
    Income taxes .....................................        (1)       4
    Contingent distribution rights ...................        (6)      (3)
    Other, net .......................................        --       (4)
    Selling, general and administrative...............        --        1
    Discontinued operations...........................        --       --
                                                            ----     ----
      Net cash provided (used) by operating activities      $ (1)    $  7
                                                            ====     ====

See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           June 30, 2007 and 2006

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

     SIP Bankruptcy Claims: In February 1998, pursuant to Comdisco Inc.'s Shared Investment Plan ("SIP"), senior managers of Comdisco, Inc. ("the SIP Participants") took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. 48 of the remaining 52 Disputed Claims relate to proofs of claim filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such proofs of claim and is currently engaged in discovery with such SIP claimants and, as of August 7, 2007, has filed motions for Summary Judgements against three of the SIP Claimants. The motions are pending before the Bankruptcy court. The Company is responsible for legal fees and expenses related to these matters. Based on an order entered on May 16, 2007 by the Bankruptcy court subordinating the claims of the SIP Participants, any resolution would be handled through the disputed interests reserve which is a specific pool of CDR's allocated for the allowed claims in the C-5B class.

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


3.       Discontinued Operations

     The Company sold a number of its asset portfolios during its fiscal years ending 2002 and 2003 as part of the Company's wind-down. Subsequent activity associated with these sales is considered discontinued operations for the nine months ended June 30, 2007 and 2006. The Company has not incrementally added to discontinued assets since 2003.

     Net earnings from discontinued operations for the nine months ended June 30, 2007 and June 30, 2006 were nominal.


4.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. The Company has received approximately $53.4 million in proceeds (prior to management fees and sharing with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received a combined $8.5 million in management fees and sharing through June 30, 2007. Management fees are expensed when incurred, and realized gains on the sale of Equity Securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of earnings.

        Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross
                                     unrealized      Market
                              Cost        gains       value
                              ----   ----------      ------
September 30, 2006            $  -   $        4      $    4
December 31, 2006             $  -   $        2      $    2
March 31, 2007                $  -   $        2      $    2
June 30, 2007                 $  -   $        5      $    5


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive  income  (loss)  (see  Note 6 of Notes to  Consolidated  Financial
Statements). At June 30, 2007, the Company held securities of three publicly-traded companies: Akamai Technologies, Inc., comScore Inc. and Veraz Networks, Inc. These holdings are subject to a lockup period which restricts the Company's ability to sell in the near term but not greater than one year. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in two public companies and holds minor positions in three other public companies.

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

5.  Income taxes

       Income tax receivable

     The Company expects to realize a $1 million receivable relating to overpayments made to the Mexican tax authorities. In addition, approximately $1 million was paid in October 2006 on behalf of the Company's Canadian subsidiary for a withholding tax payment related to a distribution deemed a dividend by the Canada Revenue Agency. The Company made this payment to stop the accrual of interest and penalties and currently expects to realize the receivable when all tax matters in Canada are resolved.

6.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of June 30, 2007, the Company had 4,029,369 shares of Common Stock outstanding and 170,631 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in millions):

                                               Additional    Accumulated                 Common
                                    Common       paid-in     other compre-    Retained   stock in
                                     stock       capital     hensive income   earnings   treasury      Total
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2006     $         -  $       50   $             4   $     14    $     (4)  $     64
Net earnings                                                                         6                      6
Translation adjustment
Change in net unrealized gains
   (losses)                                                               1                                 1
                                                                                                     --------
   Total comprehensive income                                                                               7
Liquidating dividend payment
 December 12, 2006                                     (6)                         (19)                   (25)
--------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at June 30, 2007         $         -  $        44   $             5  $       1   $      (4)  $     46
                                  ===========  ==========   ===============  =========   =========   ========


      Total comprehensive income (loss) consists of the following (in millions):

                                                           Three months             Nine months
                                                          ended June 30,           ended June 30,
                                                       2007          2006       2007          2006
                                                       ----          ----       ----          ----
Foreign currency translation adjustments               $  -          $  -       $  -          $ (3)

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                      4             -          6             2
  Reclassification adjustment for gains
   included in earnings before income taxes              (1)           (3)        (5)           (5)
                                                       ----          ----       ----          ----
Change in net unrealized gains (losses)  (A)              3            (3)         1            (3)
                                                       ----          ----       ----          ----
Other comprehensive income (loss)                         3            (3)         1            (6)
Net earnings (loss)                                       -             3          6             9
                                                       ----          ----       ----          ----
Total comprehensive income (loss)                      $  3          $  -       $  7          $  3
                                                       ====          ====       ====          ====
(A) - No income tax effect on these gains (losses)


7.       Other Financial Information

     Legally restricted cash is comprised of the following at June 30, 2007 and September 30, 2006 (in millions):
                                              June 30,       September 30,
                                                2007              2006
                                           -------------     ------------
Incentive compensation escrows             $           1     $          1
Other                                                  4                4
                                           -------------     ------------
                                           $           5     $          5
                                           =============     ============

     Other liabilities consists of the following (in millions):

                                              June 30,       September 30,
                                                2007              2006
                                           -------------     ------------
Accrued compensation                       $           1     $          1
CDRs                                                  38               43
                                          --------------    -------------
                                          $           39    $          44
                                          ==============    =============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     The amounts due CDRs follow the formula described in Critical Accounting Policies.


8.       Financial Information by Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):

                                        Three months          Nine months
                                       ended June 30,       ended June 30,
                                       2007       2006      2007       2006
                                       ----       ----      ----       ----
North America                          $  2       $  6      $  9       $ 18
Europe                                    -          -         -          3
                                       ----       ----      ----       ----
Total                                  $  2       $  6      $  9       $ 21
                                       ====       ====      ====       ====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in millions):

                                               June 30,      September 30,
                                                2007              2006
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $   86   $ 76     $  110  $102
                                           ------   ----     ------  ----
Total                                      $   86   $ 76     $  110  $102
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

     The Company's operations have continued to slow considerably during fiscal 2007. The Company's periodic billing is nominal and assets at June 30, 2007 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted.

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

     Equity Securities: The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value (collectively "Equity Investments"). Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of June 30, 2007. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at June 30, 2007 for its common stock, preferred stock and warrants in private companies is approximately $15 million. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     The following table summarizes the changes in the value of the Company's equity securities since September 30, 2006 (in millions):

                                                   Public        Private
                                                   Companies(1)  Companies (2)
                                                   ---------     ---------
      September 30, 2006 estimated
       realizable value                            $       4     $      20
      Realized--net of fees                               (4)           --
      Increase (decrease) in unrealized
       estimated value (3)                                 2            (3)
                                                   ---------     ---------
      December 31, 2006 estimated
       realizable value                                    2            17
      Realized--net of fees                               --            --
      Increase in unrealized
       estimated value (3)                                --             1
                                                   ---------     ---------
      March 31, 2007 estimated
       realizable value                                    2            18
      Realized--net of fees                               (1)           --
      Increase (decrease) in unrealized
       estimated value (3)                                 4            (3)
                                                   ---------     ---------
      June 30, 2007 estimated
       realizable value                            $       5     $      15
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

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated operating expenses. During the fiscal quarter ending June 30, 2007, the Company continues to forecast its operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

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

          Estimated Disputed Claims have decreased from $43 million at September 30, 2006 to $37 million as of June 30, 2007. On November 9, 2006, the Bankruptcy court approved a settlement of the Wells Fargo claim and allowed a claim in favor of Wells Fargo in the amount of approximately $6 million. Funds related to the allowed claim were disbursed from the Disputed Claims Reserve on November 15, 2006.

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

          Any distribution of the $35 million disallowed estimated Disputed Claims could not have been made without a further order of the court. On June 25, 2007, the Company filed a motion with the Bankruptcy court to permit the distribution of the $35 million. On July 18, 2007, the SIP Claimants objected to the motion. The parties had briefed the matter and argued the motion on August 1, 2007. On that date, the Bankruptcy court entered an order granting the Company's motion. However, any distribution of the funds could be delayed by an appeal, or motion for stay of the order, by the SIP Claimants.

     o Equity Investments In Private Companies: Equity investments in private companies consist of small investments in approximately 80 private companies that are primarily non-quoted securities. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying value when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. Ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio is managed by Windspeed including the Company's equity investments in private companies. The carrying value of the Company's equity investments in private companies was approximately $3 million at June 30, 2007.

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

Recently Issued Professional Accounting Standards

     In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainly in Income Taxes - an Interpretation of FASB Statement 109". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect this Interpretation will have on its financial statements for its fiscal year ending September 30, 2008.

     In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the effect the adoption of SFAS 157 will have on its financial condition or results of operations for its fiscal year ending September 30, 2009.

Recent Developments

     SIP Joinder Action

     On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas
Pontikes, et al against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006 and the parties are currently briefing the motion. A status hearing is scheduled with the court clerk for September 5, 2007. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. The Company may owe a duty of indemnification to some of the defendant directors.

     Litigation Trust Termination Motion

     On March 16, 2006, a Motion was filed in the Bankruptcy Court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. Bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. On January 30, 2007, the District Court judge affirmed the denial of the Motion. The SIP Claimants have appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties are briefing the appeal in accordance with the schedule set by the Appellate Court.

     Motion to Distribute Funds from the Disputed Claims Reserve

     On June 25, 2007, the Company filed a motion with the Bankruptcy court to permit the distribution of approximately $35 million from the Disputed Claims Reserve. On July 18, 2007, the SIP Claimants objected to the motion. The parties had briefed the matter and argued the motion on August 1, 2007. On that date, the Bankruptcy court entered an order granting the Company's motion. However, any distribution of the funds could be delayed by an appeal, or motion for stay of the order, by the SIP Claimants.

Results of Operations

     Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

     Revenue

     Changes in total revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 were as follows:


                                 Three months ended
                                      June 30,            Percent
                                 ------      ------       Increase
                                   2007        2006      (Decrease)       Explanation of Change
                                 ------      ------      ---------        ------------------------------------------

Gain on sale of equity and
  warrant securities             $    1      $    5           (80%)       Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
.....................................................................................................................
Interest income                       1           1            -          Interest earned on cash balances.
.....................................................................................................................
                                 ------      ------      ---------
Total Revenue                    $    2      $    6           (67%)
                                 ======      ======      =========




      Costs and Expenses

     Changes in total costs and expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 were as follows:

                                 Three months ended
                                      June 30,            Percent
                                 ------      ------       Increase
                                   2007        2006      (Decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Selling, general and
  administrative                 $    2      $    3            (33%)      SG&A held in line with current
                                                                          staffing levels and includes legal
                                                                          and accounting fees.
..............................................................................................................
Contingent distribution rights        2           1            100%       (A)
..............................................................................................................
Bad debt recoveries                  (2)         (1)           100%       Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
                                 $    2      $    3            (33%)
                                 ======      ======      =========

(A) Increase in CDR expense is primarily the result of corresponding change in adjusted equity for the period.  See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

         Income taxes

     The Company recorded nominal income tax benefit for the three months ended June 30, 2007 and a nominal income tax expense for the three months ended June 30, 2006.

         Net (Loss)/Earnings from Continuing Operations

     Net loss from continuing operations was $(0.4) million for the three months ended June 30, 2007, or $(0.09) per share-diluted, compared to net earnings from continuing operations of $3 million for the three months ended June 30, 2006, or $0.73 per share-diluted.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the three months ended June 30, 2007 and June 30, 2006.

         Net (Loss)/Earnings

     Net loss was $(0.4) million, or $(0.09) per share-diluted, for the three months ended June 30, 2007 compared to net earnings of $3 million, or $0.77 per share-diluted, for the three months ended June 30, 2006.

Nine Months  Ended  June 30, 2007  Compared  to  the  Nine months Ended
June 30, 2006

     Revenue

     Changes in total revenue for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 were as follows:

                                  Nine months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2007        2006      (decrease)       Explanation of Change
                                 ------      ------      ---------        ------------------------------------------
Gain on sale of equity and
  warrant securities             $    6      $   15           (60%)       Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
.....................................................................................................................
Interest income                       3           3            -          Interest earned on cash balances.
.....................................................................................................................
Miscellaneous income                  1           -           N/A         Sale of day care and miscellaneous assets.
.....................................................................................................................
Foreign exchange gain                 -           3          (100%)       Foreign entity liquidation.
.....................................................................................................................
                                 ------      ------      ---------
Total revenue                    $   10      $   21           (52%)
                                 ======      ======      =========

         Costs and Expenses

     Changes in total costs and expenses for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006 were as follows:

                                   Nine months ended
                                       June 30,           Percent
                                 ------------------       increase
(in millions)                      2007        2006      (decrease)       Explanation of Change
                                 ------      ------      ---------        -----------------------------------
Selling, general and
  administrative                 $    6      $    8           (25%)       SG&A held in line with current
                                                                          staffing levels and includes legal
                                                                          and accounting fees.
..............................................................................................................
Contingent distribution rights        1           6           (83%)       (A)
..............................................................................................................
Bad debt recoveries                  (3)         (2)           50%        Represents collections & recoveries.
..............................................................................................................
                                 ------      ------      ---------
Total costs and expenses         $    4      $   12           (67%)
                                 ======      ======      =========

(A) Change in CDR expense is primarily a result of significant changes to the disputed claims reserve for the nine months ended June 30, 2006 (which resulted in increased CDR expense for that quarter) compared with relatively little change in the nine months ended June 30, 2007.  However, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

         Income taxes

     The Company recorded nominal income tax expense for the nine months ended June 30, 2007 and June 30, 2006.

         Net Earnings from Continuing Operations

     Earnings from continuing operations were approximately $6 million, or $1.40 per share-diluted, for the nine months ended June 30, 2007, compared to earnings from continuing operations of approximately $9 million, or $2.15 per share-diluted, for the nine months ended June 30, 2006.

         Discontinued Operations

     Net earnings from discontinued operations were nominal for the nine months ended June 30, 2007 and June 30, 2006.

         Net Earnings

     Net earnings were approximately $6 million, or $1.38 per share-diluted, for the nine months ended June 30, 2007 compared to net earnings of approximately $9 million, or $2.17 per share-diluted, for the nine months ended June 30, 2006.

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

     At June 30, 2007, the Company had unrestricted cash and cash equivalents of approximately $71 million, a decrease of approximately $26 million compared to September 30, 2006. Net cash used by operating activities for the nine months ended June 30, 2007 was $1 million.

     The Company's operating activities during the nine months ended June 30, 2007 were funded by cash on hand. During the nine months ended June 30, 2007, approximately $6 million of proceeds were generated from the Windspeed managed warrant and equity portfolio and approximately $7 million was received from interest income and bad debt recoveries. The Company's cash expenditures were primarily operating expenses of $6 million (principally professional services and compensation), a $1 million tax payment related to the Company's Canadian subsidiary, dividends of $25 million, and payments of $7 million to CDR holders.

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

     See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Item 1A in Part II Other Information.

         Dividends

     There were no dividends paid this quarter. The Company paid cash dividends of $25 million for the nine months ended June 30, 2007. The Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Item 1A in Part
II Other Information.

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     Gross cash distributions (including the redemption of the Company's Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.089 billion through June 30, 2007. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through June 30, 2007 of approximately $3.812 billion made to initially allowed claimholders equates to a present value of $3.627 billion on initially allowed claims of $3.628 billion. The associated percentage recovery achieved 100 percent as of December 31, 2006. Now that the Company has reached a present value recovery of 100%, future distributions will be shared between equity holders and CDR holders at the highest sharing percentage. Please refer to the Plan for more details on CDR's.

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

        CDR Payment

     There were no CDR payments this quarter. There were CDR payments for the nine months ended June 30, 2007 totaling $7 million. As of June 30, 2007, the Company has approximately 152.3 million CDRs outstanding.

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

     At June 30, 2007, the Company held securities of three publicly-traded companies: Akamai Technologies, Inc., comScore Inc. and Veraz Networks, Inc. These holdings are subject to a lockup period which restricts the Company's ability to sell in the near term but not greater than one year. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in two public companies and holds minor positions in three other public companies. The estimated realizable value for financial reporting purposes in companies with lockups expiring in over one year are reduced by 20% to allow for the uncertainty of events during the lockup period. As of June 30, 2007, the Company has no investments in publicly traded companies with lockups expiring in over one year. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company.

     The Company has equity investments in private companies consisting of small investments in primarily non-quoted securities. Common stock and preferred stock investments are carried at the lower of cost or estimated fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value.

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


PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the Litigation Trust and the motion of the Company to distribute funds from the Disputed Claims Reserve.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of June 30, 2007, the current estimated fair market value is subject to significant concentration risk, as 92 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 65 percent of the estimated fair market value of the entire portfolio is concentrated in three individual companies.

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

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: August 9, 2007               By:   /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)