Form 10-K
period 2007-09-30
COMDISCO HOLDING CO INC
filed 2007-12-14
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2007

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

     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $13 million based on its closing price per share of $12.30 on March 31, 2007. On March 31, 2007, there were 4,029,369 shares of common stock outstanding. No officer or director beneficially held shares of the Company's Common Stock as of December 1, 2007. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

 Title of Each Class            Number of Shares Outstanding at December 1, 2007
--------------------            ------------------------------------------------
Common Stock, par value                                                4,029,066
$0.01 per share
                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                         COMDISCO HOLDING COMPANY, INC.
                         2007 ANNUAL REPORT ON FORM 10-K


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

ITEM 3.  LEGAL PROCEEDINGS....................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12



PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES....................13

ITEM 6.  SELECTED FINANCIAL DATA..............................................14

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................47

ITEM 9A. CONTROLS AND PROCEDURES..............................................47

ITEM 9B. OTHER INFORMATION ...................................................48



PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE............48

ITEM 11. EXECUTIVE COMPENSATION...............................................49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS .....................................50

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.........................................................51

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES...............................51



PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES .............................53


SIGNATURES....................................................................55

                         2007 ANNUAL REPORT ON FORM 10-K

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

     The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 1, 2007, the Company had a total of six employees (three full-time and three part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately fifteen former employees continue to periodically assist the Company on a consulting basis. During 2008, the Company intends to seek permission to begin the process of abandoning and destroying certain of its and Prism's stored paper and electronic records.

     On August 12, 2004, Randolph I. Thornton's appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton performs the roles and responsibilities of the Board of Directors and officers of the Company, including all measures that are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases. Mr. Thornton serves as Chief Executive Officer, President and Secretary and is the sole director and executive officer of the Company.

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

     On September 30, 2002, the Company made an initial distribution to holders of Allowed Class C-4 Claims based upon an aggregate allowed amount of approximately $3.628 billion. Allowed Claims for Class C-4 creditors received a pro rata distribution comprised of cash, Senior Notes, Subordinated Notes, new Common Stock of the Company and rights to the Trust Assets (as defined below).

     In addition, Allowed Claims for Class C-5A received contingent distribution rights ("CDRs") that entitle holders to share at increasing percentages in the proceeds realized from the monetization of the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. If and when any Class C-5B claims are allowed, holders of such Allowed Claims also will receive CDRs. Pursuant to a Bankruptcy court order dated March 17, 2003, approximately 8.1 million CDRs, and any distributions relating to these rights, are being held by the Company's transfer agent pending resolution of the Class C-5A and the Class C-5B claims. Approximately, 808,000 (Class C-5A) CDR's have been assigned to the litigation trust in conjunction with settlements reached between the Litigation Trustee and three of the 67 remaining senior managers (the "SIP Participants") who participated in Comdisco, Inc.'s Shared Investment Plan ("SIP"). No Class C-5B claims have been allowed to date. See Recent Developments "Withdrawal of Certain SIP Claims" for additional information. Additional information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section entitled "Contingent Distribution Rights" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Approximately $1.347 billion of outstanding claims as of the initial distribution were Disputed Claims. Pursuant to the Plan, the Company established a reserve for Disputed Claims in the amount of $450 million (the "Disputed Claims Reserve"), which was funded based upon a Bankruptcy court order granting authority to Comdisco, Inc. to estimate certain claims. The Disputed Claims Reserve was established to fund a claim once the claim is deemed an Allowed Claim so long as funds are available in the Disputed Claims Reserve. The process of resolving the Disputed Claims is ongoing. If a Disputed Claim is not settled consensually, it will ultimately be heard and determined by the Bankruptcy court. The Company cannot predict with accuracy when the claims resolution process will be completed or what the total amount of Allowed Claims will be upon completion. Payments and distributions from the Disputed Claims Reserve have been made as appropriate to the holder of any Disputed Claim that has become an Allowed Claim, on the next Quarterly Distribution Date (as defined in the Plan) after the date the Disputed Claim becomes an Allowed Claim. Such distributions are based upon the cumulative distributions that would have been made to the holder of such a claim under the Plan if the Disputed Claim had been allowed on the Effective Date (as defined by the Plan) and are not limited by the Disputed Claim amounts previously reserved with respect to such Disputed Claim to the extent that additional amounts are available in the Disputed Claims Reserve. On each Quarterly Distribution Date, the Disputed Claims Reserve is reduced by an amount equal to the amount reserved with respect to each Disputed Claims that has been resolved during the period. As of December 1, 2007, approximately $1 million is left in the Disputed Claim Reserve.

     SIP Bankruptcy Claims: In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty")
providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. 48 of the remaining 51 Disputed Claims relate to Proofs of Claims filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such Proofs of Claim. The Company is responsible for its legal fees and expenses related to these matters. Based on an order entered on May 16, 2007 by the Bankruptcy court subordinating the claims of the SIP Participants, any resolution would be handled through the disputed interests reserve which is a specific pool of CDR's allocated for the allowed claims in the C-5B Class. Not all of the SIP Participants filed Proofs of Claim in the Bankruptcy. On September 20, 2007, the attorneys representing 43 of the SIP Claimants (the "Certain SIP Claimants") filed a motion to withdraw their respective SIP Claims in the bankruptcy without prejudice. After negotiations among the parties, on November 8, 2007, the Bankruptcy court entered an order that allowed for the withdrawal of their SIP Claims without prejudice subject to specific conditions. Such conditions include a bar to refiling, amending or reinstating the SIP Claims, or any other claims related to the SIP and executing a covenant not to sue. The Company is awaiting the executed covenants not to sue which are anticipated to be received by year end.

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

     SIP Joinder Action: As reported at Item 3. LEGAL PROCEEDINGS, a lawsuit was filed by certain SIP Participants against certain directors of the former Comdisco, Inc. The lawsuit was filed by 38 of the SIP participants as a joinder action. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. The Company may owe a duty of indemnification to some of the defendant directors. See Recent Developments "SIP Joinder Action" for additional information.

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

     On June 30, 2007, Randolph I. Thornton appointed the following employees, Robert E. T. Lackey, Deborah L. Dompke, Susan Long, Mary Ann Bolster, Michael J. Salerno and Kathy J. Smith, as Authorized Representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and report directly to him. Approximately fifteen former employees continue to periodically assist the Company on a consulting basis.

         Filing of Certificate of Dissolution

     Pursuant to and in furtherance of the Order, the Company filed on August 12, 2004 a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish Comdisco Holding Company, Inc.'s corporate existence with the State of Delaware except for the purpose of completing the wind down contemplated by the Plan.

         Sales of Assets

     See Note 4 of Notes to Consolidated Financial Statements for information on the sale of assets by the Company during the four-year period ended September 30, 2007. See section Narrative Description of Business (below), for a discussion of the Company's principal business segments after emergence. As of September 30, 2006, the only remaining property owned by the Company was an 11,500 square foot day care facility adjacent to its former headquarters, was sold in March 2007 for approximately $500,000.

         Discontinued Operations

     The following operations for the reasons stated have been treated as discontinued operations and the amounts in the financial statements and related notes for all historical periods were restated to report such operations as discontinued operations:

     o As a result of certain asset sales, the Company's Australian, New Zealand, Austrian, French and Swiss (collectively, "International
          Leasing"),   German  ("German  Leasing  Subsidiary")  and  US  Leasing
          operations have been accounted for as discontinued operations. However, resolutions of tax matters relating to prebankruptcy are considered continuing operations.

     o In addition, the assets of the discontinued Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan and the estates are closed.

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

         Principal Business Location

     The  Company's  operations  are primarily  conducted  through its principal
office  in  Rosemont,   Illinois  which  occupies  leased  short-term  furnished
executive office space.

         Former Business Segments

     As a result of the substantial wind down of operations and the consolidation of the management structure, the Company determined that business segment results were substantially irrelevant and, accordingly, the Company consolidated its business units and ceased to report independent business segment results beginning with its quarterly report on Form 10-Q for the quarter ended June 30, 2004. The timing of the consolidation coincided with the consolidation of the management structure, and was due to the substantial wind down of operations in each of the business segments.

     The following is a narrative description of the US Leasing (which, for financial reporting purposes, was classified as discontinued operations effective September 30, 2004), European IT Leasing, Ventures and CAM business segments, for which the Company reported results from emergence until consolidation in the third quarter of fiscal 2004.

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

     See Note 7 of Notes to Consolidated Financial Statements for information on the ongoing liquidation of the sole remaining assets of Comdisco Ventures Fund A, LLC consisting of equity investments under management by Windspeed Acquisition Fund GP, LLC.

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

         Employees

     On September 30, 2007, the Company had six U.S. employees (three full-time and three part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately fifteen former employees continue to periodically assist the Company on a consulting basis.

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

     Impact of Recoveries by Litigation Trust on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights

     Because the present value of distributions to certain former creditors of Comdisco, Inc. has reached the 100% threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive payments from the Company equal to 37% of each dollar available to be distributed to Comdisco stakeholders in accordance with the Plan. All payments by the Company in respect of CDRs are made from the Company's available cash-on-hand and not from funds released from the Disputed Claims Reserve or litigation trust. The Company expects to maintain cash reserves sufficient to make any required payments on the CDRs. While the impact of either the allowance or disallowance of Disputed Claims has been significantly decreased as a result of the August 15, 2007 distribution of funds from the Disputed Claim Reserve (See Recent Developments "Distribution of Funds from the Disputed Claims Reserve"), the amount of recoveries and distributions by the litigation trust could have an impact on the Company's liability to CDR holders.

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

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of September 30, 2007, 90 percent of the estimated fair market value of the entire portfolio is concentrated in 10 individual companies and approximately 52 percent of the estimated amount is in three individual companies.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2.  PROPERTIES

     The Company no longer owns any property. The last such property, an 11,500 square foot day care facility adjacent to its former headquarters, was sold in March 2007 for approximately $500,000.

         Leased Properties

     Since October 31, 2004, the Company has leased short-term furnished executive office space for all of its operations at 5600 N. River Road in Rosemont, Illinois. The terms of its rental agreement provide the Company with the ability to match its actual leased space with its declining space requirements.

ITEM 3.  LEGAL PROCEEDINGS

Bankruptcy Proceeding

     The Company continues to appear before the Bankruptcy court from time to time for the purposes of: clarification and administration of Plan matters and the administration of the Disputed Claims Reserve; the claims resolution process; and the wind down of the operations of the Company.

SIP Joinder Action

     On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas
Pontikes, et al., against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006 and the parties have fully briefed the motion. A hearing on the motion on November 30, 2007 was continued by the court until December 21, 2007. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. On November 8, 2007, the Company received a reservation of rights letter (dated October 16, 2007) from the carriers asserting that the carriers were reserving the right to deny coverage based on certain allegations in the complaint and due to the fact that a former officer of Comdisco was a named plaintiff. On December 4, 2007, the Company responded to the letter challenging the reservation of rights by the carriers. However, as of the date of this filing, the Company and the carriers have not resolved the dispute. The Company may owe a duty of indemnification to some of the defendant directors.

Litigation Trust Termination Motion

     On March 16, 2006, a Motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. On January 30, 2007, the District Court judge affirmed the denial of the Motion. The SIP Claimants have appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties have briefed the appeal and oral arguments were held before the Appellate Court on November 26, 2007. A ruling is anticipated by March 31, 2008.

Distribution of Funds from the Disputed Claims Reserve

     On June 25, 2007, the Company filed a motion with the Bankruptcy court to permit the distribution of approximately $35 million from the Disputed Claims Reserve. On July 18, 2007, the SIP Claimants objected to the motion. The parties fully briefed the matter and argued the motion on August 1, 2007. On that date, the Bankruptcy court entered an order approving the Company's motion. The distribution of the funds was made on August 15, 2007.

Withdrawal of Certain SIP Claims

     On September 20, 2007, the attorneys representing 43 of the SIP Claimants (the "Certain SIP Claimants") filed a motion to withdraw their respective SIP Claims in the bankruptcy without prejudice. After negotiations among the parties, on November 8, 2007, the Bankruptcy court entered an order that allowed for the withdrawal of their SIP Claims without prejudice subject to specific conditions. Such conditions include a bar to refiling, amending or reinstating the SIP Claims, or any other claims related to the SIP and executing a covenant not to sue. The Company is awaiting the executed covenants not to sue which are anticipated to be received by year end.

     Litigation Trust Summary Judgments

     Litigation trust is awaiting rulings on motions it filed in two cases in the US District Court For the Northern District of Illinois Eastern Divison, against James Duncan and Lyssa Kaye Paul seeking summary judgments on their respective SIP note obligations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the three months ended September 30, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     In connection with the September 30, 2002 initial distribution under the Plan, the Company issued approximately 3.74 million shares of Common Stock to holders of Allowed Claims in Class C-4. Also, approximately 460,000 additional shares of Common Stock were deposited in the Disputed Claims Reserve for future distribution pending the outcome of Disputed Claims (approximately 1,600 shares remain in the Disputed Claims Reserve as of December 1, 2007). The Company's Common Stock currently trades on the Over-the-Counter Bulletin Board system under the symbol "CDCO.OB". In addition, the Contingent Distribution Rights currently trade on the Over-the-Counter Bulletin Board system under the symbol "CDCOR.OB". Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

         Common Stock

     As of December 1, 2007, there were 249 shareholders of record of the Company's Common Stock. The following table sets forth the dividend adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2007 and 2006.

                              2007                              2006
                 -----------------------------    -----------------------------
QUARTER            High       Low    Dividends     High        Low    Dividends
-------          ------    ------    ---------    -------    ------   ---------
First            $12.14    $10.78    $    6.39    $ 14.57    $12.64   $      --
Second            12.75     11.31           --      16.61     14.02        5.00
Third             14.00     12.30           --      17.24     14.03          --
Fourth            14.56     12.00           --      18.90     15.27          --
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

     The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company's Common Stock were as follows (in millions):

                                                  Aggregate
                                                    Payment
                                                  ---------
                May 2003 ..................       $     308
                June 2003 .................              60
                September 2003 ............             200
                December 2003 .............              50
                May 2004 ..................              49
                March 2005 ................              53
                January 2006...............              20
                December 2006..............              25
                                                  ---------
                                                  $     765
                                                  =========


         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2007, there were 2,131 holders of record of the Company's CDRs, 152,272,188 outstanding CDRs and the percentage of sharing was 37%.

     The Company maintains sufficient cash reserves for operations and the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims. The outcome and the timing of the resolution of the remaining Disputed Claims and the recoveries and distributions from the litigation trust will impact both the timing and the amount of future dividends and CDR payments.

     Aggregate total distributions with respect to the CDRs were as follows (in millions):

                                                  Aggregate       Per
                                                    Payment       CDR
                                                  ---------   -------
                May 2003 ..................       $       3   $.01793
                June 2003 .................               2    .01621
                September 2003 ............              13    .08780
                December 2003 .............               8    .05140
                March 2004 ................               3    .01870
                May 2004 ..................              12    .07810
                December 2004 .............              15    .09820
                March 2005 ................              22    .14560
                January 2006 ..............               6    .03650
                March 2006.................               4    .02470
                December 2006..............               7    .04500
                September 2007.............              23    .15000
                                                  ---------   -------
                Total CDR payments                $     118   $.77014
                                                  =========   =======


     See Critical Accounting Policies and Contingent Distribution Rights in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for information on the CDR liability and the impact of the resolution of Disputed Claims on the operations of the Company.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

     There were no repurchases of Common Stock in the fourth quarter of fiscal 2007. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 6.  SELECTED FINANCIAL DATA

     Upon its emergence from bankruptcy on August 12, 2002, the Company adopted fresh-start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") effective as of July 31, 2002 for financial reporting purposes. SOP 90-7 requires the Company to allocate the reorganization value of the reorganized Company to its assets, and to state liabilities existing at the Plan confirmation date at present values of amounts to be paid determined at appropriate current interest rates. As a result, the adjustments made in accordance with SOP 90-7 materially impacted the financial statements of the Company.

     For financial reporting purposes only, the "effective date" of the emergence from bankruptcy was selected as the close of business on July 31, 2002. Accordingly, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting were reflected in the Company's financial statements as of July 31, 2002. As a result of the reorganization and the recording of the restructuring transaction and the implementation of fresh-start reporting pursuant to SOP 90-7, the Company's results of operations after July 31, 2002 are not comparable to results reported in prior periods for Comdisco, Inc.

     Under fresh-start reporting, the final consolidated balance sheet as of July 31, 2002 became the opening consolidated balance sheet of the reorganized Company. Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of September 30, 2007, 2006, 2005, 2004 and 2003, the consolidated balance sheets as of those dates are not comparable in certain material respects to any such balance sheet for any period prior to July 31, 2002. In addition, Comdisco, Inc.'s results of operations prior to July 31, 2002 are not comparable to the Company's results of operations after its emergence from bankruptcy due to the adoption of fresh-start reporting.

     The selected consolidated financial data of the Company for the years ended September 30, 2007, 2006, 2005, 2004 and 2003 has been derived from the Company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Report and in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.






                                                                    Years ended September 30,
                                               ----------------------------------------------------------------------
(in millions except per share data)                  2007           2006         2005           2004            2003
                                               ----------    -----------   ----------    -----------     -----------
Consolidated summary of earnings (losses)
Revenue
  Leasing .................................... $       --    $        --   $        1    $        17     $       135
  Sales ......................................         --             --            3             43              91
  Technology services ........................         --             --           --              1              15
  Gain on sale of equity & warrant securities.          6             20           17             10               2
  Sale of Properties .........................         --             --           --              5              20
  Agere lease participation payment ..........         --             --            2             25              --
  Foreign exchange gain ......................         --              3           --             --              22
  SIP recovery ...............................         --             --            6             --              --
  Other ......................................          5              5            8              7              18
                                               ----------    -----------   ----------    -----------     -----------
       Total revenue .........................         11             28           37            108             303


Costs and expenses
  Leasing ....................................         --             --           --              8             109
  Sales ......................................         --             --            3             34              80
  Technology services ........................         --             --           --              1               8
  Selling, general and administrative ........          7              9           16             31              77
  Contingent distribution rights .............          1              7           13             49              52
  Write-down of equity securities ............         --             --            1              2              25
  Bad debt recoveries.........................         (4)            (3)          (6)           (12)            (92)
  Interest ...................................         --             --           --              1              25
                                               ----------    -----------   ----------    -----------     -----------
       Total costs and expenses ..............          4             13           27            114             284

Earnings (loss) from continuing operations....          7             15           10             (6)             19
Income tax benefit ...........................         --             --           16             42               1
                                               ----------    -----------   ----------    -----------     -----------
Earnings from continuing operations...........          7             15           26             36              20
Earnings (loss) from discontinued operations,
 net of income tax ...........................         --             --            3            (13)             80
                                               ----------    -----------   ----------    -----------     -----------
  Net earnings to common stockholders......... $        7    $        15   $       29    $        23     $       100
                                               ==========    ===========   ==========    ===========     ===========
Per common share data:
Earnings from continuing
 operations-diluted .......................... $     1.83    $      3.57   $     6.33    $      8.61     $      4.80
Earnings (loss) from discontinued
 operations-diluted ..........................      (0.01)          0.05         0.73          (3.21)          19.11
                                               ----------    -----------   ----------    -----------     -----------
  Net earnings to common
   stockholders-diluted ...................... $     1.82    $      3.62   $     7.06    $      5.40     $     23.91
                                               ==========    ===========   ==========    ===========     ===========

Cash dividends paid on common stock (per
 share) ...................................... $     6.39     $     5.00   $    13.00    $     23.50     $    135.23
Average common shares (in thousands)-diluted..      4,029          4,031        4,067          4,197           4,199

Financial position:
Total assets (1) ............................. $       64     $      110   $      125    $       199     $       373
Stockholders' equity .........................         47             64           73            103             182
Other data:
Total rents of new leases .................... $       --     $       --   $       --    $        --     $         6
Future leasing contractual cash flows ........         --             --           --             12             148


(1)   Total cash at September 30, 2007 and 2006 was $53 million and $102 million, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2007. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled "Disclosure Regarding Forward-Looking Statements" and "Risk Factors Relating to the Company."

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

     AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY'S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.
--------------------------------------------------------------------------------

General

     The Company's operations slowed considerably during fiscal 2007 compared to prior years. The Company's periodic billing continued to decline and assets at September 30, 2007 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. The equity securities portfolio require liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts, if any, will be in excess of the carrying value of these assets because the leases were previously written-off.

     Equity Securities: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value . Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 7 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2007. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see discussion below), at September 30, 2007 for its common stock, preferred stock and warrants in private companies is approximately $9.1 million. The Company's estimate of fair value was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. As reported on Form 8-K filed by the Company on April 11, 2006, the management agreement was extended for an additional two years, to February 20, 2009. There is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A. Risk Factors, particularly the risk factor entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     Collections and recoveries: The Company has potential collections and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A. Risk Factors, particularly the risk entitled "Uncertainties in Collections and Recoveries."

     The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to seven as of December 1, 2007. To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.

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

     On June 30, 2007, Randolph I. Thornton appointed the following employees, Robert E. T. Lackey, Deborah L. Dompke, Susan Long, Mary Ann Bolster, Michael J. Salerno and Kathy J. Smith, as Authorized Representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and report directly to him. Approximately fifteen former employees continue to periodically assist the Company on a consulting basis.

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

          Disputed Claims relating to the Comdisco, Inc. Bankruptcy estate

     Since emerging from bankruptcy proceedings on August 12, 2002, the Company has focused on the resolution of Disputed Claims. Upon emergence, and pursuant to the Plan, the Company established a Disputed Claims Reserve for Disputed Claims estimated in the amount of $450 million. See Item 1. Business--"General Development of Business" for a discussion of Disputed Claims, the Disputed Claims Reserve and the resolution process. Since emergence, the number of Disputed Claims has decreased from approximately 619 Disputed Claims to approximately 51 Disputed Claims and the estimated Disputed Claims amount has decreased from $450 million to approximately $1 million at December 1, 2007. Please see Recent Developments for a discussion of the withdrawal of claims by 43 SIP Claimants. The reduction in the Disputed Claims Reserve from $37 million, as of December 1, 2006, to approximately $1 million is from the settlement of one Disputed Claim related to severance and compensation issues and the release of funds from the Disputed Claims Reserve approved by the Bankruptcy court. Funds were disbursed from the Disputed Claim Reserve on August 15, 2007. See Recent Developments for more information.

          Trust Assets and Litigation Trust

     In accordance with the Plan, the Company collected from 23 of the 26 SIP Participants who agreed to settle with the Company. Two of the three remaining SIP Participants were transferred to the litigation trust because they did not fulfill their obligation under the terms of the agreement. The Company is still pursuing the collection of one European participant who accepted the SIP Relief. The European participant's SIP obligation was assumed by his employer. The Company is in discussions with the employer regarding the method of payment.

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

     Contingent distribution rights (CDR) holders will earn an amount resulting from any distributions from the net proceeds of Trust Assets to Class C-4 holders. The litigation trust is solely responsible for distributing the net proceeds from Trust Assets, while the Company is solely responsible for making CDR payments.

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

     All funds generated from the Company's remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Dividends paid on Common Stock and payments to CDR holders were $25 million and $30 million, respectively, in the fiscal year ended September 30, 2007. Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

     The Company maintains sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims and recoveries and distributions by the litigation trust. The outcome and the timing of the resolution of the remaining Disputed Claims and recoveries and distributions by the litigation trust will impact both the timing and the amount of future dividends and CDR payments. See this Item 7 below for Critical Accounting Policies and Item 1A. Risk Factors for a discussion of the impact of Recoveries by Litigation Trust on the distributions.

     The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash, substantially or completely resolved the Disputed Claims in the bankruptcy estate of Comdisco, Inc. and made distributions of all available cash to holders of its Common Stock and CDRs in the manner and priorities set forth in the Plan. At that point, the Company will cease operations and no further distributions will be made.

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

     The Company believes the following to be among the most critical judgment areas in the application of its accounting policies:

     o    CDRs  and  CDR  Liability:  The  Plan  entitles  holders  of  Comdisco
          Holding's CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors pursuant to the bankruptcy estate of Comdisco, Inc.

          Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of Statement of Financial and Accounting Standards No. 5, Accounting For Contingencies ("SFAS No. 5"). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimatable as of the balance sheet date.

          The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc. While the amount does not reflect any potential recoveries and distributions by the litigation trustee to the general unsecured creditors (as such additional recoveries and distributions, if any, are neither probable nor reasonably estimable at this time), the Company is of the opinion that it retains sufficient cash to satisfy such liability.

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated future operating expenses. During the fiscal year ending September 30, 2007, the Company continued to forecast its operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

          In addition, the liability for CDRs is calculated assuming Disputed Claims are allowed at the amount estimated for the Disputed Claim. Any estimates exceeding the Approved Claims would be considered disallowed for purposes of the CDR liability. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors are shared with CDR holders. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

          Estimated Disputed Claims consisted of approximately $1 million as of December 1, 2007. The Disputed Claim Reserve consisted of approxi-mately $1 million in cash and approximately 1,600 shares of Common Stock. Approximately $35 million was disbursed from the Disputed Claims Reserve on August 15, 2007 as approved by the Bankruptcy court. Another Disputed Claim was allowed and disbursed on November 15, 2007 leaving approximately $1 million unresolved at the date of this filing. For purposes of the CDR liability, this approximately $1 million of estimated Disputed Claims has been considered allowed. If the $1 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $600,000.

     o    Equity  Investments  In  Private  Companies:   Equity  investments  in
          private companies consist primarily of small investments in approximately 90 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Equity Investment Portfolio, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circum-stances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies was approximately $2.7 million at September 30, 2007.

    o Income Taxes: The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. The Company formerly operated within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for taxes estimated to be payable in all jurisdictions. The accrued tax liabilities resulting from tax expense recorded in previous periods have been evaluated by management in accordance with FASB No. 5, "Accounting for Contingencies." Accordingly, the ultimate amount refunded or paid may be more or less than the accrued tax receivables or liabilities recorded within the financial statements due to a number of factors including the uncertainties surrounding the wind-down of operations in all the Company's tax jurisdictions.

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

     The Company reclassified in the 2006 statement of earnings approximately $.2 million, or $0.05 per share basic and diluted, of income tax expense from discontinued operations to continuing operations. The reclassification had no impact on net earnings or net earnings per common share, basic and diluted.


Recent Developments

     SIP Joinder Action

     On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas
Pontikes, et al., against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006 and the parties have fully briefed the motion. A hearing on the motion scheduled on November 30, 2007 was continued by the court until December 21, 2007. The matter has been referred to the former Comdisco, Inc.'s directors and officers insurance policy carriers. On November 8, 2007, the Company received a reservation of rights letter (dated October 16, 2007) from the carriers asserting that the carriers were reserving the right to deny coverage based on certain allegations in the complaint and due to the fact that a former officer of Comdisco was a named plaintiff. On December 4, 2007, the Company responded to the letter challenging the reservation of rights by the carriers. However, as of the date of this filing, the Company and the carriers have not resolved the dispute. The Company may owe a duty of indemnification to some of the defendant directors.

     Litigation Trust Termination Motion

     On March 16, 2006, a Motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. On January 30, 2007, the District Court judge affirmed the denial of the Motion. The SIP Claimants have appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties have briefed the appeal and oral arguments were held before the Appellate Court on November 26, 2007. A ruling is anticipated by March 31, 2008.

     Distribution of Funds from the Disputed Claims Reserve

     On June 25, 2007, the Company filed a motion with the Bankruptcy court to permit the distribution of approximately $35 million from the Disputed Claims Reserve. On July 18, 2007, the SIP Claimants objected to the motion. The parties briefed the matter and argued the motion on August 1, 2007. On that date, the Bankruptcy court entered an order granting the Company's motion. The distribution of the funds was made on August 15, 2007. Approximately $1 million remains in the Disputed Claims Reserve.

     CDR Payment

     On December 12, 2006, the Company paid a cash payment of $.045 per right on the CDRs and on September 17, 2007, the Company paid a cash payment of $.15 per right on the CDRs. These distributions were based on a 100% present value recovery to general unsecured creditors as defined in the Plan.

     Withdrawal of Certain SIP Claims

     On September 20, 2007, the attorneys representing 43 of the SIP Claimants (the "Certain SIP Claimants") filed a motion to withdraw their respective SIP Claims in the bankruptcy without prejudice. After negotiations among the parties, on November 8, 2007, the Bankruptcy court entered an order that allowed for the withdrawal of their SIP Claims without prejudice subject to specific conditions. Such conditions include a bar to refiling, amending or reinstating the SIP Claims, or any other claims related to the SIP and executing a covenant not to sue. The Company is awaiting the executed covenants not to sue which are anticipated to be received by year end.

     Litigation Trust Summary Judgments

     Litigation trust is awaiting rulings on motions it filed in two cases in the US District Court For the Northern District of Illinois Eastern Divison, against James Duncan and Lyssa Kaye Paul seeking summary judgments on their respective SIP note obligations.

Results of Operations

     Certain  reclassifications  have been made to the  prior  period  financial statements to conform to the presentation used in the September 30, 2007 consolidated financial statements.

Fiscal Year Ended September 30, 2007 Compared to the Fiscal Year Ended September 30, 2006 and Fiscal Year Ended September 30, 2005

     Revenue

                                    Years ended  September 30,       Percent      Percent
                                 ------------------------------      increase     increase
(in millions)                                                       (decrease)   (decrease)
                                   2007        2006       2005      2007/2006    2006/2005     Explanation of Change
                                 ------      ------     ------      ---------    ---------     -------------------------------
Leasing                          $    -      $    -     $    1           --         (100%)                (A)
....................................................................................................................................
Sales                                 -           -          3           --         (100%)                (A)
....................................................................................................................................
Agere lease participation payment     -           -          2           --         (100%)      Received in conjunction with
                                                                                                GE Portfolio sales - (B)
....................................................................................................................................

Gain on sale of equity and
 warrant securities                   6          20         17          (70%)         18%       Primary remaining revenue
                                                                                                generating asset. - (C)
....................................................................................................................................
Foreign exchange gain                 -           3          -         (100%)        N/A        Foreign entity liquidation
....................................................................................................................................
SIP recovery                          -           -          6           --         (100%)      SIP Relief recoveries - (D)
....................................................................................................................................
Interest income                       4           4          3           --           33%       Interest earned on cash balances
....................................................................................................................................
Other:
   Receipt of pre-bankruptcy
    receivable set-off by claimant
    against amounts due               -           -          3           --         (100%)      Settlement with SIP Lenders - (E)
   Other                              1           1          2           --          (50%)
Total other                      ------      ------     ------      --------     ---------
                                      1           1          5           --          (80%)
                                 ------      ------     ------      --------     ---------
....................................................................................................................................
Total revenue                    $   11      $   28     $   37          (61%)        (24%)
                                 ======      ======     ======      ========     =========

(A)  The Company has been winding down operations  since it emerged from bankruptcy in August 2002.  The Company's  charter does not allow any new investments.  Accordingly,  revenue generated from assets on lease, notes receivable and inventory have continued
     to decrease from the fiscal year ending September 30, 2005 through September 30, 2007.

(B)  Agere  lease  participation  interest  was  recognized  as revenue as cash was  received.  See Note 4 of Notes to  Consolidated
     Financial Statements for information.

(C)  The decreases in  revenue  generated from the  realized gains on equity  holdings from September 30, 2006 through September 30,
     2007 relate to a reduced portfolio and the timing of the liquidations of lock-up positions.

(D)  In February 1998,  pursuant to the SIP, certain senior managers of Comdisco,  Inc. took out full recourse,  personal loans (the
     "SIP Loans") to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith,  Comdisco,
     Inc.  executed a guaranty dated February 2, 1998 (the "Guaranty")  providing a guaranty of the loans in the event of default by the SIP  Participants  to the lenders under the SIP (the "SIP  Lenders").  On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco,  Inc.  bankruptcy in the amount of $133 million ("SIP Guaranty  Claim").  On December 22, 2004,
     Comdisco settled the Guaranty on the SIP Loans. As part of the settlement,  the individual notes signed by the SIP Participants were  assigned to either the Company or the  litigation  trust.  The notes  assigned to the Company  relate to  individual  SIP
     Participants who settled with the Company prior to the settlement with the SIP Lenders.  During the three months ended December
     31, 2004, Comdisco recorded approximately $5 million of SIP recovery revenue consisting of restricted cash formerly held by the
     Company and $1 million for receivables associated with the remaining note balances assigned to the Company. All remaining notes
     were assigned to the  litigation  trust and are  considered  "Trust Assets" as defined in the Plan.   Please  see Item 7 "Trust
     Assets and Litigation Trust" for more information.

(E)  In December 2004, in connection  with the settlement of the SIP Guaranty Claim,  the Company  received from the Disputed Claims
     Reserve  129,788  shares of Common  Stock  which were placed in treasury  stock.  The shares were in partial  payment of a pre-
     bankruptcy receivable of Comdisco, Inc. set-off by the claimant against amounts due the claimant under the SIP Guaranty.


     Costs and Expenses

                                                                      Percent      Percent
(in millions)                       Years ended  September 30,        increase     increase
                                 ------------------------------      (decrease)   (decrease)
                                   2007        2006        2005       2007/2006    2006/2005   Explanation of Change
                                 ------      ------      ------       ---------   ----------  ------------------------------------
Sales                            $    -      $    -      $    3            --         (100%)    Reduced assets on lease
                                                                                                          (A)
..............................................................................................................
Selling, general and administrative   7           9          16           (22%)        (43%)    SG&A costs have decreased with the
                                                                                                continued wind down of operations
..............................................................................................................
Contingent distribution rights        1           7          13           (86%)        (46%)    See "Critical Accounting Policies"
..............................................................................................................
Write down of privately held
securities                            -           -           1            --         (100%)    Remaining basis $3 million (B)
..............................................................................................................
Bad debt recoveries                  (4)         (3)         (6)           33%         (50%)    Collections & recoveries (C)
..............................................................................................................
                                 ------      ------      ------       ---------   ----------
Total costs and expenses         $    4      $   13      $   27           (70%)        (52%)
                                 ======      ======      ======       =========   ==========

(A)  The Company has been winding down operations  since it emerged from  bankruptcy in August 2002. The Company's  charter does not allow any new  investments.  Accordingly,  costs associated with assets on lease, and inventory have continued to decrease from the fiscal year ending September 30, 2005 to zero on September 30, 2007.

(B)  The decrease in costs associated with the write down of privately held securities from September 30, 2005 through September 30,
     2007 is due to the limited remaining cost basis. Please see Item 7 "Critical Accounting Policies" for more information.

(C)  The increase in  recoveries  (net of bad debt  provision) from  September 30, 2006 through September  30, 2007 is due to higher collections in the remaining portfolio of potential recoveries. The majority of these accounts were distressed during the market downturn in 2000 and 2001.  The remaining portfolio of potential recoveries is expected to decline in the future.

Selling, General and Administrative Expenses

     The following table summarizes selling, general and administrative expenses (in millions):

                                                Years ended
                                     --------------------------------
                                       2007          2006        2005
                                     ------        ------      ------
Compensation and benefits ......     $    2        $    2      $    5
Outside professional services ..          5             5           9
Other expenses .................          -             2           2
                                     ------        ------      ------
                                     $    7        $    9      $   16
                                     ======        ======      ======

         Income Taxes

     See  Note  6 of  Notes  to  Consolidated  Financial  Statements,  which  is incorporated in this section by reference, for details about the Company's income tax provision. Income Taxes are subject to the risk factor "The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions" discussed in Item 1A. Risk Factors.

     During the years ended September 30, 2007 and 2006, the Company recorded nominal US tax expense. During the year ended September 30, 2007, the Company recorded approximately $.5 million tax benefit for its Canadian operations. During the year ended September 30, 2005, the Company recorded a tax benefit of approximately $16 million, primarily as a result of significant progress in the settlement of certain income tax liabilities with certain global tax authorities, including authorities in Canada and Europe.

         Earnings from Continuing Operations

     Earnings from continuing operations were $7 million, or $1.83 per share-diluted, for the year ended September 30, 2007 compared to earnings from continuing operations of $15 million, or $3.57 per share-diluted, for the year ended September 30, 2006, and earnings from continuing operations of $26 million, or $6.33 per share-diluted, in the year ended September 30, 2005.

         Discontinued Operations

     Loss from discontinued operations were nominal, or $(0.01) per share-diluted, for the year ended September 30, 2007 compared to nominal earnings for the year ended September 30, 2006, or $0.05 per share-diluted and earnings from discontinued operations of $3 million, or $0.73 per share-diluted, for the year ended September 30, 2005.

         Net Earnings

     Net earnings were $7 million, or $1.82 per share-diluted, for the year ended September 30, 2007 compared to net earnings of $15 million, or $3.62 per share-diluted, for the year ended September 30, 2006 and $29 million, or $7.06 per share-diluted, for the fiscal year ended September 30, 2005.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company's financial condition or results of operations.

Table of Contractual Obligations

     The Company did not have any long term debt obligations, lease obligations, or any long-term liabilities reflected on the balance sheet as of September 30, 2007 or 2006. On October 24, 2007, the Company entered into a business center service agreement to lease furnished executive office space with various ending times and the amount is not considered material.

Liquidity and Capital Resources

     The Company's liquidity generally depends on cash on hand and cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of equity securities, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets. All funds generated from the collection of remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

     At  September  30,  2007,  the  Company  had  unrestricted  cash  and  cash equivalents of approximately $48 million, a decrease of approximately $49 million compared to September 30, 2006. Net cash used by operating activities for the year ended September 30, 2007 was $24 million. Net cash used in financing activities was $25 million for the year ended September 30, 2007.

     The Company's operating activities during the year ended September 30, 2007 were funded by cash on hand. During the year, approximately $6 million of proceeds were generated from the Windspeed managed warrant and equity portfolio, and approximately $9 million was received from interest income and bad debt recoveries. The Company's cash expenditures were primarily operating expenses of $7 million (principally professional services and compensation), $2 million tax payments related to the Company's Canadian and Dutch subsidiaries, dividends of $25 million, and payments of $30 million to CDR holders.

     The Company's current and future liquidity depends on cash on hand, interest income, recoveries, proceeds from the sale of Equity Securities and collection on remaining assets. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

     Net cash used by operating activities was $24 million in fiscal 2007 compared to net cash provided by operating activities of $14 million in fiscal 2006 and net cash used in operating activities of $4 million in fiscal 2005.

     Dividends

     The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company's Common Stock were as follows (in millions):

                                                  Aggregate
                                                    Payment
                                                  ---------
                May 2003 ..................       $     308
                June 2003 .................              60
                September 2003 ............             200
                December 2003 .............              50
                May 2004 ..................              49
                March 2005 ................              53
                January 2006...............              20
                December 2006..............              25
                                                  ---------
                                                  $     765
                                                  =========

         Contingent Distribution Rights

     For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

     The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company's assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2007, there were 2,131 holders of record of the Company's CDRs and there were 152,272,188 outstanding CDRs.

     Aggregate total distributions with respect to the CDRs were as follows (in millions except per share data):

                                                  Aggregate       Per
                                                    Payment       CDR
                                                  ---------   -------
                May 2003 ..................       $       3   $.01793
                June 2003 .................               2    .01621
                September 2003 ............              13    .08780
                December 2003 .............               8    .05140
                March 2004 ................               3    .01870
                May 2004 ..................              12    .07810
                December 2004 .............              15    .09820
                March 2005 ................              22    .14560
                January 2006 ..............               6    .03650
                March 2006 ................               4    .02470
                December 2006..............               7    .04500
                September 2007.............              23    .15000
                                                  ---------   -------
                Total CDR payments                $     118   $.77014
                                                  =========   =======


     The Company maintains sufficient cash reserves for operations and the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims and recoveries and distribution by the litigation trust. The outcome and the timing of the resolution of the remaining Disputed Claims and recoveries and distribution by the litigation trust will impact both the timing and the amount of future dividends and CDR payments.

     Gross cash distributions related to general unsecured claims totaled $4.093 billion through December 1, 2007. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date. As of December 1, 2007, there is approximately $1 million in cash and 1,600 shares in the Disputed Claims Reserve.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through December 1, 2007 of approximately $3.851 billion made to initially allowed claimholders equates to a present value of $3.649 billion on initially allowed claims of $3.628 billion. The associated percentage recovery has reached a present value recovery of 100% so future distributions will be shared between equity holders and CDR holders at the highest sharing percentage. Please refer to the Plan for more details on CDRs.

     See Item 7 "Critical Accounting Policies" for a further discussion of CDRs and the methodology for estimating the CDR liability and the potential impact of the resolution of Recoveries by Litigation Trust on liquidity. See Item 1A. Risk Factors--Impact of Recoveries by Litigation Trust on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights and Impact of Reconsideration and Potential Allowance of Newly Filed Claims or Late Filed Claims or Previously Disallowed Claims.

Recently Issued Professional Accounting Standards


     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for the Company for the fiscal year beginning October 1, 2007. Please see Note 6 - Income Taxes for additional information.


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

     At September 30, 2007, the Company held securities of four publicly-traded companies: Akamaii Technologies, Inc., comScore Inc., Veraz Networks, Inc. and ShoreTel, Inc. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term but not longer than one year. The Company's practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately six public companies and holds minor positions in approximately two other public companies. Subsequent to September 30, 2007, the Company liquidated part of its holdings in one public company: Veraz Networks, Inc.

     The Company has equity investments in approximately 90 private companies consisting of small investments. Common stock and preferred stock investments are carried at the lower of cost or estimated fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value.

         Foreign Exchange Risk

     The Company's business purpose is limited to the orderly sale or run-off of all of its remaining assets, including assets denominated in foreign currencies. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the US dollar value realized from the repatriation of assets denominated in foreign currencies.
                                         26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm .........................................28

Consolidated Statements of Earnings for the years
ended September 30, 2007, 2006 and 2005 .........................................................29

Consolidated Balance Sheets as of September 30, 2007 and  2006 ..................................30

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2007, 2006 and 2005 .........................................................31

Consolidated Statements of Cash Flows for the years ended
September 30, 2007, 2006, and 2005 ..............................................................32

Notes to Consolidated Financial Statements.......................................................34





            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comdisco Holding Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.



KPMG LLP




Chicago, Illinois
December 14, 2007

                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (in millions except per share data)

                                                                          Year ended September 30,
                                                                ------------------------------------
                                                                     2007         2006         2005
                                                                ---------     ---------    ---------
Revenue
Leasing ....................................................... $      --     $      --    $       1
Sales .........................................................        --            --            3
Agere lease participation payment .............................        --            --            2
Gain on sale of equity and warrant securities..................         6            20           17
Foreign exchange gain .........................................        --             3           --
SIP recovery ..................................................        --            --            6
Interest income ...............................................         4             4            3
Other .........................................................         1             1            5
                                                                ---------     ---------    ---------
        Total revenue .........................................        11            28           37
                                                                ---------     ---------    ---------
Costs and expenses
Sales .........................................................        --            --            3
Selling, general and administrative ...........................         7             9           16
Contingent distribution rights ................................         1             7           13
Write-down of privately held securities .......................        --            --            1
Bad debt recoveries............................................        (4)           (3)          (6)
                                                                ---------     ---------    ---------
        Total costs and expenses ..............................         4            13           27
                                                                ---------     ---------    ---------
Earnings from continuing operations before income
  taxes benefit ...............................................         7            15           10
Income tax benefit.............................................        --            --           16
                                                                ---------     ---------    ---------
Earnings from continuing operations ...........................         7            15           26
Earnings (loss) from discontinued operations, net of tax ......        --            --            3
                                                                ---------     ---------    ---------
Net earnings .................................................. $       7     $      15    $      29
                                                                =========     =========    =========
Basic earnings per common share:
  Earnings from continuing operations ......................... $    1.83     $    3.57    $    6.33
  Earnings (loss) from discontinued operations ................     (0.01)         0.05         0.73
                                                                ---------     ---------    ---------
  Net earnings ................................................ $    1.82     $    3.62    $    7.06
                                                                =========     =========    =========
Diluted earnings per common share:
  Earnings from continuing operations ......................... $    1.83     $    3.57    $    6.33
  Earnings (loss) from discontinued operations ................     (0.01)         0.05         0.73
                                                                ---------     ---------    ---------
  Net earnings ................................................ $    1.82     $    3.62    $    7.06
                                                                =========     =========    =========





See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS
            (in millions except number of shares and per share data)

                                                            September 30,     September 30,
                                                                     2007             2006
                                                            -------------     ------------
ASSETS
Cash and cash equivalents ...............................   $          48     $         97
Cash - legally restricted ...............................               5                5
Equity securities .......................................               8                7
Income tax receivable ...................................               3                1
                                                            -------------     ------------
                                                            $          64     $        110
                                                            =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts  payable .......................................   $           1     $          1
Income  taxes:
  Current ...............................................              --                1
Other liabilities:
  Accrued compensation ..................................               1                1
  Contingent distribution rights ........................              15               43
                                                            -------------     ------------
   Total other liabilities ..............................              16               44
                                                            -------------     ------------
                                                                       17               46
Stockholders' equity:
  Common stock $.01 par value. Authorized 10,000,000
   shares; issued 4,200,000 shares.  4,029,066 shares
   outstanding at September 30, 2007;
   4,029,369 shares outstanding at September 30, 2006 ...              --               --
  Additional paid-in capital ............................              44               50
  Accumulated other comprehensive income ................               5                4
  Retained earnings .....................................               2               14
  Common stock held in treasury, at cost; 170,934 shares at
    September 30, 2007 (170,631 at September 30, 2006)...              (4)              (4)
                                                            -------------     ------------
      Total stockholders' equity ........................              47               64
                                                            -------------     ------------
                                                            $          64     $        110
                                                            =============     ============


See accompanying notes to consolidated financial statements.

                          COMDISCO HOLDING COMPANY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (in millions)


                                                          Additional    Accumulated                Common stock
                                                 Common     paid-in     other compre-    Retained   placed in
                                                  stock     capital     hensive income   earnings   treasury      Total
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------

Balance at September 30, 2004                $        --  $      109   $            10  $     (16) $       --  $      103
Net earnings                                                                                   29                      29
Translation adjustment                                                               1                                  1
Change in unrealized gain                                                           (3)                                (3)
                                                                                                               ----------
   Total comprehensive income                                                                                          27
Common Stock placed in treasury                                                                            (4)         (4)
Liquidating dividends                                            (49)                          (4)                    (53)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------
Balance at September 30, 2005                         --          60                 8          9          (4)         73
Net earnings                                                                                   15                      15
Translation adjustment                                                              (3)                                (3)
Change in unrealized gain                                                           (1)                                (1)
                                                                                                               ----------
   Total comprehensive income                                                                                          11
Liquidating dividends                                            (10)                         (10)                    (20)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------
Balance at September 30, 2006                         --          50                 4         14          (4)         64
Net earnings                                                                                    7                       7
Translation adjustment                                                              --                                 --
Change in unrealized gain                                                            1                                  1
                                                                                                               ----------
   Total comprehensive income                                                                                           8
Liquidating dividends                                             (6)                         (19)                    (25)
-------------------------------------------  -----------  ----------   ---------------  ---------  ----------  ----------
Balance at September 30, 2007                $        --  $       44   $             5  $       2  $       (4) $       47
                                             ===========  ==========   ===============  =========  ==========  ==========



See accompanying notes to consolidated financial statements.


                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)


                                                                           Year ended September 30,
                                                                ----------------------------------------
                                                                     2007         2006             2005
                                                                ---------     ---------     ------------
Cash flows from operating activities:
   Operating lease and other leasing receipts ..........        $      --     $      --     $          1
   Sales  of equipment .................................               --            --                4
   Note receivable receipts ............................               --            --                2
   Equity and warrant proceeds .........................                6            20               19
   SIP Recovery ........................................               --            --                6
   Interest, recoveries and other revenue ..............                9             9                5
   Selling, general and administrative expenses ........               (7)           (9)             (15)
   Contingent distribution rights payments .............              (30)          (10)             (37)
   Income taxes ........................................               (2)            4                5
                                                                ---------     ---------     ------------
     Net cash (used) provided by continuing operations .              (24)           14              (10)
     Net cash provided by discontinued operations ......               --            --                6
                                                                ---------     ---------     ------------
     Net cash (used) provided by operating activities ..              (24)           14               (4)
                                                                ---------     ---------     ------------
Cash flows from financing activities:
   Common Stock purchased and placed in treasury........               --            --               (4)
   Dividends paid on Common Stock ......................              (25)          (20)             (53)
   Decrease in legally restricted cash .................               --            --                5
   Other ...............................................               --            --                2
                                                                ---------     ---------     ------------
     Net cash (used) in financing activities ...........              (25)          (20)             (50)
                                                                ---------     ---------     ------------

Net decrease in cash and cash equivalents ..............              (49)           (6)             (54)
Cash and cash equivalents at beginning of period .......               97           103              157
                                                                ---------     ---------     ------------
Cash and cash equivalents at end of period .............        $      48     $      97     $        103
                                                                =========     =========     ============


See accompanying notes to consolidated financial statements.

                         COMDISCO HOLDING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                  Year ended September 30,
                                                                       -------------------------------------
                                                                            2007          2006          2005
                                                                       ---------     ---------     ---------
Reconciliation of net earnings to net cash
provided by operating activities:
Net earnings ...................................................       $       7     $      15     $      29
Adjustments to reconcile net earnings
  to net cash provided by operating activities
    Cost of sales ..............................................              --            --             4
    Income taxes ...............................................              (2)            4           (11)
    Selling, general, and administrative expenses ..............              --            --            (5)
    Contingent Distribution Rights .............................             (29)           (3)          (24)
    Equity and warrant proceeds in excess of income ............              --            --             3
    Other, net .................................................              --            (2)           (3)
    Discontinued operations ....................................              --            --            (3)
                                                                       ---------     ---------     ---------
           Net cash (used) provided by operating activities ....        $    (24)    $      14     $     (10)
                                                                       =========      =========     =========

See accompanying notes to consolidated financial statements.



                         COMDISCO HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007, and 2006

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

     The Company reclassified in the 2006 statement of earnings approximately $.2 million, or $0.05 per share basic and diluted, of income tax expense from discontinued operations to continuing operations. The reclassification had no impact on net earnings or net earnings per common share, basic and diluted.

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

     Lease Accounting

     SFAS No. 13, "Accounting for Leases," requires that a lessor account for each lease by either the direct financing, sales-type or operating method. There were no leased assets for the fiscal year ended September 30, 2007 or 2006.

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

     Allowance for Credit Losses

     See Note 5 of Notes to Consolidated Financial Statements for a description of the policy for reserving for credit losses.

     Inventory of Equipment

     Inventory of equipment is stated at the lower of cost or market by categories of similar equipment. The Company sold the last pieces of inventoried equipment in fiscal 2006.

     Property, Plant and Equipment

     The Company no longer owns any property. The last such property, an 11,500 square foot day care facility adjacent to its former headquarters was sold in March 2007 for approximately $500,000.

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

Note 3 - Discontinued Operations

     Because of the sale of assets described in Note 4 of Notes to Consolidated Financial Statements, amounts in the consolidated financial statements and related notes for all periods shown have been restated to account for the US Leasing operations, International Leasing and German Leasing Subsidiary as discontinued operations. "International Leasing" refers to the Company's former French, Swiss, Austrian, Australian and New Zealand leasing operations. The Company sold the stock of its French, Swiss and Austrian subsidiaries and sold the assets of its Australian and New Zealand operations. Each of the aforementioned transactions resulted from an extensive offering and competitive bidding process run by the Company's independent investment banking firm.

     There were nominal revenues and net loss generated by discontinued operations during the fiscal year ended September 30, 2007 and there were nominal revenues and net earnings generated in the fiscal year ended 2006. All of the revenues and net earnings in the fiscal year ended September 30, 2005 were generated from the US Leasing operations.

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

     In April 2004, Bay4 paid Comdisco approximately $15 million in payment of principal on the Company's retained secured non-recourse interest in certain leases purchased by Bay4. The remaining principal balance, which was included in assets of discontinued operations, was approximately $4 million at September 30, 2004, including contractual lease payments of approximately $2.7 million due from a subsidiary of VarTec Telecom Inc. Vartec filed for Chapter 11 bankruptcy protection in November 2004. The Company received approximately $1 million on the remaining principal balance during fiscal year 2005. During fiscal year 2006, Vartec filed for Chapter 7 bankruptcy protection. The Company wrote-off the remaining balance of $300,000 as of September 30, 2006.

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

     In March 2007, the Company sold its only remaining  property,  which was an
11,500  square  foot  day-care   facility   adjacent  to  the  Company's  former
headquarters, for approximately $500,000.

Note 5 - Receivables

     The Company had nominal receivables outstanding as of September 30, 2007 and September 30, 2006.

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

     Changes in the allowance for credit losses (combined Notes and Accounts receivable) for the Company for the fiscal years ended September 30, 2006 and 2005 were as follows (in millions):

                                   2007     2006
                                 ------    -----
Balance at beginning of
  period                         $   --    $  --
Provision for credit losses          (5)      (3)
Net credit recoveries (losses)        5        3
                                 ------    -----
Balance at end of period         $   --    $  --
                                 ======    =====

Note 6 - Income Taxes

     The geographical sources of earnings from continuing operations before income taxes were as follows (in millions):

                                 Year ended September 30,
                                  2007     2006     2005
                                 -----    -----    -----
United States                    $   7    $  12    $   8
Outside United States                -        3        2
                                 -----    -----    -----
                                 $   7    $  15   $   10
                                 =====    =====    =====

     Income tax benefit included in the consolidated statements of earnings were as follows (in millions):


                                Year ended September 30,
                                   2007    2006    2005
                                  -----   -----   -----
Continuing operations             $  --   $  --   $  16
Discontinued operations              --      --      --
                                  -----   -----   -----
                                  $  --   $  --   $  16
                                  =====   =====   =====

     The components of the income tax benefit credited to continuing operations were as follows (in millions):



                               Year ended September 30,
                                   2007    2006    2005
                                  -----   -----   -----
Current:
 United States                    $  --   $  --   $  --
 Outside United States               --      --      16
                                  -----   -----   -----
                                     --      --      16
Deferred:
 United States                       --      --      --
 Outside United States               --      --      --
                                  -----   -----   -----
                                     --      --      --
                                  -----   -----   -----
                                  $  --   $  --   $  16
                                  =====   =====   =====

     The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

                                               Year ended September 30,
                                               2007      2006      2005
                                             ------    ------    ------
U.S. Federal income
  tax rate (tax benefit)                      34.0%     34.0%      35.0%
Increase (reduction)
  resulting from:
   State income taxes, net
     of U.S. federal tax benefit                --        --         --
   Foreign income tax rate
     differential                             (2.4)     (5.6)      (4.4)
   Non-deductible CDR expenses                 4.0      15.6       52.3
   Non-deductible SIP recovery                  --      (0.6)     (21.3)
   Exchange gain on previously taxed income     --      25.6         --
   Change in valuation allowance             (42.9)    (68.5)    ( 55.6)
   Change in tax contingency reserve
    due to completion of tax audits and
    expiration of statutes of
    limitation                                  --        --     (168.3)
   Other, net                                  0.6       0.2       (4.2)
                                             ------    ------    ------
                                              (6.7)%     0.7%    (166.5)%
                                             ======    ======    ======

         Deferred tax assets and liabilities at September 30, 2007 and 2006 were as follows (in millions):
                                                             2007     2006
                                                            -----    -----
Deferred tax assets (liabilities):
 Foreign loss carryforwards ..........................      $  18    $  18
 U.S. NOL C/F - 382 Limit ............................        143      143
 U.S. NOL Carryforward ...............................        140      141
 AMT credit carryforwards ............................         74       74
 Capital Loss Carryforward............................         --       --
 Deferred income .....................................         --       --
 Deferred expenses ...................................         (1)      (1)
 Other, net ..........................................          3        6
 Lease accounting ....................................         (1)      (2)
 Foreign unremitted earnings .........................         --       --
                                                            -----    -----
Gross deferred tax assets (liabilities)                       376      379
 Less: valuation allowance ...........................       (376)    (379)
                                                            -----    -----
Net deferred tax liabilities .........................      $  --    $  --
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

     The Company's emergence from bankruptcy on July 31, 2002 for financial statement purposes, constituted an ownership change under section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation. However, the Company has provided a valuation allowance for the entire value of the fair value of the deferred tax assets due to uncertainties regarding future earnings.

     For financial reporting purposes, the Company has approximately $52 million of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $18 million to offset this deferred tax asset. At September 30, 2007, the Company has available for U.S. federal income tax purposes the following carryforwards (in millions):

                                                              Year          Net
                                                         scheduled    operating
                                                         to expire         loss
                                                         ---------    ---------
                                                              2010           10
                                                              2019           17
                                                              2021          394
                                                                      ---------
                                                         382 Limit    $     421
                                                                      =========
                                                              2022    $      41
                                                              2023          257
                                                              2024           37
                                                              2025           34
                                                                      ---------
                                                                      $     369
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

     The Company undergoes audits by foreign, state and local tax jurisdictions. As of September 30, 2007, no material assessments have been made by these tax authorities.

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for the Company for the fiscal year beginning October 1, 2007. The Company is still evaluating the impact that the adoption of FIN 48 will have on its financial statements.

Note 7 - Equity Securities

     On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the "Agreements") with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.'s warrant and equity investment portfolio. The Agreement includes substantially all of the Company's warrant and equity investment portfolio. Windspeed is entitled to certain fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. The Company has received approximately $53.6 million in proceeds (prior to management fees and sharing with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received a combined $8.6 million in management fees and sharing through September 30, 2007. Management fees are expensed when incurred, and realized gains on the sale of Equity Securities are reduced by sharing amounts under the management agreement. Copies of the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC (the former Comdisco Ventures, Inc.), dated as of February 20, 2004 by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC and the Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquisition Fund, L.P. were filed with the SEC on a Form 8-K pursuant to Item 5 on February 23, 2004. As reported on Form 8-K filed by the company on April 11, 2006, the management agreement was extended for an additional two years, to February 20, 2009. As a result of the Agreements, the ongoing management of the Company's equity investments in private companies is being provided by Windspeed.

     Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in millions):
                                          Gross         Gross
                                     unrealized    unrealized      Market
                              Cost        gains        losses       value
                              ----   ----------    ----------      ------
September 30, 2007            $  -   $      5.5    $        -      $  5.5
September 30, 2006            $  -   $      4.2    $        -      $  4.2

     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income. At September 30, 2007, the Company held securities in four publicly-traded companies: Akamaii Technologies, Inc., comScore Inc., Veraz Networks, Inc. and ShoreTel, Inc. Each of these holdings are subject to lock-up periods, which restrict the Company's ability to sell in the near term but not greater than one year. The Company's practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in approximately six public companies and holds minor positions in approximately two other public companies. Subsequent to September 30, 2007, the Company liquidated part of its holding in one public company: Veraz Networks, Inc.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of earnings. During the fiscal year ended September 30, 2007, the Company received $6 million in proceeds and realized a gain of $6 million on the sale of marketable equity securities.

     Equity investments in private companies:

     The Company's policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Securities when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies is $2.7 million at September 30, 2007 and $2.7 million at September 30, 2006. Write-downs of equity securities was approximately zero and $.2 million during fiscal years 2007 and 2006, respectively.

Note 8 - Common Stock and Other Comprehensive Income

     When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of September 30, 2007, the Company had 4,029,066 shares of common stock outstanding and 170,934 shares of common stock held in treasury.

     Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

     The Company's Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

                               Year ended September 30,
                                2007     2006     2005
                               -----    -----    -----
Average common shares issued   4,200    4,200    4,200
Average common shares held
  in treasury                   (171)    (169)    (133)
                               -----    -----    -----
                               4,029    4,031    4,067
                               =====    =====    =====


     There are no adjustments to net earnings to common stockholders for basic and diluted earnings per share calculations for any of the periods presented above.

     Components of other comprehensive earnings consists of the following (in millions):

                                                              Year ended September 30,
                                                              2007     2006      2005
                                                             -----    -----     -----
Foreign currency translation adjustments                     $  --    $  (3)     $  1
Unrealized gains (losses) on securities:
  Unrealized holding gains arising
   during the period                                             6        7         5
  Reclassification adjustment for gains
   included in earnings before
   income taxes benefit                                         (5)      (8)       (8)
                                                             -----    -----     -----
Net unrealized gains (losses) before
   income taxes                                                  1       (1)       (3)
Income taxes                                                    --       --        --
                                                             -----    -----     -----
Net unrealized gains (losses)                                    1       (1)       (3)
                                                             -----    -----     -----
Other comprehensive gain (loss)                                  1       (4)       (2)
Net earnings                                                     7       15        29
                                                             -----    -----     -----
Total comprehensive income                                   $   8    $  11     $  27
                                                             =====    =====     =====

     Accumulated   other   comprehensive   loss  presented   below  and  in  the
accompanying   consolidated   balance  sheets  consists  of  the  following  (in
millions):

SUCCESSOR                                              Unrealized
                                           Foreign        gain on    Accumulated
                                          currency      available-         other
                                       translation       for-sale  comprehensive
                                        adjustment     securities  income (loss)
                                       -----------    -----------    -----------
Balance at September 30, 2005          $         3    $         5    $         8
Pretax amount                                   (3)            (1)            (4)
Income taxes                                    --             --             --
                                       -----------    -----------    -----------
Balance at September 30, 2006                   --              4              4
Pretax amount                                   --              1              1
Income taxes                                    --             --             --
                                       -----------    -----------    -----------
Balance at September 30, 2007          $        --    $         5    $         5
                                       ===========    ===========    ===========

Note 9 - Employee Benefit Plans

     The Company's Retirement Plan covered substantially all domestic employees. Effective March 31, 2004, the Comdisco Board of Directors approved the termination of the Comdisco Retirement Plan. Other than a final forfeiture contribution made in July, 2004, no further employee or employer contributions have been made to the Retirement Plan. A request with the IRS was filed to ensure that the Retirement Plan remains "qualified" for distribution upon its termination. On July 8, 2005, the IRS determined that the termination of the Retirement Plan does not adversely affect its qualification for federal tax purposes. All participant accounts were distributed from the Comdisco Retirement Plan as of December 31, 2005. On August 10, 2005, the Retirement Plan Administrator on behalf of the Retirement Plan filed a claim in the Securities Litigation. On June 7, 2006, the Retirement Plan received funds from the settlement in the amount of $199,258. From November 2006 to March 2007, Mercer Trust Company, as the administrator of the Comdisco Retirement Plan, at the direction of the Company, notified and distributed the Settlement Funds (net of fees and expenses) to the eligible Retirement Plan participants. On March 20, 2007, pursuant to the direction of the Comdisco Retirement Plan Administrative Committee, any remaining plan participant account balances were automatically rolled over to a Putnam IRA. All funds in the Comdisco Retirement Plan have been distributed and the Comdisco Retirement Plan has been terminated by the Company.

Note 10 - Fair Value of Financial Instruments

         The estimated fair value of the Company's financial instruments are as follows as of September 30 (in millions):

                                                 2007                  2006
                                         -----------------    -----------------
                                         Carrying     Fair    Carrying     Fair
                                           amount    value      amount    value
                                         --------    -----    --------    -----
Assets:
Unrestricted cash and cash equivalents   $   48.0   $  48.0    $  97.0   $  97.0
Marketable equity securities ..........       5.5       5.5        4.2       4.2
Equity investments in private companies       2.7       9.1        2.7      20.5

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

     Equity investments in private companies consist primarily of small investments in approximately ninety private companies. Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value. The fair value of the Company's equity investments in private companies, including warrants, was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, since as of September 30, 2007, 90 percent of the estimated fair market value of the entire portfolio is concentrated in 10 individual companies and approximately 52 percent of the estimated amount is in three individual companies. The decrease of $11 million from September 30, 2006 in the fair value of the private equity portfolio was a result in part due to the realization of value from certain companies in the portfolio in the amount of approximately $5 million. Furthermore, as a result of the ongoing valuation performed on the Company's private equity portfolio in conjunction with Windspeed, a determination was made to additionally adjust the private equity portfolio valuation downward approximately $6 million due to changes in the business results of one or more of the companies in the portfolio.

Note 11 - Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the fiscal years ended September 30, 2007 and 2006, are as follows (in millions except per share data):

                                                                     Quarter ended
                                            ---------------------------------------------------------------------
                                              December 31,        March 31,          June 30,      September 30,
                                            ---------------   ---------------   ---------------   ---------------
                                              2007     2006     2007     2006     2007     2006     2007     2006
                                            ------   ------   ------   ------   ------   ------   ------   ------
Total revenue                               $    6   $    7   $    2   $    8   $    2   $    6   $    1   $    7
Earnings from continuing
operations                                       5        1        1        5        -        3        1        6
Earnings (loss) from discontinued
operations                                      --       --       --       --        -        -        1        -
                                            ------   ------   ------   ------   ------   ------    ------  ------
Net earnings to common
  stockholders                              $    5   $    1   $    1   $    5   $    -   $    3   $    2   $    6
                                            ======   ======   ======   ======   ======   ======   ======   ======
Earnings (loss) from continuing
operations-diluted                          $ 1.32   $ 0.22   $ 0.17   $ 1.21   $(0.09)  $ 0.73   $ 0.43   $ 1.41(A)
Earnings (loss) from discontinued
operations                                   (0.01)      --    (0.01)   (0.02)   (0.00)    0.04     0.01     0.03(A)
                                            ------   ------   ------   ------   ------   ------   ------   ------
Net earnings (loss) per common
share-diluted                               $ 1.31   $ 0.22   $ 0.16   $ 1.19   $(0.09)  $ 0.77   $ 0.44   $ 1.44
                                            ======   ======   ======   ======   ======   ======   ======   ======

(A)   As described in Note 2, the Company reclassified in the fourth quarter 2006 statement of earnings approximately
      $.2 million, or $0.05 per share basic and  diluted, of income tax expense from discontinued operations to continuing operations. The reclassification had no impact on net earnings or net earnings per common share, basic and diluted.
      Accordingly, the impact on earnings per share, basic and diluted was a decrease in earnings per share from continuing operations of $0.05 and an increase in earnings per share from discontinued operations by $0.05.


Note 12 - Other Financial Information

     Legally restricted cash represents cash and cash equivalents that are related to the Company's employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company. Legally restricted cash is comprised of the following at September 30, 2007 and September 30, 2006 (in millions):


                                                                2007     2006
                                                               -----    -----
Incentive compensation and escrows                             $   1    $   1
Other                                                              4        4
                                                               -----    -----
                                                               $   5    $   5
                                                               =====    =====


     Other liabilities at September 30 were as follows (in millions):

                                                                2007     2006
                                                               -----    -----
Accrued compensation                                           $   1    $   1
CDRs                                                              15       43
                                                               -----    -----
   Total other                                                 $  16    $  44
                                                               =====    =====

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     From October 2006 to September 2007, the Company made payments to holders of CDRs totaling approximately $29.7 million. CDR expense was approximately $.8 million for fiscal 2007. Accordingly, the liability for CDRs has decreased from $43.4 million to $14.5 million from September 30, 2006 to September 30, 2007, respectively.

     In the quarter ended September 30, 2007, the Company recorded additional expense and increased the CDR liability by approximately $0.5 million to reflect an adjustment to actual payments made to CDR holders in 2006. Management determined the impact to 2007 and 2006 financial statements was immaterial.

     Management has adopted a methodology for estimating the amount due to CDR holders following the provisions of Statement of Financial and Accounting Standards No. 5, Accounting For Contingencies ("SFAS No. 5"). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimatable as of the balance sheet date.

     The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or run-off of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc. While the amount does not reflect any potential recoveries and distributions by the litigation trustee to the general unsecured creditors (as such additional recoveries and distributions, if any, are neither probable nor reasonably estimable at this time), the Company is of the opinion that it retains sufficient cash to satisfy such liability.

     The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated future operating expenses. During the fiscal year ending September 30, 2007, the Company continues to forecast its operating expenses to allow for projected costs related to the ongoing SIP claim litigation and the projected duration of the ongoing liquidations of the Company's remaining assets.

     In addition, the liability for CDRs is calculated assuming Disputed Claims are allowed at the amount estimated for the Disputed Claim. Any estimates exceeding the Approved Claims would be considered disallowed for purposes of the CDR liability. The amounts due to CDR holders will be greater to the extent that Disputed Claims are disallowed. The disallowance of a Disputed Claim results in a distribution from the Disputed Claims Reserve to previously allowed creditors that is entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors are shared with CDR holders. In contrast, the allowance of a Disputed Claim results in a distribution to a newly allowed creditor that is only partially in excess of the minimum percentage recovery threshold.

     Estimated Disputed Claims consisted of approximately $1 million as of December 1, 2007. The Disputed Claim Reserve consisted of approximately $1 million in cash and approximately 1,600 shares of Common Stock. The approximately $1 million in estimated Disputed Claims has been considered allowed for purposes of the CDR liability. If the approximately $1 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $600,000.


Note 13 - Operations by Geographic Areas

     The following table presents total revenue by geographic location based on the location of the Company's offices (in millions):


                              Year ended September 30,
                                     2007     2006
                                    -----    -----
North America                       $  11    $  28
Europe                                 --       --
                                    -----    -----
                                    $  11    $  28
                                    =====    =====

     The following table presents total assets and cash by geographic location based on the location of the Company's offices as of September 30 (in millions):

                                                2007              2006
                                           -------------     ------------
                                           Total             Total
                                           Assets   Cash     Assets  Cash
                                           ------   ----     ------  ----
North America                              $   64   $ 53     $ 110   $102
Europe                                         --     --        --     --
                                           ------   ----     ------  ----
Total                                      $   64   $ 53     $ 110   $102
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

(2)      Management Report on Internal Control Over Financial Reporting

     As of March 31, 2006, the Company determined that it no longer remained an "accelerated filer" and that it is considered a "nonaccelerated filer" in accordance with Rule 12b-25(3)(iii) of the Exchange Act. Accordingly, the Company will not be required to include a report by management assessing the effectiveness of its internal controls over financial reporting until it files its Annual Report on Form 10-K for the fiscal year ending on or after December 15, 2007 and the deadline for an auditor's attestation report on Form 10-K for the fiscal year ending on or after December 15, 2008.



(3)      Change in Internal Controls

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III

     ITEM 10.  DIRECTORS,  EXECUTIVE  OFFICERS AND  CORPORATE  GOVERNANCE

Directors and Executive Officers

     As discussed in Part I above, all the individuals serving on the Board of Directors resigned their position as directors on August 12, 2004 except for Randolph I. Thornton who has continued on as sole director. Also, on the same date, all the officers of the Company resigned their respective officer positions. Before resigning their positions as directors, the Board of Directors appointed Randolph I. Thornton as Chief Executive Officer, President and Secretary of the Company. Mr. Thornton's appointment as the Company's Initial Disbursing Agent also became effective at this time. As Initial Disbursing Agent, Mr. Thornton has assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized Debtors' Plan and Chapter 11 cases. The Company's Board of Directors took this action as the next step in the wind down of operations pursuant to the Plan. Because the Company's equity securities are not listed on any stock exchange or traded on Nasdaq, the Company is not required to comply with the corporate governance requirements mandated by stock exchanges and Nasdaq.

Sole Officer and Director

         Randolph I. Thornton  (Age 62 - Director since August 2002)

     Effective August 12, 2004, Mr. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Prior to his retirement in January 2004, he was a Managing Director and Senior Credit Officer of Citigroup, Inc. where he managed hundreds of corporate reorganization matters in a thirty-three year career. He is currently a member of the board of directors of Churchill Financial Holdings LLC. He also serves as non-executive Chairman for National Energy & Gas Transmission, Inc. and Core-Mark International, Inc., as well as a member of the Advisory Board of XRoads Solutions Group, LLC.

Audit Committee Financial Expert

     Until August 12, 2004, the Audit Committee of the Board of Directors was comprised entirely of independent outside directors. Since August 12, 2004, Mr. Thornton has been performing the functions of the Audit Committee. Mr. Thornton qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, but is not considered independent as that term is defined in Item 407 of Regulation S-K. The Company is not required to have a three-person audit committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2007.

Code of Ethics

     On December 3, 2007, the Company updated and made effective its revised Code of Conduct Applicable to The Chief Executive Officer and Authorized Representatives. The Company updated and made effective its revised Code of Conduct for its employees dated January 2007. Copies are available on the Company's website. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website at www.comdisco.com and in future filings. To date, the Company has granted no such waivers.

ITEM 11. EXECUTIVE COMPENSATION

     Effective August 12, 2004, Randolph I. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Mr. Thornton is the sole executive officer and is referred to in this section as the "named executive officer."

Compensation Discussion and Analysis

     All payments to Mr. Thornton are made pursuant to the Disbursing Agent Agreement. The Board of Directors determined that the most efficient way to wind down the business was to adopt the compensation program set forth in the Disbursing Agent Agreement which specifies an hourly rate for the services provided by the Disbursing Agent. This approach is consistent with the Company's overall objective of efficiently selling, collecting and otherwise reducing to money the remaining assets of the Company and its subsidiaries. The Board of Directors set the hourly wage paid to the Disbursing Agent at $400 per hour in 2004. The rate does not vary and does not depend on corporate performance.


 Summary Compensation Table
 -------------------------------------------------------------------------
                                                 All
                                                Other
   Name and Principal              Salary    Compensation         Total
      Position          Year         ($)          ($)               ($)
---------------------   ----      -------    ------------        ---------
Randolph I. Thornton    2007           --         111,100  (1)     111,100
Chief Executive         2006           --         105,100  (2)     105,100
Officer, President      2005           --         138,700  (3)     138,700
and Secretary
--------------------------------------------------------------------------


(1) Amount reflects total payments earned by Mr. Thornton for 2007 pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

(2) Amount reflects total payments earned by Mr. Thornton for 2006 pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

(3) Amount reflects total payments earned by Mr. Thornton for 2005 pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

     The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal 2007. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

     The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal 2007. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

     The Disbursing Agent's compensation for the fiscal year ended September 30, 2007 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in 2007.

Compensation Committee Interlocks and Insider Participation

     Mr. Thornton is the sole member of the Compensation Committee. Mr. Thornton is also the Chief Executive Officer, President and Secretary of the Company. Mr. Thornton is not considered independent as that term is defined in Item 407 of Regulation S-K.

Compensation Committee Report

     The Compensation Committee has reviewed the Compensation Discussion and Analysis set forth above and has recommended that such section be included in this Form 10-K.

                        SUBMITTED BY RANDOLPH I. THORNTON

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
               RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

     The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2007 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

      Stockholders Owning at Least 5 percent of the Company's Common Stock

                                                   Shares            Percent of
           Name and Address                   Beneficially Owned        Class
   -----------------------------------        ------------------        -----
    Berkshire Hathaway, Inc. (1)
       1440 Kiewit Plaza
       Omaha, Nebraska 68131                      1,537,866             38.17%

    Davidson Kempner Partners (2)
         885 Third Avenue
         New York, New York 10022                   946,753             23.50%

    Horizon Asset Management, Inc. (3)
        470 Park Avenue South
        4th Floor South,
        New York, NY, 10016                         256,807              6.12%

    Kinetics Asset Management, Inc. (4)
        470 Park Avenue South
        4th Floor South,
        New York, NY, 10016                         229,111              5.50%

     (1) The information with respect to 1,537,866 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on a Report on
          Schedule 13F-HR dated September 30, 2007 and filed with the SEC on November 14, 2007.

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



Common Stock Owned by Directors and Executive Officers

     Mr. Thornton (who is the Company's sole officer and director) does not beneficially own any shares of the Company's common stock in the Company as of December 1, 2007. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

Equity Compensation Plan Information

     The Company has not reserved any equity securities for compensation to its employees or its sole officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
               INDEPENDENCE

     During the Company's prior fiscal year, the Company has not participated in any transaction in which any related person had or will have a direct or indirect material interest. No such transaction is currently proposed. Section
3.4 of the Disbursing Agent Agreement prohibits the Disbursing Agent from directly or indirectly selling or otherwise transferring any of the assets of the Company to a related person.

     Randolph I. Thornton, sole director of the Company, is not considered independent as that term is defined in Item 407 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Audit Committee of the Board of Directors

     The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met five times in fiscal 2007. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the entire fiscal 2007. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or trade on Nasdaq.

     One of Mr. Thornton's primary responsibilities is to provide oversight of the integrity of the Company's financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors' objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

     Based on the review and discussions described in this report, Mr. Thornton determined that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for filing with the SEC.

     Mr. Thornton, as sole director and Disbursing Agent, appointed KPMG LLP as independent auditors for the Company for the fiscal year 2008.

         Principal Accountant Audit Fees and Services Fees

     The following table describes fees for professional audit services rendered by KPMG, the Company's principal accountant, for the audit of our annual financial statements for the years ended September 30, 2007 and September 30, 2006 and fees billed for other services rendered by KPMG during those periods.

Type of Fee                                        2007                 2006
----------------------                       ----------           ----------
Audit Fees (1)                               $  230,000           $  290,000
Audit Related Fees                                   --                   --
Tax Fees (2)                                     27,800              107,200
All Other Fees                                       --                   --
----------------------                       ----------           ----------
Total                                        $  257,800           $  397,200
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

3.1 Certificate of Incorporation of Registrant, dated August 8, 2002 and amended as of August 12, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K dated September 30, 2004, as filed with the Commission on December 14, 2004, File No. 0-49968).

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

10.6 Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P (Incorporated by reference to Exhibit 99.2 filed with the Company's Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

10.7*          Disbursing Agent Agreement. (Incorporated by reference to Exhibit
               10.9 filed with the Company's Annual Report on Form 10-K dated December 14, 2004 as filed with the commission on December 14, 2004, File No. 0-49968.)

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

                                            COMDISCO HOLDING COMPANY, INC.




Dated: December 14, 2007                    By:  /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2007.


SIGNATURE                                   DATE



/s/ Randolph I. Thornton                       December 14, 2007
---------------------------------
Name:  Randolph I. Thornton
Title: Chief Executive Officer and
       President
       (Principal Financial and
        Accounting Officer)
       Sole Director