Form 10-Q
period 2007-12-31
COMDISCO HOLDING CO INC
filed 2008-02-14
CIK 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2007

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,029,066 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on January 31, 2008.

                              COMDISCO HOLDING COMPANY, INC.
                                         INDEX


                                                                           Page
                                                                           ----
PART I.      FINANCIAL INFORMATION..........................................  3

  Item 1.   Financial Statements

   Consolidated Statements of Earnings -- Three months ended
   December 31, 2007 and 2006 (Unaudited) ..................................  4

   Consolidated Balance Sheets -- December 31, 2007 (Unaudited) and
   September 30, 2007 (Audited) ............................................  5

   Consolidated Statements of Cash Flows -- Three months ended
   December 31, 2007 and 2006 (Unaudited)...................................  6

   Notes to Consolidated Financial Statements (Unaudited)...................  8

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...... 21

  Item 4.   Controls and Procedures......................................... 21

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings............................................... 22

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

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands except per share data)

                                                           Three months ended
                                                               December 31,
                                                          --------   --------
                                                            2007(A)   2006(A)
                                                          --------   --------
Revenue
Gain on sale of equity and warrant securities........   $   5,654    $ 4,414
Interest income......................................         853      1,218
Miscellaneous income.................................          44         11
Foreign exchange gain (loss).........................          23        (29)
                                                          --------   --------
        Total revenue................................       6,574      5,614
                                                          --------   --------
Costs and expenses
Selling, general and administrative..................       1,480      1,934
Contingent distribution rights.......................       1,442     (1,535)
Bad debt recoveries..................................        (185)      (436)
                                                          --------   --------
     Total costs and expenses........................       2,737        (37)
                                                          --------   --------

Earnings before income taxes.........................       3,837      5,651
Income taxes.........................................       1,989         28
                                                          --------   --------
Net earnings ........................................   $   1,848    $ 5,623
                                                          ========   ========


Basic and diluted earnings per common share..........   $    0.46    $  1.40
                                                          ========   ========


See accompanying notes to consolidated financial statements.



Note (A):  Beginning with the December 31, 2007 Form 10-Q, the Company is reporting its consolidated financial statements in thousands.


Comdisco Holding Company, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

                                                  (Unaudited)       (Audited)
                                                  December 31,    September 30,
                                                    2007 (A)          2007 (A)
                                                    --------         --------
ASSETS
Cash and cash equivalents .......................   $ 51,798         $ 48,169
Cash - legally restricted .......................      4,962            5,002
Equity securities ...............................      5,472            8,216
Income tax receivable (B) .......................     16,068            2,859
Receivables from securities sold ................      2,134               --
Other receivables ...............................         45               47
Other assets ....................................         21               29
                                                    --------         --------
                                                    $ 80,500         $ 64,322
                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................   $    984         $  1,021
Income taxes (B) ................................     12,792               --
Other liabilities:
  Accrued compensation ..........................      1,302            1,283
  Contingent distribution rights ................     15,908           14,466
                                                    --------         --------
   Total other liabilities ......................     17,210           15,749
                                                    --------         --------
                                                      30,986           16,770
Stockholders' equity:
  Common stock $.01 par value. Authorized
   10,000,000 shares; issued 4,200,000 shares;
   4,029,066 shares outstanding at
   December 31, 2007 and September 30, 2007 .....         72               72
  Additional paid-in capital ....................     43,775           43,775
  Accumulated other comprehensive income ........      2,726            5,470
  Retained earnings (B) .........................      7,262            2,556
  Common stock held in treasury, at cost; 170,934
   shares at December 31, 2007 and
   September 30, 2007 ...........................     (4,321)          (4,321)
                                                    --------         --------
      Total stockholders' equity ................     49,514           47,552
                                                    --------         --------
                                                    $ 80,500         $ 64,322
                                                    ========         ========

See accompanying notes to consolidated financial statements.



Note (A):  Beginning with the December 31, 2007 Form 10-Q, the Company is reporting its consolidated financial statements in thousands.

Note (B):  The Balance Sheet reflects the adoption of FIN 48 as discussed in
           Note 5 - Income Taxes.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)


                                                             Three months ended
                                                                December 31,
                                                             --------   --------
                                                             2007(A)    2006(A)
                                                             --------  --------
Cash flows from operating activities:
   Equity and warrant proceeds ...........................  $  3,799   $  4,395
   Interest, recoveries and other revenue ................     1,128      1,671
   Selling, general and administrative expenses ..........    (1,953)    (1,504)
   Contingent distribution rights payments ...............        --     (6,852)
   Income taxes ..........................................       655     (1,359)
                                                             -------    -------
     Net cash provided (used) by operating activities ....     3,629     (3,649)
                                                             -------    -------
Cash flows from financing activities:
   Dividends paid on Common Stock ........................        --    (25,748)
   (Increase) in legally restricted cash .................        --        (10)
                                                             -------    -------
     Net cash (used) in financing activities .............        --    (25,758)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents .....     3,629    (29,407)
Cash and cash equivalents at beginning of period .........    48,169     97,557
                                                             -------    -------
Cash and cash equivalents at end of period ...............  $ 51,798   $ 68,150
                                                             =======    =======


See accompanying notes to consolidated financial statements.



Note (A):  Beginning with the December 31, 2007 Form 10-Q, the Company is reporting its consolidated financial statements in thousands.

Comdisco Holding Company, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in thousands)
                                                          Three months ended
                                                             December 31,
                                                          -------   -------
                                                          2007(A)    2006(A)
                                                          -------   -------
Reconciliation of net earnings to net cash provided (used) by operating activities:

Net earnings .........................................   $ 1,848    $ 5,623

Adjustments to reconcile net earnings to net
 cash provided (used) by operating activities
    Income taxes .....................................     2,448     (1,331)
    Contingent distribution rights ...................     1,442     (8,387)
    Receivables from securities sold..................    (1,855)        --
    Selling, general and administrative...............      (219)       318
    Other, net........................................       (35)       128
                                                          -------    -------
      Net cash provided (used) by operating activities   $ 3,629    $(3,649)
                                                          =======    =======

See accompanying notes to consolidated financial statements.



Note (A):  Beginning with the December 31, 2007 Form 10-Q, the Company is reporting its consolidated financial statements in thousands.

                         COMDISCO HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         December 31, 2007 and 2006

     The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 in Part I and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

     Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. The Company's business purpose is limited to the orderly sale or collection of all its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

     Shared Incentive Plan ("SIP") Bankruptcy Claims: In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On
November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. 48 of the remaining 51 Disputed Claims relate to Proofs of Claims filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company has objected to such Proofs of Claim. The Company is responsible for its legal fees and expenses related to these matters. Based on an order entered on May 16, 2007 by the Bankruptcy court subordinating the claims of the SIP Participants, any resolution would be handled through the disputed interests reserve which is a specific pool of CDRs allocated for the allowed claims in the C-5B Class. Not all of the SIP Participants filed Proofs of Claim in the Bankruptcy. On September 20, 2007, the attorneys representing 43 of the SIP Claimants (the "Certain SIP Claimants") filed a motion to withdraw their respective SIP Claims in the bankruptcy without prejudice. On November 8, 2007, after negotiations among the parties, the Bankruptcy court entered an order that allowed for the withdrawal of their SIP Claims without prejudice subject to specific conditions. Such conditions included a bar to refiling, amending or reinstating the SIP Claims, or any other claims related to the SIP and executing a covenant not to sue. As of the date of this filing, one additional SIP Claimant withdrew a claim and executed a covenant not to sue. The Company has received all of the executed covenants not to sue. As of the date of this filing, there are seven Disputed Claims remaining.

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

     During the quarter ended December 31, 2007, the Company changed the presentation in the Form 10-Q financial statements to be stated in thousands instead of millions.

     The Company reclassified in the December 31, 2006 statement of earnings approximately $28,000, or ($0.01) per share basic and diluted, of expense from discontinued operations to continuing operations. The reclassification had no impact on net earnings or net earnings per common share, basic and diluted.

     During the quarter ended December 31, 2007, management determined that it had not accounted correctly for the substantially complete liquidation of three of its foreign subsidiaries, which resulted in related foreign currency effects being recorded as a component of accumulated other comprehensive income instead of earnings. Management determined that the impact on the previously issued consolidated financial statements was not material and therefore has reflected the correction in those statements. As a result, foreign exchange gain (loss) has been increased by $339,000 in the consolidated statement of earnings for the three months ended December 31, 2006, accumulated other comprehensive income has been decreased and retained earnings have been increased by $708,000 in the consolidated balance sheet at September 30, 2007, and net earnings has been increased and other, net in adjustments to reconcile net earnings to net cash provided (used) by operating activities has been decreased by $339,000 in the consolidated statement of cash flows for the three months ended December 31, 2006.

3.      Changes in Accounting

     Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting this standard is discussed in Note 5 - Income Taxes of Notes to Consolidated Financial Statements.

4.        Equity Securities

     Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. As of December 31, 2007, the Company has received approximately $58,034,000 in proceeds (prior to management fees and sharing with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received a combined approximately $9,230,000 in management fees and sharing through December 31, 2007. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009. During January 2008, Windspeed achieved its bonus award level of $400,000 that was disclosed in the extended agreement. This bonus was paid in the second fiscal quarter of 2008.

     Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of earnings.

        Marketable equity securities:

     The Company's available-for-sale security holdings were as follows (in thousands):
                                          Gross
                                     unrealized      Market
                              Cost        gains       value
                              ----   ----------     --------
September 30, 2007            $  -   $    5,470     $  5,470
December 31, 2007             $  -   $    2,726     $  2,726


     Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At December 31, 2007, the Company held securities of four publicly-traded companies: Akamai Technologies, Inc., comScore, Inc., Veraz Networks, Inc. and Internet Brands, Inc. These holdings are subject to lockup periods which restrict the Company's ability to sell in the near term but not greater than one year. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in one public company and holds minor positions in two other public companies. Subsequent to December 31, 2007, the Company liquidated its holding in one public company: comScore, Inc.

     The Company sold equity securities during December 2007 for which the cash proceeds were not distributed to the Company until January 2008 and are classified as receivables from securities sold on the balance sheet in the amount of approximately $2,134,000 with an amount due to Windspeed in accounts payable for the sharing portion of approximately $269,000.

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

5.   Income Taxes

     The Company files income tax returns in the U.S. federal jurisdiction, State of Illinois and foreign jurisdictions. As discussed in Note 3, Changes in Accounting, of Notes to Consolidated Financial Statements, the Company adopted FIN 48 effective October 1, 2007 (which is the first day of the Company's current fiscal year).

     The Internal Revenue Service ("IRS") has examined the Company's 2001 U.S. Federal Income Tax Returns. As of the date of this filing, the only open federal tax years are years ended September 30, 2004 through September 30, 2006.

     In the State of Illinois, the Company is currently under audit for the tax years ended September 30, 2004 and 2005. There are no other significant state audits in progress.

     The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, a tax audit being performed by the Canada Revenue Agency ("CRA") for tax years ended September 30, 2001 through 2003 and amended tax returns and "Notices of Objection" to reassessments filed for several tax years. The Company continues to advance matters with the provinces of Ontario and Quebec in respect of Notices of Objection and amended tax returns filed for several years in those provinces. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, and 2002 through 2007. The open tax years for the province of Ontario are tax years ended September 30, 1998, and 2002 through 2007. The open tax years for the province of Quebec are tax years ended
September 30, 1999, 2003 and 2004. The open tax years for the province of Alberta are tax years ended September 30, 1999, 2003 and 2004.

     The Company adopted the provisions of FIN 48 effective October 1, 2007. As a result of the implementation of FIN 48, the Company is recognizing a cumulative decrease in its liability for taxes of approximately $2,858,000, which is accounted for as an increase to the October 1, 2007 balance of retained earnings. As of September 30, 2007, the Company reported a net receivable balance for its Canadian subsidiary. As of December 31, 2007, as part of the adoption of FIN 48, the Company is now reporting a gross receivable and a gross payable.

     As of October 1, 2007, the Company has recorded reserves in respect of uncertain tax positions in the amount of approximately $5,652,000. The entire balance of approximately $5,652,000 in tax reserves, if not realized, would impact the effective tax rate.

     Additionally, as of October 1, 2007, the Company believes that during the next twelve months, it is reasonably possible that it may have a reduction in its recorded tax reserves in a range of zero to approximately $6,113,000 related to progress in income tax examinations in the various jurisdictions.

     The Company recognizes interest and penalties accrued related to tax reserves in respect of uncertain tax positions in the income tax provision. As of October 1, 2007, accrued interest and penalties amounted to approximately $2,375,000.

     In November 2007, the Company received a tax refund from the CRA in the amount of approximately $446,000.

     In addition, the Company anticipates realizing an approximately $1,167,000 receivable relating to a refund of taxes paid to the Mexican tax authorities.

6.        Stockholders' Equity

     When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of December 31, 2007, the Company had 4,029,066 shares of Common Stock outstanding and 170,934 shares of Common Stock held in treasury.

         Stockholders' equity consists of the following (in thousands):

                                                  Additional    Accumulated                 Common
                                       Common       paid-in     other compre-    Retained   stock in
                                        stock       capital     hensive income   earnings   treasury      Total
--------------------------------     -----------  ----------   ---------------  ---------   ---------   --------
Balance at September 30, 2007        $        72  $   43,775    $       5,470   $   2,556   $ (4,321)   $ 47,552
Cumulative effect of adoption of
   FIN 48                                                                           2,858                  2,858
Net earnings                                                                        1,848                  1,848
Change in net unrealized gains                                         (2,744)                            (2,744)
                                                                                                         --------
   Total comprehensive income (loss)                                                                        (896)
-----------------------------------  -----------  ----------   ---------------  ---------   ---------   --------
Balance at December 31, 2007         $        72  $   43,775    $       2,726   $   7,262   $ (4,321)   $ 49,514
                                     ===========   ==========   ==============  =========   =========   ========

      Total comprehensive income (loss) consists of the following (in thousands):

                                                           Three months
                                                        ended December 31,
                                                         2007          2006
                                                      --------       --------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                  $   358        $ 2,431
  Reclassification adjustment for gains
   included in earnings before income taxes            (3,102)        (4,128)
                                                      --------       --------
Change in net unrealized gains (losses)  (A)           (2,744)        (1,697)
                                                      --------       --------
Other comprehensive income (loss)                      (2,744)        (1,697)
Net earnings                                            1,848          5,623
                                                      --------       --------
Total comprehensive income (loss)                     $  (896)       $ 3,926
                                                      ========       ========
(A) - No income tax effect on these gains (losses)

7.       Other Financial Information

     Legally restricted cash is comprised of the following at December 31, 2007 and September 30, 2007 (in thousands):
                                            December 31,     September 30,
                                                2007              2007
                                           -------------     ------------
Incentive compensation escrows             $         476     $        471
Indemnification reserve                            4,000            4,000
Other escrows                                        486              531
                                           -------------     ------------
                                           $       4,962     $      5,002
                                           =============     ============

     Other liabilities consists of the following (in thousands):

                                            December 31,     September 30,
                                                2007             2007
                                           -------------     ------------
Accrued compensation                       $       1,302     $      1,283
CDRs                                              15,908           14,466
                                           -------------     ------------
                                           $      17,210     $     15,749
                                           =============     ============

     The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

     The amounts due to CDR holders follow the formula described in Critical Accounting Policies.

8.       Financial Information by Geographic Area

     The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

                                              Three months
                                            ended December 31,
                                            2007       2006
                                          --------   --------
North America                             $ 6,572    $ 5,613
Europe                                          2          1
                                          --------   --------
Total                                     $ 6,574    $ 5,614
                                          ========   ========

     The following table presents total assets and cash by geographic location based on the location of the Company's offices (in thousands):

                                             December 31,       September 30,
                                                 2007               2007
                                           ---------------    ---------------
                                           Total              Total
                                           Assets    Cash     Assets    Cash
                                          -------- --------  -------- --------
North America                             $ 80,109 $ 51,798  $ 63,948 $ 48,169
Europe                                         391       --       374       --
                                          -------- --------  -------- --------
Total                                     $ 80,500 $ 51,798  $ 64,322 $ 48,169
                                          ======== ========  ======== ========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

     The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 31, 2007, the Company had a total of six employees (three full-time and three part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately fifteen former employees continue to periodically assist the Company on a consulting basis. During 2008, the Company intends to seek permission to begin the process of abandoning and destroying certain of its and Prism's stored paper and electronic records.

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

     See "Risk Factors Relating to the Company--Uncertainties Relating to the Wind-down of Operations" in Item 1A in Part II Other Information.

     During the quarter ended December 31, 2007, the Company changed the presentation in the Form 10-Q financial statements to be stated in thousands instead of millions.

        Overview

     On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries voluntarily filed for bankruptcy.

     Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, Comdisco Holding became the successor to Comdisco, Inc.

     Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company's business activities have been limited to the orderly sale or collection of all of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and the restructuring of existing equipment leases and loans to maximize the value of the Company's assets. See "Risk Factors Relating to the Company--Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan".

     The Company's revenues are generated primarily by sales of equity securities and interest income on cash balances. Because of the Company's declining assets, revenue will continue to decline and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, and selling, general and administrative expenses (including legal costs associated with the administration and/or litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

     All funds generated from the Company's remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan.

     The Company is required to maintain sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of the remaining Disputed Claims and recoveries and distributions by the litigation trust. The outcome and the timing of the resolution of the remaining Disputed Claims and recoveries and distributions by the litigation trust will impact both the timing and the amount of future dividends and CDR payments. See "Critical Accounting Policies" in this section and "Risk Factors Relating to the Company" in Item 1A in Part II Other Information for a discussion of the impact of Recoveries by Litigation Trust on the distributions.

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

     The Company's operations slowed considerably during the first quarter of fiscal year 2008, except for the gain on sale of equity securities, compared to prior years. The Company's periodic billing continues to decline and assets at December 31, 2007 consisted primarily of cash, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as lessor, has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts, if any, will be in excess of the carrying value of these assets because the related leases were previously written-off.

     Equity Securities: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of December 31, 2007. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at December 31, 2007 for its Equity Investments in private companies is approximately $5,445,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

     The following table summarizes the changes in the value of the Company's equity securities since September 30, 2007 (in thousands):

                                                    Public        Private
                                                   Companies     Companies
                                                    (1)(3)         (2)(3)
                                                   ----------    ----------
      September 30, 2007 estimated
       realizable value                            $   5,470     $   9,136
      Realized--net of fees                           (3,102)       (2,552)
      Increase (decrease) in unrealized
       estimated value                                   358        (1,139)
                                                   ---------     ---------
      December 31, 2007 estimated
       realizable value                            $   2,726     $   5,445
                                                   =========     =========
      (1) Carrying value of public companies for financial statements is market value.  See Note 4 of Notes to Consolidated Financial Statements.
      (2) Carrying value of private  companies for financial statements is cost, or approximately $2,746,000.
      (3) Net of fees and sharing with Windspeed.


     Collections and recoveries: The Company has potential collections and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective cases the Company has filed and is pursuing claims to maximize its recoveries. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A in Part II Other Information entitled "Uncertainties in Collections and Recoveries."

        Critical Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated financial statements.

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

          The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or collection of Comdisco Holding's assets and the resolution of Disputed Claims still pending in the bankruptcy estate of Comdisco, Inc. While the amount does not reflect any potential recoveries and distributions by the litigation trustee to the general unsecured creditors (as such additional recoveries and distributions, if any, are neither probable nor reasonably estimable at this time), the Company is of the opinion that it retains sufficient cash to satisfy such liability.

          The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated future operating expenses. During the quarter ending December 31, 2007, the Company continued to forecast its operating expenses to allow for pro-jected costs and the projected duration of the ongoing wind-down of the Company's remaining assets.

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

          Estimated Disputed Claims consisted of approximately $1 million as of December 31, 2007. The Disputed Claims Reserve consisted of approxi-mately $1 million in cash and approximately 1,600 shares of Common Stock. A Disputed Claim for approximately $300,000 was allowed and disbursed on November 15, 2007 leaving approximately $1 million un-resolved at the date of this filing. For purposes of the CDR lia-bility, this approximately $1 million of estimated Disputed Claims has been considered allowed. If the $1 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $581,000. As of the date of this filing, there are seven Disputed Claims remaining.

     o    Equity  Investments  In  Private  Companies:   Equity  investments  in
          private companies consist primarily of small investments in approximately 80 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Equity Investment Portfolio, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circum-stances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company's equity investments in private companies was approximately $2,746,000 at December 31, 2007.

     o Income Taxes: Effective October 1, 2007, the Company adopted FIN 48. The impact of adopting this standard is discussed in Note 5, Income Taxes, of Notes to Consolidated Financial Statements.

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

Recently Issued Professional Accounting Standards

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48")," which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company for the fiscal year beginning October 1, 2007. See Note 5, Income Taxes, of Notes to Consolidated Financial Statements for additional information.

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

Recent Developments

SIP Joinder Action

     On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas
Pontikes, et al. against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006 and the parties have fully briefed the motion. A hearing on the motion is scheduled for March 11, 2008. The matter has been referred to the former Comdisco, Inc.'s directors and officers' insurance policy carriers. On November 8, 2007, the Company received a reservation of rights letter (dated October 16, 2007) from the carriers asserting that the carriers were reserving the right to deny coverage based on certain allegations in the complaint and due to the fact that a former officer of Comdisco was a named plaintiff. On December 4, 2007, the Company responded to the letter challenging the reservation of rights by the carriers. On December 11, 2007, the carriers reaffirmed their reservation of rights. As of the date of this filing, the Company and the carriers have not resolved the dispute. The Company may owe a duty of indemnification to some of the defendant directors.

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

Withdrawal of Certain SIP Claims

     On September 20, 2007, the attorneys representing 43 of the SIP Claimants ("Certain SIP Claimants") filed a motion to withdraw their respective SIP Claims in the bankruptcy without prejudice. On November 8, 2007, after negotiations among the parties, the Bankruptcy court entered an order that allowed for the withdrawal of their SIP Claims without prejudice subject to specific conditions. Such conditions included a bar to refiling, amending or reinstating the SIP Claims, or any other claims related to the SIP and executing a covenant not to sue. As of the date of this filing, one additional SIP Claimant withdrew a claim and executed a covenant not to sue. The Company has received all of the executed covenants not to sue. As of the date of this filing, there are seven Disputed Claims remaining.

 Litigation Trust Summary Judgments

     On December 27, 2007, the litigation trust received favorable rulings on motions it filed in two cases in the US District Court For the Northern District of Illinois Eastern Division, against James Duncan and Lyssa Kaye Paul seeking summary judgments on their respective SIP note obligations. On January 31, 2008, the judge continued the matter to a hearing scheduled for March 6, 2008.

Results of Operations

     Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

     Revenue

     Changes in total revenue for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 were as follows (in thousands):


                                 Three months ended
                                     December 31,          Percent
                                 -------     -------      Increase
                                   2007        2006      (Decrease)       Explanation of Change
                                 -------     -------      ---------       -------------------------------------------

Gain on sale of equity and
  warrant securities             $ 5,654     $ 4,414           28%        Primary remaining revenue
                                                                          generating asset. Managed by
                                                                          Windspeed.  See "Overview" for
                                                                          additional information.
.....................................................................................................................
Interest income                      853       1,218          (30%)       Interest earned on cash balances.
.....................................................................................................................
Miscellaneous income                  44          11          300%        Miscellaneous receipts.
.....................................................................................................................
Foreign exchange (loss)               23         (29)        +100%        Foreign entity liquidation.
.....................................................................................................................
                                 -------     -------      ---------
Total Revenue                    $ 6,574     $ 5,614           17%
                                 =======     =======      =========




      Costs and Expenses

     Changes in total costs and expenses for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 were as follows (in thousands):

                                 Three months ended
                                    December 31,          Percent
                                 -------      -------     Increase
                                   2007        2006      (Decrease)       Explanation of Change
                                 -------      -------     ----------      -----------------------------------
Selling, general and
  administrative                 $ 1,480      $ 1,934          (23%)      SG&A costs have decreased with the
                                                                          continued winddown of operations.

..............................................................................................................
Contingent distribution rights     1,442       (1,535)        +100%       (A)
..............................................................................................................
Bad debt recoveries                 (185)        (436)         (58%)      Collections & recoveries.
..............................................................................................................
                                 -------      -------     ---------
                                 $ 2,737      $   (37)        +100%
                                 =======      =======     =========

(A) Increase in CDR expense is primarily the result of corresponding change in adjusted equity for the period.  See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

         Income taxes

     The Company recorded nominal U.S. federal income tax expense for the three months ended December 31, 2007 and 2006. The Company recorded income tax expense for its Canadian subsidiary of approximately $1,884,000 for the three months ended December 31, 2007. See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

         Net Earnings

     Net earnings were approximately $1,848,000, or $0.46 per share-basic and diluted, for the three months ended December 31, 2007 compared to net earnings of approximately $5,623,000, or $1.40 per share-basic and diluted, for the three months ended December 31, 2006.

Off-Balance Sheet Arrangements

     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that could be expected to have a material current or future effect upon the Company's financial condition or results of operations.

Liquidity and Capital Resources

     The Company's liquidity generally depends on cash on hand and cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of equity securities, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets. All funds generated from the collection of remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining asset at a decreasing rate over time.

     At December 31, 2007, the Company had unrestricted cash and cash equivalents of approximately $51,798,000, an increase of approximately $3,629,000 compared to September 30, 2007. Net cash provided by operating activities for the three months ended December 31, 2007 was approximately $3,629,000.

     The Company's operating activities during the three months ended December 31, 2007 were funded by cash on hand. During the three months ended December 31, 2007, approximately $3,799,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, approximately $1,128,000 was received from interest income and bad debt recoveries and approximately $655,000 was received from an income tax refund related to the Company's Canadian subsidiary. The Company's cash expenditures were primarily operating expenses of approximately $1,953,000 (principally professional services and compensation).

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

     Gross cash distributions (including the redemption of the Company's Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.091 billion through December 31, 2007. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date. As of January 31, 2008, there is approximately $1 million in cash and 1,600 shares in the Disputed Claims Reserve.

     Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through December 31, 2007 of approximately $3.851 billion made to initially allowed claimholders equates to a present value of $3.649 billion on initially allowed claims of $3.628 billion. The associated percentage recovery has reached a present value recovery of 100% so future distributions will be shared between equity holders and CDR holders at the highest sharing percentage. Please refer to the Plan for more details on CDRs.

     See Critical Accounting Policies for a further discussion of CDRs and the methodology for estimating the CDR liability and the potential impact of the resolution of recoveries by the litigation trust on liquidity. See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions, Impact of Disallowance of Disputed Claims on the Company's Obligation To Make Payments in Respect of Contingent Distribution Rights, Impact of Reconsideration and/or Allowance of Newly Filed Claims, Late Filed Claims or Previously Disallowed Claims and Limited Public Market for Contingent Distribution Rights" in Item 1A in Part II Other Information.

        CDR Payment

     There were no CDR payments this quarter. As of December 31, 2007, the Company has approximately 152.3 million CDRs outstanding.

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

     At December 31, 2007, the Company held securities of four publicly-traded companies: Akamai Technologies, Inc., comScore, Inc., Veraz Networks, Inc. and Internet Brands, Inc. These holdings are subject to lockup periods which restrict the Company's ability to sell in the near term but not longer than one year. Additionally, as of the date of this filing, the Company owns warrants that are out of the money in one public company and holds minor positions in two other public companies. The estimated realizable value for financial reporting purposes in companies with lockups expiring in over one year are reduced by 20% to allow for the uncertainty of events during the lockup period. As of December 31, 2007, the Company has no investments in publicly traded companies with lockups expiring in more than one year. The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company. Subsequent to December 31, 2007, the Company liquidated its holding in one public company: comScore, Inc.

     The Company has equity investments in approximately 80 private companies consisting of small investments. Common stock and preferred stock investments are carried at the lower of cost or estimated fair market value in the Company's financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value.

         Foreign Exchange Risk

     The Company's business purpose is limited to the orderly sale or collection of all of its remaining assets, including assets denominated in foreign currencies. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar will continue to have an impact on the consolidated statements of earnings reported by the Company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the US dollar value realized from the repatriation of the proceeds from the sale or collection of assets denominated in foreign currencies.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Randolph I. Thornton, the sole director of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the material weakness discussed below, the sole director of the Company has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007.

     In the conduct of the first quarter review, a material weakness was identified related to the Company's risk assessment process as of December 31, 2007. Specifically, the Company did not maintain effective policies and procedures to ensure that the accurate reporting relating to non-routine transactions are identified and appropriately considered in the preparation of the financial statements. This material weakness resulted in material misstatements in the Company's preliminary consolidated financial statements as of and for the three months ended December 31, 2007, which were corrected prior to issuance.

     This deficiency resulted in a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis.

         Change in Internal Controls

     There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     In response to the material weakness noted above, the Company will implement a control which requires that the reporting of non-routine transactions be adequately considered and subjected to a review and approval process prior to completing the preliminary consolidated financial statements. The implementation of this procedure is expected to be completed by March 31, 2008.


PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the Litigation Trust, the motion by the SIP Claimants to withdraw their respective SIP Claims and the motion by the litigation trust to obtain summary judgments against certain SIP defendants.

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

         Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan

     The Company has incurred and will continue to incur significant costs associated with the administration of the estate of Comdisco, Inc. and in completing the wind-down of its operations. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and on the Company's cash position.

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

          Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize on the Value of its Warrant and Equity Securities (collectively, "Equity Securities")

     Market conditions have adversely affected, and may continue to adversely affect, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company's Equity Securities. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and may continue to adversely affect, the ability of the Company to realize value from its Equity Securities. Exacerbating these conditions is the fact that the Equity Securities held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company is unable to sell its Equity Securities. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Securities and the Company's business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company's portfolio to parties willing to lend to such companies. The liquidation preferences have had, and may continue to have, an adverse impact on the value of the Company's Equity Securities. For those Equity Securities without a public trading market, the realizable value of the Company's Equity Securities may prove to be lower than the carrying value currently reflected in the financial statements.

     The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of December 31, 2007, the current estimated fair market value is subject to significant concentration risk, as 86 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 54 percent of the estimated fair market value of the entire portfolio is concentrated in three individual companies.

         Uncertainties in Collections and Recoveries

     The Company believes that its recoveries on accounts previously written off will provide future but diminishing cash flows. The amount and timing of such recoveries are dependent upon many factors including: any offsets or counterclaims that may be asserted against the Company and the ability of a debtor or its respective estate to pay the claim or any portion thereof. Some of these factors are beyond the control of the Company.

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

    31.1 Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

    32.1 Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMDISCO HOLDING COMPANY, INC.

        Dated: February 14, 2008             By:   /s/ Randolph I. Thornton
                                            ----------------------------------
                                            Name:   Randolph I. Thornton
                                            Title:  Chief Executive Officer and
                                                    President
                                                   (Principal Executive Officer)