Form 10-Q
period 2008-03-31
COMDISCO HOLDING CO INC
filed 2008-05-13
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 000-499-68

COMDISCO HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-2066534
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," “accelerated filer” and smaller reporting company in rule 12b-2 of the Exchange Act
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  4,029,066 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on April 30, 2008.

COMDISCO HOLDING COMPANY, INC.
INDEX

PART I.                      FINANCIAL INFORMATION

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

Comdisco Holding Company, Inc.
Consolidated Statements of Earnings – Three and six months ended March 31, 2008 and 2007 (Unaudited)
(in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2008(A)	2007(A)	2008 (A)	2007 (A)
Revenue
Gain on sale of equity and warrant securities	$1,803	$67	$7,457	$4,480
Interest income	548	922	1,401	2,140
Miscellaneous income	5	671	50	682
Foreign exchange gain (loss)	(90)	8	(67)	(20)
Total revenue	2,266	1,668	8,841	7,282
Costs and expenses
Selling, general and administrative	1,423	1,946	2,904	3,880
Write down of equity securities	1,325	--	1,325	--
Contingent distribution rights	(445)	891	997	(644)
Bad debt recoveries	(144)	(1,876)	(329)	(2,312)
Total costs and expenses	2,159	961	4,897	924
Earnings before income taxes	107	707	3,944	6,358
Income taxes	(1,080)	62	909	90
Net earnings	$1,187	$645	$3,035	$6,268
Basic and diluted earnings per common share	$0.29	$0.16	$0.75	$1.56

See accompanying notes to consolidated financial statements.

Note (A):	Beginning with the December 31, 2007 Form 10-Q, the Company reports its consolidated financial statements in thousands.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – March 31, 2008 (Unaudited) and September 30, 2007 (Audited)
(in thousands except share data)

	(Unaudited) March 31, 2008 (A)	(Audited) September 30, 2007 (A)
ASSETS
Cash and cash equivalents	$54,031	$48,169
Cash – legally restricted	5,146	5,002
Equity securities	2,070	8,216
Income tax receivable (B)	15,392	2,859
Receivables from securities sold	672	--
Other receivables	40	47
Other assets	21	29
	$77,372	$64,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$837	$1,021
Income taxes (B)	11,147	--
Other liabilities:
Accrued compensation	1,300	1,283
Contingent distribution rights	15,464	14,466
Total other liabilities	16,764	15,749
Total liabilities	28,748	16,770

Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,066 shares outstanding at March 31, 2008 and September 30, 2007	72	72
Additional paid-in capital	43,775	43,775
Accumulated other comprehensive income	649	5,470
Retained earnings (B)	8,449	2,556
Common stock held in treasury, at cost; 170,934 shares at March 31, 2008 and September 30, 2007	(4,321)	(4,321)
Total stockholders’ equity	48,624	47,552
	$77,372	$64,322

See accompanying notes to consolidated financial statements.

Note (A):	Beginning with the December 31, 2007 Form 10-Q, the Company reports its consolidated financial statements in thousands.

Note (B):	The March 31, 2008 Balance Sheet reflects the adoption of FIN 48 as of October 1, 2007 as discussed in Note 5 - Income Taxes.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Six months ended March 31, 2008 and 2007 (Unaudited)
(in thousands)

	Six months ended March 31,
	2008(A)	2007(A)
Cash flows from operating activities:
Equity and warrant proceeds	$6,695	$4,395
Interest, recoveries and other revenue	1,551	5,197
Selling, general and administrative expenses	(3,039)	(3,679)
Contingent distribution rights payments	--	(6,852)
Income taxes	655	(1,359)
Net cash provided (used) by operating activities	5,862	(2,298)
Cash flows from financing activities:
Dividends paid on Common Stock	--	(25,748)
(Increase) in legally restricted cash	--	(20)
Net cash (used) in financing activities	--	(25,768)
Net increase (decrease) in cash and cash equivalents	5,862	(28,066)
Cash and cash equivalents at beginning of period	48,169	97,557
Cash and cash equivalents at end of period	$54,031	$69,491

See accompanying notes to consolidated financial statements.

Note (A):	Beginning with the December 31, 2007 Form 10-Q, the Company reports its consolidated financial statements in thousands.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Six months ended March 31,
	2008(A)	2007(A)
Reconciliation of net earnings to net cash provided (used) by operating activities:
Net earnings	$3,035	$6,268
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Income taxes	1,368	(1,269)
Contingent distribution rights	997	(7,496)
Write down on equity securities	1,325	--
Receivables from securities sold	(762)	(85)
Selling, general and administrative	(135)	200
Other, net	34	84
Net cash provided (used) by operating activities	$5,862	$(2,298)

See accompanying notes to consolidated financial statements.

Note (A):	Beginning with the December 31, 2007 Form 10-Q, the Company reports its consolidated financial statements in thousands.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007

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

Shared Investment Plan ("SIP") Bankruptcy Claims: In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. As of that date, 48 proofs of claim had been filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company objected to such proofs of claim. The Company is responsible for its legal fees and expenses related to these matters. Pursuant to an order entered on May 16, 2007 by the Bankruptcy court subordinating the claims of the SIP Participants, any resolution of the SIP proofs of claim would have been be handled through the disputed interests reserve which is a specific pool of CDRs allocated for the allowed claims in the C-5B Class. However, on September 20, 2007, the attorneys representing 43 of the SIP claimants (the "Certain SIP Claimants") filed a motion to withdraw their respective SIP claims in the Comdisco, Inc. bankruptcy without prejudice. On November 8, 2007, after negotiations among the parties, the Bankruptcy court entered an order that allowed for the withdrawal of such claims without prejudice subject to specific conditions, including a bar to re-filing, amending or reinstating such claims, or any other claims related to the SIP, and the execution of a covenant not to sue. All of the Certain SIP Claimants have withdrawn their claims and executed covenants not to sue.  Additionally, as of the date of this filing, three additional SIP claimants or their bankruptcy trustees have withdrawn their SIP claims, and, if appropriate, executed a covenant not to sue.  As of the date of this filing, there are five Disputed Claims remaining, two of which are SIP claims.

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

Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the general unsecured creditors (the "Trust Assets"). Under the Plan, the litigation trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief. The litigation trustee has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. Five of the SIP Participants have filed personal bankruptcy. Also, two SIP Participants who previously settled with the Company were transferred to the litigation trust because of their inability to fulfill the terms of their respective settlement agreement and the litigation trustee has commenced lawsuits against them. One of those two SIP Participants settled with the litigation trust. Any proceeds collected by the litigation trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement. The litigation trust files periodic reports with the Bankruptcy court. The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

2.   Basis of Presentation

In this quarterly report on Form 10-Q, references to "the Company," "Comdisco Holding," "we," "us" and "our" mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.), and its predecessors, except in each case where the context indicates otherwise. References to "Comdisco, Inc." mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company's emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

During the quarter ended December 31, 2007, the Company changed the presentation in the Form 10-Q financial statements to be stated in thousands instead of millions.

The Company reclassified approximately $42,000, or ($0.01) per share basic and diluted, of expense from discontinued operations to continuing operations in the consolidated statement of earnings for the three months ended March 31, 2007 and reclassified approximately $70,000, or ($0.02) per share basic and diluted, of expense from discontinued operations to continuing operations in the consolidated statement of earnings for the six months ended March 31, 2007. These expenses relate to the finalization of pre-bankruptcy tax matters, which are considered to be part of the ongoing operations of the Company, and had no impact on net earnings or net earnings per common share, basic and diluted.  Management determined that the impact on the previously issued consolidated financial statements was not material and therefore has reflected the correction in those statements.

During the quarter ended December 31, 2007, management determined that it had not accounted correctly for the substantially complete liquidation of three of its foreign subsidiaries, which resulted in related foreign currency effects being recorded as a component of accumulated other comprehensive income instead of earnings. Management determined that the impact on the previously issued consolidated financial statements was not material and therefore reflected the correction in those statements. As a result, foreign exchange gain (loss) was increased by $3,000 and $342,000 in the consolidated statement of earnings for the three and six months ended March 31, 2007, respectively, accumulated other comprehensive income was decreased and retained earnings were increased by $708,000 for the consolidated balance sheet at September 30, 2007.  Additionally, in adjustments to reconcile net earnings to net cash provided (used) by operating activities, for the consolidated statement of cash flows for the six months ended March 31, 2007, net earnings were increased and other, net were decreased by $342,000, respectively.

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

4.   Equity Securities

Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. As of March 31, 2008, the Company has received approximately $61,903,000 in proceeds (prior to management fees and sharing with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received approximately $10,204,000 in combined management fees and sharing through March 31, 2008. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009. During January 2008, Windspeed achieved its target bonus award level thus earning an additional fee of $400,000 that was disclosed in the extended agreement. This bonus was paid in the second fiscal quarter of 2008.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of earnings.

Marketable equity securities:

The Company's available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2007	$ -	$ 5,470	$ 5,470
December 31, 2007	$ -	$ 2,726	$ 2,726
March 31, 2008	$ -	$ 649	$ 649

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At March 31, 2008, the Company held securities of two publicly-traded companies: Akamai Technologies, Inc. and Internet Brands, Inc. These holdings are subject to lockup periods which restrict the Company's ability to sell in the near term but not greater than one year. Additionally, as of the date of this filing, the Company holds minor positions in two other public companies.

The Company sold certain equity securities during March 2008 for which the cash proceeds were not distributed to the Company until April 2008 and are classified as receivables from securities sold on the consolidated balance sheet in the amount of approximately $672,000 with an amount due to Windspeed in accounts payable for the sharing portion of approximately $101,000.

The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company.

Equity investments in private companies:

The Company's policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired. The Company recorded a write-down of equity securities in the quarter ended March 31, 2008 for approximately $1,325,000 related to primarily one investment.  All write-downs are considered permanent impairments for financial reporting purposes.

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

The Company adopted the provisions of FIN 48 effective October 1, 2007. As a result of the implementation of FIN 48, the Company has recognized a cumulative decrease in its liability for taxes of approximately $2,858,000, which was accounted for as an increase to the October 1, 2007 balance of retained earnings. As of September 30, 2007, the Company reported a net receivable balance for its Canadian subsidiary.  As part of the adoption of FIN 48, the Company is now reporting a gross receivable and a gross payable.

As of March 31, 2008, the Company has recorded reserves in respect of uncertain tax positions in the amount of approximately $5,867,000. The entire balance of approximately $5,867,000 in tax reserves, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The Company is unable to project the potential range of tax impacts at this time.

The Company recognizes interest and penalties accrued related to tax reserves in respect of uncertain tax positions in the income tax provision. As of March 31, 2008, accrued interest and penalties amounted to approximately $2,549,000.

In addition, the Company anticipates realizing an approximately $1,167,000 receivable relating to a refund of taxes paid to the Mexican tax authorities.

6.   Stockholders' Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of March 31, 2008, the Company had 4,029,066 shares of Common Stock outstanding and 170,934 shares of Common Stock held in treasury.

Stockholders' equity consists of the following (in thousands):
	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2007	$ 72	$ 43,775	$ 5,470	$ 2,556	$ (4,321)	$ 47,552
Cumulative effect of adoption of FIN 48				2,858		2,858
Net earnings				3,035		3,035
Change in net unrealized gains			(4,821)			(4,821)
Total comprehensive income (loss)						(1,786)
Balance at March 31, 2008	$ 72	$ 43,775	$ 649	$ 8,449	$ (4,321)	$ 48,624

Total comprehensive income (loss) consists of the following (in thousands):
	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(586)	$(92)	$(228)	$2,339
Reclassification adjustment for gains included in earnings before income taxes	(1,491)	--	(4,593)	(4,128)
Change in net unrealized gains (losses) (A)	(2,077)	(92)	(4,821)	(1,789)
Other comprehensive income (loss)	(2,077)	(92)	(4,821)	(1,789)
Net earnings	1,187	645	3,035	6,268
Total comprehensive income (loss)	$(890)	$553	$(1,786)	$4,479
(A) – No income tax effect on these gains (losses)

7.   Other Financial Information

Legally restricted cash is comprised of the following at March 31, 2008 and September 30, 2007 (in thousands):

	March 31, 2008	September 30, 2007
Incentive compensation escrows	$480	$471
Indemnification reserve	4,000	4,000
Other escrows	666	531
	$5,146	$5,002

Other liabilities consist of the following (in thousands):

	March 31, 2008	September 30, 2007
Accrued compensation	$1,300	$1,283
CDRs	15,464	14,466
	$16,764	$15,749

The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

The amounts due to CDR holders follow the formula described in Critical Accounting Policies.

8.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
North America	$2,263	$1,667	$8,836	$7,280
Europe	3	1	5	2
Total	$2,266	$1,668	$8,841	$7,282

The following table presents total assets and cash by geographic location based on the location of the Company's offices (in thousands):

	March 31, 2008		September 30, 2007
	Total Assets	Cash	Total Assets	Cash
North America	$76,954	$54,031	$63,948	$48,169
Europe	418	--	374	--
Total	$77,372	$54,031	$64,322	$48,169

ITEM  2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of the date of this filing, the Company had a total of five employees (two full-time and three part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002.  Approximately fifteen former employees continue to periodically assist the Company on a consulting basis. During 2008, the Company intends to seek permission to begin the process of abandoning and destroying certain of its and Prism's stored paper and electronic records.

On August 12, 2004, Randolph I. Thornton’s appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

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

The Company's operations slowed considerably during the second quarter of fiscal year 2008, except for the gain on sale of equity securities, compared to prior years. The Company's periodic billing continues to decline and assets at March 31, 2008 consisted primarily of cash, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts, if any, will be in excess of the carrying value of these assets because the related leases were previously written-off.

Equity Securities: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of March 31, 2008. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at March 31, 2008 for its Equity Investments in private companies is approximately $3,402,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

The following table summarizes the changes in the value of the Company's equity securities since September 30, 2007 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2007 estimated realizable value	$5,470	$9,136
Realized—net of fees	(3,102)	(2,552)
Increase (decrease) in unrealized estimated value	358	(1,139)
December 31, 2007 estimated realizable value	$2,726	$5,445
Realized – net of fees	(1,491)	(312)
Increase (decrease) in unrealized estimated value	(586)	(1,731)
March 31, 2008 estimated realizable value	$649	$3,402

(1)	Carrying value of public companies for financial statements is market value. See Note 4 of Notes to Consolidated Financial Statements.
(2)	Carrying value of private companies for financial statements is cost, or approximately $1,421,000.
(3)	Net of fees and sharing with Windspeed.

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

•
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

The Company is not able to definitively estimate either the ultimate value to be received for the remaining assets or the final resolution of the remaining Disputed Claims. Accordingly, the Company does not forecast these outcomes in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated future operating expenses. During the quarter ending March 31, 2008, the Company continued to forecast its operating expenses to allow for projected costs and the projected duration of the ongoing wind-down of the Company's remaining assets.

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

Estimated Disputed Claims consisted of approximately $1 million as of March 31, 2008. The Disputed Claims Reserve consisted of approximately $1 million in cash and approximately 1,600 shares of Common Stock. For purposes of the CDR liability, this approximately $1 million of estimated Disputed Claims has been considered allowed. If the $1 million is ultimately ruled as disallowed, the CDR liability would increase by approximately $581,000. As of the date of this filing, there are five Disputed Claims remaining.

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 80 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Equity Investment Portfolio, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes.  The Company recorded a write-down of equity securities in the quarter ended March 31, 2008 for approximately $1,325,000. The carrying value of the Company's equity investments in private companies was approximately $1,421,000 at March 31, 2008.

•	Income Taxes: Effective October 1, 2007, the Company adopted FIN 48. The impact of adopting this standard is discussed in Note 5, Income Taxes, of Notes to Consolidated Financial Statements.

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

Recent Developments

SIP Joinder Action

On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006 and the parties have fully briefed the motion. At the hearing held on March 11, 2008, the judge dismissed the complaint with leave for the plaintiffs to replead by April 8, 2008. On April 2, 2008, the plaintiffs filed a motion to transfer the case to another judge, which was denied at a hearing held on April 7, 2008. The plaintiffs filed an emergency motion on April 8, 2008 to extend the filing date for their amended complaint. At a hearing held on April 8, 2008, the judge granted the plaintiffs until June 9, 2008 to file their amended complaint.

The matter has been referred to the former Comdisco, Inc.'s directors and officers' insurance policy carriers. On November 8, 2007, the Company received a reservation of rights letter (dated October 16, 2007) from the carriers asserting that the carriers were reserving the right to deny coverage based on certain allegations in the complaint and due to the fact that a former officer of Comdisco was a named plaintiff. On December 4, 2007, the Company responded to the letter challenging the reservation of rights by the carriers. On December 11, 2007, the carriers reaffirmed their reservation of rights. As of the date of this filing, the Company and the carriers have not resolved the dispute. However, the amended complaint when it is filed could impact the dispute. The Company may owe a duty of indemnification to some of the defendant directors.  However, the amount of such indemnification, if any, is not reasonably estimable at this time.

Litigation Trust Termination Motion

On March 16, 2006, a Motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. On January 30, 2007, the District Court judge affirmed the denial of the Motion. The SIP Claimants have appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties have briefed the appeal and oral arguments were held before the Appellate Court on November 26, 2007. As of the date of this filing, there has been no ruling by the Appellate Court.

Withdrawal/Resolution of Disputed Claims

As of the date of this filing, there are five Disputed Claims remaining. Since the filing of the last Form 10-Q for the quarterly period ended December 31, 2007 on February 14, 2008, the Company has negotiated the withdrawal of two Disputed Claims and the withdrawal of two state tax claims (which were deemed non-disputed). The Company is continuing its efforts to resolve and effectuate the withdrawal of the remaining Disputed Claims.

Litigation Trust Summary Judgments

On December 27, 2007, the litigation trust received favorable rulings on motions it filed in two cases in the US District Court For the Northern District of Illinois Eastern Division, against James Duncan and Lyssa Kaye Paul seeking summary judgments on their respective SIP note obligations. On January 31, 2008, the judge continued the matter to a hearing scheduled for March 6, 2008. At the hearing held on March 6, 2008, the judge allowed the plaintiffs to file certain additional defenses. As of the date of this filing, the judge has not issued his ruling on the pending motions for summary judgments.  In addition, the litigation trust has filed summary judgments against all of the remaining domestic SIP Claimants in the federal court action and has filed summary judgments against all of the SIP claimants who are defendants in the pending state court action.

Results of Operations

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue

Changes in total revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 were as follows (in thousands):

	Three months ended March 31,		Percent Increase (Decrease)	Explanation of Change
	2008	2007
Gain on sale of equity and warrant securities	$ 1,803	$ 67	+100%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information.
Interest income	548	922	(41%)	Interest earned on cash balances.
Miscellaneous income	5	671	(99%)	Miscellaneous receipts.
Foreign exchange gain (loss)	(90)	8	+(100%)	Foreign entity liquidation.
Total Revenue	$ 2,266	$ 1,668	36%

Costs and Expenses

Changes in total costs and expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 were as follows (in thousands):

	Three months ended March 31,		Percent Increase (Decrease)	Explanation of Change
	2008	2007
Selling, general and administrative	$ 1,423	$ 1,946	(27%)	SG&A costs have decreased with the continued winddown of operations.
Write-down of equity securities	1,325	--	N/A	Impairment of asset.
Contingent distribution rights	(445)	891	+(100%)	(A)
Bad debt recoveries	(144)	(1,876)	(92%)	Collections & recoveries.
	$ 2,159	$ 961	+100%

(A) Decrease in CDR expense is primarily the result of corresponding change in adjusted equity for the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

Income taxes

The Company recorded no U.S. federal income tax expense for the three months ended March 31, 2008 and nominal U.S. federal income tax expense for the three months ended March 31, 2007.  The Company recorded a net income tax benefit for its Canadian subsidiary of approximately $1,080,000 for the three months ended March 31, 2008. See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

Net Earnings

Net earnings were approximately $1,187,000, or $0.29 per share-basic and diluted, for the three months ended March 31, 2008 compared to net earnings of approximately $645,000, or $0.16 per share-basic and diluted, for the three months ended March 31, 2007.

Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007

Revenue

Changes in total revenue for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 were as follows (in thousands):

	Six months ended March 31,		Percent Increase (Decrease)	Explanation of Change
	2008	2007
Gain on sale of equity and warrant securities	$ 7,457	$ 4,480	66%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information.
Interest income	1,401	2,140	(35%)	Interest earned on cash balances.
Miscellaneous income	50	682	(93%)	Miscellaneous receipts.
Foreign exchange (loss)	(67)	(20)	100%	Foreign entity liquidation.
Total Revenue	$ 8,841	$ 7,282	21%

Costs and Expenses

Changes in total costs and expenses for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 were as follows (in thousands):

	Six months ended March 31,		Percent Increase (Decrease)	Explanation of Change
	2008	2007
Selling, general and administrative	$ 2,904	$ 3,880	(25%)	SG&A costs have decreased with the continued winddown of operations.
Write-down of equity securities	1,325	--	N/A	Impairment of asset.
Contingent distribution rights	997	(644)	+100%	(A)
Bad debt recoveries	(329)	(2,312)	(86%)	Collections & recoveries.
	$ 4,897	$ 924	+100%

(A) Increase in CDR expense is primarily the result of corresponding change in adjusted equity for the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

Income taxes

The Company recorded nominal U.S. federal income tax expense for the six months ended March 31, 2008 and 2007. The Company recorded income tax expense for its Canadian subsidiary of approximately $804,000 for the six months ended March 31, 2008. See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

Net Earnings

Net earnings were approximately $3,035,000, or $0.75 per share-basic and diluted, for the six months ended March 31, 2008 compared to net earnings of approximately $6,268,000, or $1.56 per share-basic and diluted, for the six months ended March 31, 2007.

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

At March 31, 2008, the Company had unrestricted cash and cash equivalents of approximately $54,031,000, an increase of approximately $5,862,000 compared to September 30, 2007. Net cash provided by operating activities for the six months ended March 31, 2008 was approximately $5,862,000.

The Company's operating activities during the six months ended March 31, 2008 were funded by cash on hand.  During the six months ended March 31, 2008, approximately $6,695,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, approximately $1,551,000 was received from interest income and bad debt recoveries and approximately $655,000 was received from an income tax refund related to the Company's Canadian subsidiary. The Company's cash expenditures were primarily operating expenses of approximately $3,039,000 (principally professional services and compensation).

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

See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Item 1A in Part II Other Information.

Dividends

There were no dividends paid this quarter. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Item 1A in Part II Other Information.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

Gross cash distributions (including the redemption of the Company's Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.091 billion through March 31, 2008. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date. As of April 30, 2008, there is approximately $1 million in cash and 1,600 shares in the Disputed Claims Reserve.

Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through March 31, 2008 of approximately $3.851 billion made to initially allowed claimholders equates to a present value of $3.649 billion on initially allowed claims of $3.628 billion. The associated percentage recovery has reached a present value recovery of 100% so future distributions will be shared between equity holders and CDR holders at the highest sharing percentage. Please refer to the Plan for more details on CDRs.

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

CDR Payment

There were no CDR payments during the current quarter. As of March 31, 2008, the Company has approximately 152,300,000 CDRs outstanding.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the sole director of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the sole director of the Company has concluded that the Company's disclosure controls and procedures are effective as of March 31, 2008 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Change in Internal Controls

Except as noted below, there has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's second quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

In response to the material weakness noted in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, the Company implemented a control requiring  that the reporting of non-routine transactions be adequately considered and subjected to a review and approval process prior to completing the preliminary consolidated financial statements. The implementation of this procedure was completed by March 31, 2008.

PART II.                      OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the Litigation Trust, the withdrawal or resolution of Disputed Claims and the motion by the litigation trust to obtain summary judgments against certain SIP defendants.

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

The Company's Liquidity is Dependent on a Number of Factors

The Company's liquidity generally depends on cash on hand and cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of equity securities, receipt of tax refunds, interest income and bad debt recoveries, global economic and political conditions, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets.

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

The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of March 31, 2008, the current estimated fair market value is subject to significant concentration risk, as 82 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 50 percent of the estimated fair market value of the entire portfolio is concentrated in three individual companies.

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

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

Exhibit No.	Description of Exhibit
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

COMDISCO HOLDING COMPANY, INC.

Dated: May 13, 2008	By: /s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)