Form 10-Q
period 2008-06-30
COMDISCO HOLDING CO INC
filed 2008-08-14
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," “accelerated filer” and smaller reporting company in rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  4,029,066 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on July 31, 2008.

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and nine months ended June 30, 2008 and 2007 (Unaudited)
(in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2008(A)	2007(A)	2008 (A)	2007 (A)
Revenue
Gain on sale of equity and warrant securities	$554	$1,159	$8,011	$5,639
Interest income	194	953	1,595	3,092
Miscellaneous income	10	--	60	682
Foreign exchange gain	111	83	43	63
Total revenue	869	2,195	9,709	9,476
Costs and expenses
Selling, general and administrative	1,369	1,820	4,273	5,699
Write down of equity securities	--	--	1,325	--
Contingent distribution rights	1,336	1,843	2,333	1,199
Bad debt recoveries	(358)	(1,238)	(687)	(3,550)
Total costs and expenses	2,347	2,425	7,244	3,348
Earnings (loss) before income taxes	(1,478)	(230)	2,465	6,128
Income taxes	(457)	(20)	452	70
Net earnings (loss)	$(1,021)	$(210)	$2,013	$6,058
Basic and diluted earnings (loss) per common share	$(0.25)	$(0.05)	$0.50	$1.50

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – June 30, 2008 (Unaudited) and September 30, 2007 (Audited)
(in thousands except share data)

	(Unaudited) June 30, 2008 (A)	(Audited) September 30, 2007 (A)
ASSETS
Cash and cash equivalents	$58,418	$48,169
Cash – legally restricted	5,063	5,002
Equity securities	1,614	8,216
Income tax receivables (B)	11,717	2,859
Receivables from securities sold	12	--
Other receivables	33	47
Other assets	50	29
	$76,907	$64,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$245	$1,021
Income tax payables (B)	10,367	--
Other liabilities:
Accrued compensation	1,216	1,283
Contingent distribution rights	16,800	14,466
Other liabilities	166	--
Total other liabilities	18,182	15,749
Total liabilities	28,794	16,770
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,066 shares outstanding at June 30, 2008 and September 30, 2007	72	72
Additional paid-in capital	43,775	43,775
Accumulated other comprehensive income	219	5,470
Retained earnings (B)	8,368	2,556
Common stock held in treasury, at cost; 170,934 shares at June 30, 2008 and September 30, 2007	(4,321)	(4,321)
Total stockholders’ equity	48,113	47,552
	$76,907	$64,322

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

Note (B):	The June 30, 2008 Balance Sheet reflects the adoption of FIN 48 as of October 1, 2007 as discussed in Note 5 - Income Taxes.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Nine months ended June 30, 2008 and 2007 (Unaudited)
(in thousands)

	Nine months ended June 30,
	2008(A)	2007(A)
Cash flows from operating activities:
Equity and warrant proceeds	$7,840	$5,475
Interest, recoveries and other revenue	2,298	7,404
Selling, general and administrative expenses	(4,785)	(5,528)
Contingent distribution rights payments	--	(6,852)
Income taxes	4,864	(1,448)
Net cash provided (used) by operating activities	10,217	(949)
Cash flows from financing activities:
Dividends paid on Common Stock	--	(25,748)
(Increase) decrease in legally restricted cash	32	(33)
Net cash provided (used) in financing activities	32	(25,781)
Net increase (decrease) in cash and cash equivalents	10,249	(26,730)
Cash and cash equivalents at beginning of period	48,169	97,557
Cash and cash equivalents at end of period	$58,418	$70,827

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Nine months ended June 30,
	2008(A)	2007(A)
Reconciliation of net earnings to net cash provided (used) by operating activities:
Net earnings	$2,013	$6,058
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Income taxes	5,321	(1,362)
Contingent distribution rights	2,333	(5,653)
Write down of equity securities	1,325	--
Receivables from securities sold	(12)	--
Selling, general and administrative	(514)	171
Other, net	(249)	(163)
Net cash provided (used) by operating activities	$10,217	$(949)

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008

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

Shared Investment Plan ("SIP") Bankruptcy Claims: In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.'s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the "Guaranty") providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the "SIP Lenders"). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million ("SIP Guaranty Claim"). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. As of that date, 48 proofs of claim had been filed by certain SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company objected to such proofs of claim.   Pursuant to an order entered on May 16, 2007 by the Bankruptcy court subordinating the claims of the SIP Participants, any resolution of the SIP proofs of claim would have been handled through a specific pool of CDRs allocated for the allowed claims in the C-5B Class (“the Disputed Interests Reserve”).  However, on September 20, 2007, the attorneys representing 43 of the SIP claimants (the "Certain SIP Claimants") filed a motion to withdraw their respective SIP claims in the Comdisco, Inc. bankruptcy without prejudice. On November 8, 2007, after negotiations among the parties, the Bankruptcy court entered an order that allowed for the withdrawal of such claims without prejudice subject to specific conditions, including a bar to re-filing, amending or reinstating such claims, or any other claims related to the SIP, and the execution of a covenant not to sue. All of the Certain SIP Claimants have withdrawn their claims and executed covenants not to sue.  Additionally, four other SIP claimants, or their bankruptcy trustees, have withdrawn their SIP claims, and, if appropriate, executed a covenant not to sue.  On July 23, 2008, the Bankruptcy court dismissed the last SIP related claim for want of prosecution.  Historically, the Company was responsible for its legal fees and expenses related to these matters.

SIP Relief: Pursuant to the Plan, the Company was authorized to provide various levels of relief (the "SIP Relief") to the SIP Participants on account of any subrogation claims which the Company may have against the SIP Participants. On November 27, 2002, the Bankruptcy court approved the offering by the Company of SIP Relief of 70 percent to seventy-two terminated employees and 80 percent to twenty-three go-forward employees who remained with the Company following its emergence from bankruptcy, provided that such employees executed waivers and releases in favor of the Company, made irrevocable and unconditional agreements to pay their unreleased SIP Subrogation Claims (as defined in the Plan) and fulfilled certain other conditions. The SIP Relief offer generally expired on December 31, 2002 and five of seventy-two terminated employees and twenty-one of twenty-three go-forward employees executed a Waiver, Release And Settlement Agreement to pay and provided additional documentation in support of the fulfillment of certain other conditions. Once the Company settled with the SIP Lenders, the Company notified the twenty-six participants who accepted relief of their amount due. The Company collected from twenty-three of the twenty-six who previously agreed to settle with the Company. Two of the three remaining SIP Participant's notes were transferred to the litigation trust (see below) because they did not fulfill their obligation under the terms of the settlement agreement. The Company is still pursuing the collection of one European participant who accepted the enhanced SIP relief. The European participant's SIP obligation was assumed by his employer. The Company is finalizing the agreement with the employer regarding the method of payment.

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

The Company reclassified approximately $1,000, or $0.01 per share basic and diluted, of expense from discontinued operations to continuing operations in the consolidated statement of earnings for the three months ended June 30, 2007 and reclassified approximately $69,000, or ($0.01) per share basic and diluted, of expense from discontinued operations to continuing operations in the consolidated statement of earnings for the nine months ended June 30, 2007. These expenses relate to the finalization of pre-bankruptcy tax matters, which are considered to be part of the ongoing operations of the Company, and had no impact on net earnings or net earnings per common share, basic and diluted.  Management determined that the impact on the previously issued consolidated financial statements was not material and therefore has reflected the correction in those statements.

During the quarter ended December 31, 2007, management determined that it had not accounted correctly for the substantially complete liquidation of three of its foreign subsidiaries, which resulted in related foreign currency effects being recorded as a component of accumulated other comprehensive income instead of earnings. Management determined that the impact on the previously issued consolidated financial statements was not material and therefore reflected the correction in those statements. As a result, foreign exchange gain (loss) was increased by $165,000 and $507,000 in the consolidated statement of earnings for the three and nine months ended June 30, 2007, respectively, accumulated other comprehensive income was decreased and retained earnings were increased by $708,000 for the consolidated balance sheet at September 30, 2007.  Additionally, in adjustments to reconcile net earnings to net cash provided (used) by operating activities, for the consolidated statement of cash flows for the nine months ended June 30, 2007, net earnings were increased and other, net were decreased by $507,000, respectively.

               During the quarter ended June 30, 2008, management determined that it had not accounted correctly for the reduction of a tax liability in its reporting of the cumulative effect of the adoption of FIN 48.  The adoption of FIN 48 and the related cumulative effect was reported as an adjustment to retained earnings in the quarter ended December 31, 2007.  As a result, the financial position and results of operations for the quarter ended June 30, 2008 reflect an increase to retained earnings and a corresponding reduction in the liability for taxes in the amount of $941,000, and an increase in contingent distribution rights expense and corresponding contingent distribution rights liability in the amount of $347,000 each to reflect the correction of this error.  Management determined that the impact of these errors on previously issued interim consolidated financial statements was not material and  determined that the impact of correcting these errors in the interim consolidated financial statements for the three and nine months ended June 30, 2008 was not material, and therefore reflected the corrections in the current quarter.

               Also during the quarter ended June 30, 2008, management determined that it had not accounted correctly for interest received on an income tax refund and also had not accurately accrued for interest on income taxes receivable.  Interest on income tax refunds receivable and the corresponding income tax receivable balance should have been increased/(decreased) by $29,000, $34,000, $46,000, ($181,000), and $10,000 for 2005, 2006, 2007, the quarter ended December 31, 2007, and the quarter ended March 31, 2008, respectively, and contingent distribution rights expense and the corresponding contingent distribution rights liability should have been increased/(decreased) by $11,000, $12,000, $17,000, ($67,000), and $4,000 for 2005, 2006, 2007, the quarter ended December 31, 2007, and the quarter ended March 31, 2008, respectively.  As a result, the financial position and results of operations for the quarter ended June 30, 2008 reflect a reduction in income tax benefit and income tax receivable in the amount of $62,000, and a reduction in contingent distribution rights expense and corresponding contingent distribution rights liability in the amount of  $23,000 each to reflect the correction of this error.  Management determined that the impact of these errors on previously issued annual and interim consolidated financial statements was not material and determined that the impact of correcting these errors in the interim consolidated financial statements for the three and nine months ended June 30, 2008 was not material, and therefore reflected the corrections in the current quarter.

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

4.   Equity Securities

Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. As of June 30, 2008, the Company has received approximately $63,301,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $10,455,000 in combined management fees, sharing and target bonus award through June 30, 2008. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company's available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2007	$ -	$ 5,470	$ 5,470
December 31, 2007	$ -	$ 2,726	$ 2,726
March 31, 2008	$ -	$ 649	$ 649
June 30, 2008	$ -	$ 219	$ 219

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At June 30, 2008, the Company held securities of one publicly-traded company: Akamai Technologies, Inc. This holding is subject to a lockup period which restricts the Company's ability to sell in the near term but not greater than one year. Additionally, as of the date of this filing, the Company holds minor positions in two other public companies.

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

The Company adopted the provisions of FIN 48 effective October 1, 2007. As a result of the implementation of FIN 48, the Company has recognized a cumulative decrease in its liability for taxes of approximately $3,799,000, which was accounted for as an increase to the October 1, 2007 balance of retained earnings. As of September 30, 2007, the Company reported a net receivable balance for its Canadian subsidiary.  As part of the adoption of FIN 48, the Company is now reporting a gross receivable and a gross payable.

As of June 30, 2008, the Company has recorded reserves in respect of uncertain tax positions in the amount of approximately $4,767,000. The entire balance of approximately $4,767,000 in tax reserves, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The Company is unable to project the potential range of tax impacts at this time.

The Company recognizes interest and penalties accrued related to tax reserves in respect of uncertain tax positions in the income tax provision. As of June 30, 2008, accrued interest and penalties amounted to approximately $2,582,000.

In addition, the Company anticipates realizing an approximately $1,240,000 receivable relating to a refund of taxes paid to the Mexican tax authorities.

6.   Stockholders' Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of June 30, 2008, the Company had 4,029,066 shares of Common Stock outstanding and 170,934 shares of Common Stock held in treasury.

Stockholders' equity consists of the following (in thousands):
	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2007	$ 72	$ 43,775	$ 5,470	$ 2,556	$ (4,321)	$ 47,552
Cumulative effect of adoption of FIN 48				3,799		3,799
Net earnings				2,013		2,013
Change in net unrealized gains			(5,251)			(5,251)
Total comprehensive income (loss)						(3,238)
Balance at June 30, 2008	$ 72	$ 43,775	$ 219	$ 8,368	$ (4,321)	$ 48,113

During the quarter ended June 30, 2008, management determined that it had not accounted correctly for the reduction of a tax liability in the cumulative effect of the adoption of FIN 48.  Management determined that the impact on the previously issued consolidated financial statements was not material and therefore reflected the correction in the current quarter.  As a result, retained earnings was increased and the liability for taxes was reduced by $941,000 in the current quarter.

Total comprehensive income (loss) consists of the following (in thousands):
	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$13	$3,695	$(215)	$6,034
Reclassification adjustment for gains included in earnings before income taxes	(443)	(983)	(5,036)	(5,111)
Change in net unrealized gains (losses) (A)	(430)	2,712	(5,251)	923
Other comprehensive income (loss)	(430)	2,712	(5,251)	923
Net earnings (loss)	(1,021)	(210)	2,013	6,058
Total comprehensive income (loss)	$(1,451)	$2,502	$(3,238)	$6,981
(A) – No income tax effect on these gains (losses)

7.   Other Financial Information

Legally restricted cash is comprised of the following at June 30, 2008 and September 30, 2007 (in thousands):

	June 30, 2008	September 30, 2007
Incentive compensation escrows	$451	$471
Indemnification reserve	4,000	4,000
Other escrows	612	531
	$5,063	$5,002

The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing any insurance coverage.  Incentive compensation escrows are deferred compensation defined by the Plan held until an employee terminates with the Company.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands.

Other liabilities consist of the following (in thousands):

	June 30, 2008	September 30, 2007
Accrued compensation	$1,216	$1,283
CDRs	16,800	14,466
Other liabilities	166	--
	$18,182	$15,749

The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

The amounts due to CDR holders follow the formula described in Critical Accounting Policies.

8.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
North America	$867	$2,194	$9,702	$9,473
Europe	2	1	7	3
Total	$869	$2,195	$9,709	$9,476

The following table presents total assets and cash by geographic location based on the location of the Company's offices (in thousands):

	June 30, 2008		September 30, 2007
	Total Assets	Cash	Total Assets	Cash
North America	$76,487	$58,418	$63,948	$48,169
Europe	420	--	374	--
Total	$76,907	$58,418	$64,322	$48,169

ITEM  2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On June 26, 2008, the Company obtained an order from the Bankruptcy court authorizing the Company to dispose of or transfer certain of its stored paper and electronic records.

As of the date of this filing, all Disputed Claims have been resolved.

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

The Company's revenues are generated primarily by sales of equity securities and interest income on cash balances. Because of the Company's declining assets, revenue will continue to decline and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, and selling, general and administrative expenses (including, through the date of this filing, legal costs associated with the administration and/or litigation of Disputed Claims). As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

All funds generated from the Company's remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan.

The Company is required to maintain, and historically has maintained,  sufficient cash reserves for the potential CDR liability associated with the eventual allowance or disallowance of any remaining Disputed Claims, as well as, recoveries and distributions by the litigation trust. The outcome and the timing of the resolution of any remaining Disputed Claims could have impacted, and any recoveries and distributions by the litigation trust will impact, both the timing and the amount of dividends and CDR payments. See "Critical Accounting Policies" in this section and "Risk Factors Relating to the Company" in Item 1A in Part II Other Information for a discussion of the impact of Recoveries by Litigation Trust on the distributions.  As of the date of this filing, all Disputed Claims have been resolved.

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

The Company's operations slowed considerably during the nine months ended June 30, 2008, except for the gain on sale of equity securities, compared to prior years. The Company's periodic billing continues to decline and assets at June 30, 2008 consisted primarily of cash, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts, if any, will be in excess of the carrying value of these assets because the related leases were previously written-off.

Equity Securities: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of June 30, 2008. The Company's estimate was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at June 30, 2008 for its Equity Investments in private companies is approximately $3,398,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

The following table summarizes the changes in the value of the Company's equity securities since September 30, 2007 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2007 estimated realizable value	$5,470	$9,136
Realized—net of fees	(3,102)	(2,552)
Increase (decrease) in unrealized estimated value	358	(1,139)
December 31, 2007 estimated realizable value	$2,726	$5,445
Realized – net of fees	(1,491)	(312)
Increase (decrease) in unrealized estimated value	(586)	(1,731)
March 31, 2008 estimated realizable value	$649	$3,402
Realized – net of fees	(443)	(111)
Increase (decrease) in unrealized estimated value	13	107
June 30, 2008 estimated realizable value	$219	$3,398

(1)	Carrying value of public companies for financial statements is market value. See Note 4 of Notes to Consolidated Financial Statements.
(2)	Carrying value of private companies for financial statements is cost, or approximately $1,395,000.
(3)	Net of fees and sharing with Windspeed.

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

The amount due to CDR holders is based on the amount and timing of distributions made to former creditors of the Company's predecessor, Comdisco, Inc., and is impacted by both the value received from the orderly sale or collection of Comdisco Holding's assets and historically, by the resolution of Disputed Claims in the bankruptcy estate of Comdisco, Inc. While the amount does not reflect any potential recoveries and distributions by the litigation trustee to the general unsecured creditors (as such additional recoveries and distributions, if any, are neither probable nor reasonably estimable at this time), the Company is of the opinion that it retains sufficient cash to satisfy such liability.

The Company is not able to definitively estimate the ultimate value to be received for the remaining assets. Accordingly, the Company does not forecast that outcome in calculating the liability. Instead, the liability calculation uses the Company's book equity value as the basis for remaining asset value, reduced for estimated future operating expenses. During the quarter ending June 30, 2008, the Company continued to forecast its operating expenses to allow for projected costs and the projected duration of the ongoing wind-down of the Company's remaining assets.

In addition, the liability for CDRs was historically calculated assuming Disputed Claims were allowed at the amount estimated for the Disputed Claim. Any estimates exceeding the approved claims were considered disallowed for purposes of the CDR liability. Therefore, the amounts due to CDR holders would have been greater to the extent that Disputed Claims were disallowed. The disallowance of a Disputed Claim would have resulted in a distribution from the Disputed Claims Reserve to previously allowed creditors that would have been entirely in excess of the minimum percentage recovery threshold, above which recoveries to general unsecured creditors were shared with CDR holders. In contrast, the allowance of a Disputed Claim would have resulted in a distribution to a newly allowed creditor that was only partially in excess of the minimum percentage recovery threshold.

As of the date of this filing, all Disputed Claims have been resolved.  The Disputed Claims Reserve consisted of approximately $1 million in cash and approximately 1,600 shares of Common Stock.  For purposes of the CDR liability as of June 30, 2008, approximately $1 million of estimated Disputed Claims was considered disallowed.  The Company anticipates that it will close the Disputed Claims

Reserve in August 2008 and disburse the excess funds of approximately $1 million (plus interest on the funds and dividends on the shares) to the Class C-4 General Unsecured Creditors.
•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 70 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Equity Investment Portfolio, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  The Company recorded a write-down of equity securities in the quarter ended March 31, 2008 for approximately $1,325,000. The carrying value of the Company's equity investments in private companies was approximately $1,395,000 at June 30, 2008.

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

Recent Developments

SIP Joinder Action

         On January 27, 2006, certain of the SIP claimants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006 and the parties have fully briefed the motion. At the hearing held on March 11, 2008, the judge dismissed the complaint with leave for the plaintiffs to replead by April 8, 2008. On April 2, 2008, the plaintiffs filed a motion to transfer the case to another judge, which was denied at a hearing held on April 7, 2008. The plaintiffs filed an emergency motion on April 8, 2008 to extend the filing date for their amended complaint. At a hearing held on April 8, 2008, the judge granted the plaintiffs until June 9, 2008 to file their amended complaint.  On June 4, 2008, the plaintiffs filed a motion to further extend the filing date of their amended complaint. At a hearing held on June 16, 2008, the judge dismissed the matter without prejudice for want of prosecution.  On July 17, 2008, the plaintiff filed a motion to vacate and sought leave to file their First Amended Complaint.  A hearing was held on August 12, 2008, at which the court set a briefing schedule.

The matter has been referred to the former Comdisco, Inc.'s directors’ and officers' insurance policy carriers. On November 8, 2007, the Company received a reservation of rights letter (dated October 16, 2007) from the carriers asserting that the carriers were reserving the right to deny coverage based on certain allegations in the complaint and due to the fact that a former officer of Comdisco was a named plaintiff. On December 4, 2007, the Company responded to the letter challenging the reservation of rights by the carriers. On December 11, 2007, the carriers reaffirmed their reservation of rights. As of the date of this filing, the Company and the carriers have not resolved the dispute. However, the First Amended Complaint could impact the dispute. The Company may owe a duty of indemnification to some of the defendant directors.  However, the amount of such indemnification, if any, is not reasonably estimable at this time.

Litigation Trust Termination Motion

On March 16, 2006, a Motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy judge's denial of their motion. On January 30, 2007, the District Court judge affirmed the denial of the Motion. The SIP Claimants have appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties briefed the appeal and oral arguments were held before the Appellate Court on November 26, 2007. On August 13, 2008, the Appellate Court ruled and dismissed the appeal for want of jurisdiction.

Withdrawal/Resolution of Disputed Claims

As of the date of this filing, there are no Disputed Claims remaining.  The Company anticipates that it will close the Disputed Claims Reserve in August 2008 and disburse the excess funds of approximately $1 million to the Class C-4 General Unsecured Creditors.

Litigation Trust Summary Judgments

On December 27, 2007, the litigation trust received favorable rulings on motions it filed in two cases in the US District Court For the Northern District of Illinois Eastern Division, against James Duncan and Lyssa Kaye Paul seeking summary judgments on their respective SIP note obligations. On January 31, 2008, the judge continued the matter to a hearing scheduled for March 6, 2008. At the hearing held on March 6, 2008, the judge allowed the plaintiffs to file certain additional defenses.  Additionally, the litigation trust has filed summary judgments against all of the remaining domestic SIP Claimants in the federal court action.  On June 12, 2008, the SIP Claimants filed their responses and, on August 8, 2008, the litigation trustee filed its reply.  As of the date of the filing, there has been no ruling by the court.

  Furthermore, the litigation trust has filed summary judgments against all of the SIP claimants who are defendants in the pending state court action.

Records Destruction and Transfer

On June 26, 2008, the Company obtained an order from the Bankruptcy court authorizing it to destroy or transfer certain of its stored paper and electronic records attributed to periods prior to January 1, 1997.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenue

Changes in total revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 were as follows (in thousands):

	Three months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2008	2007
Gain on sale of equity and warrant securities	$ 554	$ 1,159	(52%)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information.
Interest income	194	953	(80%)	Interest earned on cash balances.
Miscellaneous income	10	--	+100%	Miscellaneous receipts.
Foreign exchange gain	111	83	34%	Foreign entity liquidation.
Total Revenue	$ 869	$ 2,195	(60%)

Costs and Expenses

Changes in total costs and expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 were as follows (in thousands):

	Three months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2008	2007
Selling, general and administrative	$ 1,369	$ 1,820	(25%)	SG&A costs have decreased with the continued winddown of operations.
Contingent distribution rights	1,336	1,843	(28%)	(A)
Bad debt recoveries	(358)	(1,238)	(71%)	Collections & recoveries.
	$ 2,347	$ 2,425	(3%)

(A) The CDR expense is primarily the result of corresponding change in adjusted equity for the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

Income taxes

The Company recorded no U.S. federal income tax expense for the three months ended June 30, 2008 and nominal U.S. federal income tax benefit for the three months ended June 30, 2007.  The Company recorded a net income tax benefit for its Canadian subsidiary of approximately $457,000 for the three months ended June 30, 2008. See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

Net (Loss)/ Earnings

Net loss was approximately ($1,021,000), or ($0.25) per share-basic and diluted, for the three months ended June 30, 2008 compared to net loss of approximately ($210,000), or ($0.05) per share-basic and diluted, for the three months ended June 30, 2007.

Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2007

Revenue

Changes in total revenue for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 were as follows (in thousands):
	Nine months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2008	2007
Gain on sale of equity and warrant securities	$ 8,011	$ 5,639	42%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information.
Interest income	1,595	3,092	(48%)	Interest earned on cash balances.
Miscellaneous income	60	682	(91%)	Miscellaneous receipts.
Foreign exchange (loss)	43	63	(32%)	Foreign entity liquidation.
Total Revenue	$ 9,709	$ 9,476	2%

Costs and Expenses

Changes in total costs and expenses for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 were as follows (in thousands):

	Nine months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2008	2007
Selling, general and administrative	$ 4,273	$ 5,699	(25%)	SG&A costs have decreased with the continued winddown of operations.
Write-down of equity securities	1,325	--	+100%	Impairment of asset.
Contingent distribution rights	2,333	1,199	95%	(A)
Bad debt recoveries	(687)	(3,550)	(81%)	Collections & recoveries.
	$ 7,244	$ 3,348	+100%

(A) Increase in CDR expense is primarily the result of corresponding change in adjusted equity for the period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for a discussion on the potential liability of any future recoveries and distributions by the litigation trustee.

Income taxes

The Company recorded $105,000 in U.S. federal income tax expense for the nine months ended June 30, 2008 and $70,000 of income tax expense for the nine months ended June 30, 2007. The Company recorded income tax expense for its Canadian subsidiary of approximately $347,000 for the nine months ended June 30, 2008.  See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

Net Earnings

Net earnings were approximately $2,013,000, or $0.50 per share-basic and diluted, for the nine months ended June 30, 2008 compared to net earnings of approximately $6,058,000, or $1.50 per share-basic and diluted, for the nine months ended June 30, 2007.

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

At June 30, 2008, the Company had unrestricted cash and cash equivalents of approximately $58,418,000, an increase of approximately $10,249,000, compared to September 30, 2007. Net cash provided by operating activities for the nine months ended June 30, 2008 was approximately $10,217,000.

The Company's operating activities during the nine months ended June 30, 2008 were funded by cash on hand.  During the nine months ended June 30, 2008, approximately $7,840,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, approximately $2,298,000 was received from interest income and bad debt recoveries and approximately $4,864,000 was received from an income tax refund related to the Company's Canadian subsidiary. The Company's cash expenditures were primarily operating expenses of approximately $4,785,000 (principally professional services and compensation).

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

Gross cash distributions (including the redemption of the Company's Senior Notes and Subordinated Notes and dividends to date) related to general unsecured claims totaled $4.091 billion through June 30, 2008. The distributions funded claims allowed on the initial distribution date and the Disputed Claims Reserve where cash and Common Stock are being held pending the outcome of the remaining Disputed Claims. A portion of the original Disputed Claims have been allowed subsequent to the initial distribution date. As of July 31, 2008, there is approximately $1 million in cash and 1,600 shares in the Disputed Claims Reserve.  As of the date of this filing, all Disputed Claims have been resolved and a final supplemental distribution is planned in August 2008.  Additionally, on May 16, 2007, the Bankruptcy court ruled that the SIP related claims were subordinated claims based on the purchase or retention of equity, and therefore, not entitled to any payment from the Disputed Claim Reserve.

 With the withdrawal or dismissal of all the SIP related claims, the Disputed Interests Reserve consisting of approximately $3 million will be available for reallocation to the CDR holders in a future CDR distribution.

Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain former creditors of Comdisco, Inc. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company's emergence from bankruptcy on August 12, 2002. The gross distributions through June 30, 2008 of approximately $3.852 billion made to initially allowed claimholders equates to a present value of $3.650 billion on initially allowed claims of $3.628 billion. The associated percentage recovery has reached a present value recovery of 100% so future distributions will be shared between equity holders and CDR holders at the highest sharing percentage. Please refer to the Plan for more details on CDRs.

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

CDR Payment

There were no CDR payments during the current quarter. As of June 30, 2008, the Company has approximately 152,300,000 CDRs outstanding.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the sole director of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the material weakness discussed below, the sole director of the Company has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008.

In the conduct of the third quarter review, a material weakness was identified related to the Company’s reporting of non-routine transactions.  Specifically, the Company did not maintain effective policies and procedures to ensure that accurate reporting relating to non-routine transactions are identified and appropriately considered in the preparation of the financial statements.  This material weakness resulted in a misstatement in the Company’s preliminary consolidated financial statements as of and for the three months ended June 30, 2008, which was corrected prior to issuance.

This deficiency resulted in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Change in Internal Controls

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's third quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                In response to the material weakness noted above, the Company will implement a control which will require a more intensive review by internal staff and external advisors of the reporting of non-routine transactions for tax liabilities, including the impact of FIN 48.   The implementation of this procedure is expected to be completed by September 30, 2008.

PART II.                      OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Events" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the Litigation Trust, the withdrawal or resolution of Disputed Claims, the motion by the litigation trust to obtain summary judgments against certain SIP defendants, and the entry of an order allowing for the destruction and transfer of certain Company records.

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

Uncertainties Relating to the Wind-down of Operations

The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. The success of the Company's continuing wind-down of operations and implementation of the Order entered by the Bankruptcy court on April 15, 2004 is dependent on numerous factors, including the timing and amount of cash received from the monetization of its assets, the ability of the Disbursing Agent to fulfill the positions of the previous Board of Directors and executive officers and the ability of the Company to effectively consolidate its management structure and maintain its operations with limited personnel.

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

The estimated fair market value of the Company's equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of June 30, 2008, the current estimated fair market value is subject to significant concentration risk, as 85 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 50 percent of the estimated fair market value of the entire portfolio is concentrated in three individual companies.

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

COMDISCO HOLDING COMPANY, INC.

Dated: August 14, 2008	By: /s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)