Form 10-K
period 2008-09-30
COMDISCO HOLDING CO INC
filed 2008-12-15
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 000-499-68
COMDISCO HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-2066534
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
5600 North River Road
Rosemont, Illinois	60018
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (847) 698-3000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_ | No |X|

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $7 million based on its closing price per share of $9.70 on March 31, 2008. On March 31, 2008, there were 4,029,066 shares of common stock outstanding. No officer or director beneficially held shares of the Company’s Common Stock as of December 1, 2008. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at December 1, 2008
Common Stock, par value $0.01 per share	4,029,055

DOCUMENTS INCORPORATED BY REFERENCE: NONE

COMDISCO HOLDING COMPANY, INC.
2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

2008 ANNUAL REPORT ON FORM 10-K

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains, and our periodic filings with the Securities and Exchange Commission (the “SEC”) and written and oral statements made by the Company’s sole officer and director to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “foresee,” “looking ahead,” “is confident,” “should be,” “will,” “predicted,” “likely” or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan (as defined below), cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 1A, Risk Factors. Many of the risk factors that could affect the results of the Company’s operations are beyond our ability to control or predict.

Available Information

The Company’s website address is www.comdisco.com. The Company makes available through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC. The Company also makes available through the website its press releases, the Code of Conduct Applicable to its Chief Executive Officer and Authorized Representatives, the Employee Code of Conduct, the Audit Committee Charter and the Compensation Committee Charter, as well as contact information for the Audit Committee and an employee hotline number. Information contained on the Company’s website is not intended to be part of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY’S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE “PLAN”) AND RESTRICTIONS CONTAINED IN THE COMPANY’S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE

OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND DOWN CONTEMPLATED BY THE PLAN.

In this report on Form 10-K, references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.) and its predecessors, except in each case where the context indicates otherwise. References to “Comdisco, Inc.” mean Comdisco, Inc. and its subsidiaries, other than the Prism (as defined below) entities, prior to the Company’s emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

General Development of Business

Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. The Company’s business purpose is limited to the orderly sale or run-off of all its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. The Company expects total revenue and net cash provided by operating activities to continue to decrease until the wind down of its operations is completed; however the Company cannot accurately predict the actual net amount to be realized, or the timing of such realization, from the continued monetization of its assets.  Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company’s future performance.

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 1, 2008, the Company had a total of five employees (two full-time and three part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately ten former employees continue to periodically assist the Company on a consulting basis. During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for the periods prior to January 1, 1997.

On August 12, 2004, Randolph I. Thornton’s appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton performs the roles and responsibilities of the Board of Directors and officers of the Company, including all measures that are necessary to complete the administration of the reorganized debtors’ Plan and Chapter 11 cases. Mr. Thornton serves as Chief Executive Officer, President and Secretary and is the sole director and executive officer of the Company.

Reorganized Corporate History

On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy court for the Northern District of Illinois Eastern Division (the “Bankruptcy court”) (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under the Plan that became effective on August 12, 2002. Prior to the effective date of the Plan, Comdisco, Inc. formed Comdisco Holding Company, Inc., a Delaware corporation (the “Company” or “Comdisco Holding”). Comdisco, Inc. emerged as a wholly-owned subsidiary of Comdisco Holding. As a result, Comdisco Holding became the successor to Comdisco, Inc. A copy of the Plan for Comdisco, Inc., as well as other information related to distributions of cash and securities pursuant to the Plan, can be found in a Current Report on Form 8-K filed on August 9, 2002 with the SEC by Comdisco, Inc. A copy of the Plan was filed as an exhibit thereto.

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

Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (dissolved on September 27, 2004), which managed the sale and run-off of the Company’s reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc., which managed the sale and run-off of the Company’s reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (renamed Comdisco Ventures Fund A LLC), which managed the sale and run-off of the Company’s venture financing operations and assets (“Ventures”). The Company’s Corporate Asset Management, or CAM, group was responsible for the sale and run-off of certain corporate and leasing assets that remained after certain pre-emergence bankruptcy asset sales. The CAM group’s operations were managed through Comdisco, Inc.

Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries (“Prism”); as a consequence, Prism became a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which was itself a direct wholly-owned subsidiary of Comdisco, Inc. The assets of the Prism entities have been liquidated and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan. The Prism estates were closed by order of the Bankruptcy court on February 26, 2004.

General Terms of the Plan of Reorganization

As more fully described in the Plan, the Company’s business purpose is limited to the orderly sale or run-off of all of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

In very general terms, the Plan contemplated six different classes of claims against the Comdisco, Inc. bankruptcy estate:

•	“Class C-1” Claims. This class was comprised of secured claims against Comdisco, Inc.

•
“Class C-2” Claims. This class was comprised of certain priority claims against Comdisco, Inc., but did not include Administrative Claims or Priority Tax Claims (as each were defined in the Plan) although such claims had the same priority as Class C-2 Claims.

•
“Class C-3” Claims. This class was comprised of general unsecured convenience claims against Comdisco, Inc. that were $15,000 or less and claims in excess of $15,000, but whose holder elected to reduce his or her claims to $15,000 in the aggregate and have the reduced single claim reclassified as a general unsecured convenience claim.

•
“Class C-4” Claims. The largest class of claims against the Comdisco, Inc. bankruptcy estate, this class was comprised of general unsecured claims other than Class C-3 Claims and includes holders of Comdisco, Inc. notes, bonds, credit lines and other trade debt (the “C-4 creditors”).

•
“Class C-5A” Claims. This class was comprised of equity claims, consisting of holders of shares of Comdisco, Inc. common stock and other “Interests” as defined in the Plan. All shares of common stock of Comdisco, Inc. were cancelled on August 12, 2002 in accordance with the Plan.

•	“Class C-5B” Claims. This class was comprised of subordinated claims against Comdisco, Inc.

The Plan provided that holders of allowed Class C-1 Claims, allowed Class C-2 Claims, Administrative Claims and Priority Tax Claims were unimpaired. Class C-1 Claims primarily related to discounted lease rentals where the Company generated cash proceeds by selling the future rental payments for specific domestic lease contracts on a non-recourse basis.

On August 12, 2002, pursuant to the Plan, the Company, along with its direct wholly-owned subsidiary, Comdisco, Inc., co-issued variable rate senior secured notes due 2004 (the “Senior Notes”) in the principal amount of $400 million and 11 percent subordinated secured notes due 2005 (the “Subordinated Notes”) in the principal amount of $650 million. Further, on September 30, 2002, the Company issued 4.2 million shares of common stock, $0.01 par value per share (the “Common Stock”).

On September 30, 2002, the Company made an initial distribution to holders of allowed Class C-4 Claims based upon an aggregate allowed amount of approximately $3.628 billion. Allowed Claims for creditors in Class C-4 received a pro rata distribution comprised of cash, Senior Notes, Subordinated Notes, new Common Stock of the Company and rights to the Trust Assets (as defined below).

Allowed Claims for Class C-5A received contingent distribution rights (“CDRs”) that entitle holders to share at increasing percentages in the proceeds realized from the monetization of the Company’s assets based upon the present value of distributions made to the C-4 creditors in the bankruptcy estate of Comdisco, Inc. Pursuant to a Bankruptcy court order dated March 27, 2003, approximately 3.2 million CDRs are currently being held by the Company's  transfer agent and any distributions relating to these rights are being held by the estate of Comdisco, pending resolution of the Class C-5A Claims related to the shares purchased pursuant to Comdisco, Inc.’s Shared Investment Plan (“SIP”). Approximately 936,000 of the aforementioned CDRs related to Class C-5A have been assigned to the Litigation Trust (as defined in the Plan) in conjunction with settlements reached between the litigation trustee and approximately five of the 67 remaining senior managers (the “SIP Participants”) who participated in the SIP.

There were no Class C-5B Claims allowed, therefore CDRs related to such C-5B Claims were cancelled on August 14, 2008 and the funds held for those CDRs were reallocated to holders of CDRs related to Class C-5A Claims.  The 3,732,000 CDRs related to Class C-5B Claims were cancelled by the Company.  Additionally, 92,000 CDRs related to Class C-5A Claims have been cancelled during the bankruptcy by the Company.

As of September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates in determining the CDR liability.

As of September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

Information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section entitled “Contingent Distribution Rights” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Approximately $1.347 billion of outstanding claims as of the initial distribution were Disputed Claims. Pursuant to the Plan, the Company established a reserve for Disputed Claims in the amount of $450 million (the “Disputed Claims Reserve”) which was funded based upon a Bankruptcy court order granting authority to Comdisco, Inc. to estimate certain claims. The Disputed Claims Reserve was established to fund a claim once the claim was deemed an Allowed Claim so long as funds were available in the Disputed Claims Reserve.  As all Disputed Claims were resolved as of August 14, 2008, the Company closed the Disputed Claims Reserve and distributed the remaining balance of funds and shares in accordance with the Plan.

Historically, payments and distributions from the Disputed Claims Reserve were made as appropriate to the holder of any Disputed Claim that had become an Allowed Claim, on the next Quarterly Distribution Date (as defined in the Plan) after the date the Disputed Claim had become an Allowed Claim. Such distributions were based upon the cumulative distributions that would have been made to the holder of such a claim under the Plan if the Disputed Claim had been allowed on the Effective Date (as defined in the Plan) and were not limited by the Disputed Claim amounts previously reserved with respect to such Disputed Claim to the extent that additional amounts were available in the Disputed Claims Reserve. On each Quarterly Distribution Date, the Disputed Claims Reserve was reduced by an amount equal to the amount reserved with respect to each Disputed Claims that had been resolved during the period.

SIP Bankruptcy Claims: In February 1998, pursuant to the SIP, the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million (“SIP Guaranty Claim”). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. Proofs of Claim were filed by 48 of the SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company objected to such Proofs of Claim.  The Company was responsible for its legal fees and expenses related to these matters. Based on an order entered on May 16, 2007 by the Bankruptcy court subordinating the claims of the SIP Participants, any resolution would have been handled through the disputed interests reserve which was a specific pool of CDR’s allocated for any Allowed Claims in the C-5B Class. On September 20, 2007, the attorneys representing 43 of the SIP Claimants (the “Certain SIP Claimants”) filed a motion to withdraw their respective SIP Claims in the bankruptcy without prejudice. After negotiations among the parties, on November 8, 2007, the Bankruptcy court entered an order that allowed for the withdrawal of their SIP Claims without prejudice subject to specific conditions. Such conditions include a bar to refiling, amending or reinstating the SIP Claims, or any other claims related to the SIP and execution of a covenant not to sue.  As of July 23, 2008, all SIP Participants (or their respective bankruptcy trustees) who filed Proofs of Claims have withdrawn such claims and/or the claims have been dismissed by the Bankruptcy court.

 Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP be placed in a trust for the benefit of C-4 creditors (the “Trust Assets”). Under the Plan the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan). The litigation trustee has commenced both state and federal lawsuits to collect on such SIP Participants’ promissory notes. Five of the 67 SIP Participants filed personal bankruptcy. Also, two SIP Participants who previously settled with the Company were transferred to the Litigation Trust because of their inability to fulfill the terms of their respective agreements and the litigation trustee has commenced lawsuits against them. One of these two SIP Participants has settled with the Litigation Trust. On September 24, 2008, a Federal District judge entered summary judgments against twenty-seven of the SIP Participants on their respective SIP Note obligations and the Litigation Trust is commencing collection actions against them.  As of the date of this filing, the SIP Participants have filed appeals on those judgments.  Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and Litigation Trust agreement. The Litigation Trust files periodic reports with the Bankruptcy court. The Company has a limited indemnification obligation to the litigation trustee under the Litigation Trust agreement.

SIP Joinder Action: As reported at Item 3. LEGAL PROCEEDINGS, a lawsuit was filed by certain SIP Participants against certain directors of the former Comdisco, Inc. The lawsuit was filed by 38 of the SIP participants as a joinder action. The matter has been referred to the former Comdisco, Inc.’s directors and officers insurance policy carriers. The Company may owe a duty of indemnification to some of the defendant directors. See Recent Developments “SIP Joinder Action” for additional information.

Changes in Governance

On April 15, 2004, the Bankruptcy court entered an order (the “Order”) granting the motion (the “Motion”) that was filed on February 17, 2004 by the Company in furtherance of the Plan. A copy of the Motion was furnished to the SEC on a Form 8-K pursuant to Item 9 on February 18, 2004. The Company also included a copy of the Motion in its Report to Stakeholders, dated March 2, 2004, that was distributed to holders of the Company’s common stock, CDRs, and Disputed Claims remaining in the bankruptcy and also certain other interested parties.

Pursuant to and in furtherance of the Order, on August 12, 2004, the following occurred: The officers of the Company resigned their respective officer positions; the Board of Directors appointed Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc.; the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate”) with the State of Delaware amending the Certificate to provide for a Board of Directors consisting of one member; four of the five individuals serving on the Board of Directors resigned their position as Directors (Randolph I. Thornton did not resign and continues as the sole director); and Randolph I. Thornton’s appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors’ Plan and Chapter 11 cases.

On May 1, 2008, Randolph I. Thornton appointed the following employees, Robert E. T. Lackey, Deborah L. Dompke, Susan Long, Mary Ann Bolster and Michael J. Salerno, as Authorized Representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company and report directly to him. Approximately ten former employees continue to periodically assist the Company on a consulting basis.

Filing of Certificate of Dissolution

Pursuant to and in furtherance of the Order, the Company filed on August 12, 2004 a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish Comdisco Holding Company, Inc.’s corporate existence with the State of Delaware except for the purpose of completing the wind down contemplated by the Plan.

Narrative Description of Business

General

Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company’s business activities have been limited to the orderly sale or run-off of all its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company’s assets.

Principal Business Location

The Company’s operations are primarily conducted through its principal office in Rosemont, Illinois which occupies leased short-term furnished executive office space.

Customers and Competition

Due to the Company’s limited business purpose, the Company does not expect to be dependent upon a single customer or group of customers to generate future investment or revenue opportunities. In addition, the Company’s reorganization plan specifically prohibits the Company from engaging in any business activities inconsistent with its limited business purpose.

Employees

On September 30, 2008, the Company had five U.S. employees (two full-time and three part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately ten former employees continue to periodically assist the Company on a consulting basis.

Other

The Company does not own any patents, trademarks, licenses, franchises or concessions that it considers to be material to the Company’s businesses.

The Company’s businesses are not seasonal; however, quarter-to-quarter results from operations can vary significantly.

Because of the nature of the Company’s business, the Company is not required to carry significant amounts of inventory either for delivery requirements or to assure continuous availability of goods from suppliers.

Financial Information about Geographic Areas

See Note 13 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for information about foreign and domestic operations.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company confronts. Additional risks and uncertainties not presently known to it or that it currently deems immaterial also may impair the Company’s business operations and the implementation of the Plan. If any of the following risks actually occurs, the Company’s business, financial condition, operating results and the implementation of the Plan could be materially adversely affected.

Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan

The Company has incurred and will continue to incur significant costs associated with the administration of the estate of Comdisco, Inc. and in completing the wind down of operations. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and on the Company’s cash position.

The Company’s post-bankruptcy business plan is limited to an orderly run-off or sale of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business plan. This business plan is based on numerous assumptions including the anticipated future performance of the Company in running off its operations, the time frame for the run-off, general business and economic conditions, and other matters, many of which are beyond the control of the Company and some of which may not materialize. As a result, the Company’s ability to effectively complete this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of this Annual Report may affect the actual financial results of the Company’s operations.

Uncertainties Relating to the Wind Down of Operations

The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. The success of the Company’s continuing wind down of operations and implementation of an Order entered by the Bankruptcy court authorizing the organizational systems infrastructure wind down is dependent on numerous factors, including the timing and amount of cash received from the monetization of its assets, the ability of the Disbursing Agent to fulfill the positions of the previous Board of Directors and executive officers and the ability of the Company to effectively consolidate its management structure and maintain its operations with limited personnel.

Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights

As the present value of distributions to certain C-4 creditors have reached the 100% threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive payments from the Company equal to 37% of each dollar available to be distributed to Comdisco stakeholders in accordance with the Plan. All payments by the Company in respect of CDRs are made from the Company’s available cash-on-hand and not from funds distributed by the Litigation Trust. The Company expects to maintain cash reserves sufficient to make any required payments pursuant to its CDR liability arising from either the Company’s equity or net distributions from the Litigation Trust.  Any actual net distributions by the Litigation Trust to the C-4 creditors will increase the Company’s liability to CDR holders.  As of the date of this filing, a reasonable estimate of future net distributions is not determinable.

Uncertainties Inherent in the CDR Liability Calculation

The CDR liability is management’s estimate of the amount of the net equity of the Company to be shared by holders of CDRs at the sharing percentage of 37%. The formula used to calculate the net equity of the Company includes variables (e.g. future operating costs and expenses, estimated future interest income, estimated recoveries, actual asset values realized, currency fluctuations, etc.) which are not under the control of the Company. Such variables are inherently uncertain due to the impact of influences such as time, inflation or deflation, interest rate changes, foreign currency exchange rate changes, third party credit risks, international and domestic events, court or tax rulings contrary to the Company’s expectations, and timing and amounts of distributions to C-4 creditors by the Litigation Trust.

Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio

The determination of the fair value of the remaining portfolio of the Company is management’s estimate of such fair value at a moment in time based on information available to management at that time. The estimate of fair value is inherently uncertain due to external factors that could impact the value of assets remaining in the portfolio. Some of the external factors include time, inflation and deflation, changes in interest and foreign currency exchange rates, third party credit risks, domestic and international events, court or tax rulings contrary to the Company’s expectations, and liquidation events in the equity portfolio.

The Company’s Liquidity is Dependent on a Number of Factors

The Company’s liquidity generally depends on cash on hand and cash provided by operating activities. The Company’s cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of equity securities, global economic and political conditions, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets.

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.

The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of September 30, 2008, 88 percent of the estimated fair market value of the entire portfolio is concentrated in 10 individual companies and approximately 61 percent of the estimated amount is in three individual companies.

Uncertainties in Collections and Recoveries

The Company believes that its collections and recoveries on accounts previously written off could provide future but diminishing cash flows. The amount and timing of such collections and recoveries are dependent upon many factors including any offsets or counterclaims that may be asserted against the Company and the ability of a former lessee or debtor or its respective estate to pay the claim or any portion thereof. Some of these factors are beyond the control of the Company.

The Payment of Dividends and Distributions

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its asset portfolios, the Company expects to generate funds from the sale or run-off of its asset portfolios at a decreasing rate over time. The Company has material restrictions on its ability, and does not expect or intend, to make any significant investments in new or additional assets. Accordingly, the amount of funds potentially available to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs is limited to the funds in excess of the Company’s liabilities that may be generated from the remaining asset portfolios.

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

Limited Public Market for Common Stock

There is currently a limited public market for the Company’s Common Stock. Holders of the Company’s Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company’s book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company’s business performance, its limited business purpose, industry dynamics, news announcements or changes in general economic conditions.

Limited Public Market for Contingent Distribution Rights

There is currently a limited public market for the Company’s CDRs. Holders of the Company’s CDRs may, therefore, have difficulty selling their CDRs, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any CDRs which may be purchased may be sold without incurring a loss. Any such market price of the CDRs may not necessarily bear any relationship to the Company’s book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the CDRs in the future. Further, the market price of the CDRs may be volatile depending on a number of factors, including the status of the Company’s business performance, industry dynamics, news announcements or changes in general economic conditions.

Impact of Interest Rates and Foreign Exchanges Rates

Increases in interest rates could impact the value of certain of the Company’s assets and a strengthening of the US dollar could impact the value of the Company’s remaining net foreign assets consisting primarily of tax receivables and tax liabilities, a bank guarantee in the Netherlands and recoveries on three former leases in Europe.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Since October 31, 2004, the Company has leased short-term furnished executive office space for all of its operations at 5600 N. River Road in Rosemont, Illinois. The terms of its rental agreement provide the Company with the ability to match its actual leased space with its declining space requirements.  The Company does not own any property.

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Proceeding

The Company continues to appear before the Bankruptcy court from time to time to clarify and administer Plan matters and the wind down of the operations of the Company.

SIP Joinder Action

On January 27, 2006, certain of the SIP participants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006.  At the hearing held on March 11, 2008, the judge dismissed the complaint with leave for the plaintiffs to replead by April 8, 2008. On April 2, 2008, the plaintiffs filed a motion to transfer the case to another judge, which was denied at a hearing held on April 7, 2008. The plaintiffs filed an emergency motion on April 8, 2008 to extend the filing date for their amended complaint. At a hearing held on April 8, 2008, the judge granted the plaintiffs until June 9, 2008 to file their amended complaint.  On June 4, 2008, the plaintiffs filed a motion to further extend the filing date of their amended complaint. At a hearing held on June 16, 2008, the judge dismissed the matter without prejudice for want of prosecution.  On July 17, 2008, the plaintiffs filed a motion to vacate and sought leave to file their First Amended Complaint.  A hearing was held on August 12, 2008, at which the court set a briefing schedule. On September 9, 2008, the plaintiffs filed a Motion for a Stay of the proceedings pending the ruling by the federal district court judge on motions for summary judgment by the litigation trustee. Subsequent to the rulings by the federal district court judge in favor of the litigation trustee, a hearing was held on November 14, 2008 at which the judge set December 15, 2008 as the date for the defendants to file their Motions to Dismiss the First Amended Complaint.  Additionally, the judge scheduled a hearing on December 23, 2008 to set a briefing schedule on the Motions to Dismiss.

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

Litigation Trust Termination Motion

On March 16, 2006, a motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the Bankruptcy court judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy court judge's denial of their motion. On January 30, 2007, the federal district court judge affirmed the denial of the motion. The SIP Claimants appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties briefed the appeal and oral arguments were held before the Appellate Court on November 26, 2007.  On August 13, 2008, the Appellate Court ruled and dismissed the appeal for want of jurisdiction. As of the date of this filing, there have been no further proceedings on this matter.

Distribution of Funds from the Disputed Claims Reserve

The final two allowed claims were distributed on November 14, 2007 and July 10, 2008 and the final supplemental distribution of the excess funds of approximately $1 million was paid to the C-4 creditors on August 14, 2008.  The Company closed the Disputed Claims Reserve on August 14, 2008.

Litigation Trust Summary Judgments

On September 24, 2008, a federal district court judge entered summary judgments in favor of the Litigation Trust against twenty-seven of the SIP Participants on their respective SIP Note obligations.  The Litigation Trust has commenced collection actions. As of the date of this filing, the SIP participants have filed appeals on those judgments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended September 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the September 30, 2002 initial distribution under the Plan, the Company issued approximately 3.74 million shares of Common Stock to holders of Allowed Claims in Class C-4. Also, approximately 460,000 additional shares of Common Stock were deposited in the Disputed Claims Reserve for future distribution pending the outcome of Disputed Claims.  The last 1,600 shares in the Disputed Claims Reserve were distributed during two allowed claim distributions on November 14, 2007 and on July 10, 2008 and a final supplemental distribution on August 14, 2008.  The Company’s Common Stock currently trades on the Over-the-Counter Bulletin Board system under the symbol “CDCO.OB”. In addition, the Contingent Distribution Rights currently trade on the Over-the-Counter Bulletin Board system under the symbol “CDCOR.OB”. Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

The Plan authorizes, but does not require, the issuance of additional shares of the Company’s Common Stock to make distributions to holders of CDRs. The Company has chosen to distribute cash to holders of CDRs in lieu of shares of Common Stock (see discussion following for distributions made to holders of CDRs). More information on distributions to holders of CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section Contingent Distribution Rights in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock

As of December 1, 2008, there were 260 shareholders of record of the Company’s Common Stock. The following table sets forth the dividend adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2008 and 2007.

2008				2007
Quarter	High	Low	Dividends	High	Low	Dividends
First	$12.00	$9.11	--	$12.14	$10.78	$6.39
Second	10.00	6.61	--	12.75	11.31	--
Third	10.88	9.30	--	14.00	12.30	--
Fourth	10.01	9.01	--	14.56	12.00	--

The Company’s transfer agent and registrar is BNY Mellon Shareowner Services, 480 Washington Boulevard Jersey City, New Jersey, 07310. The shareholder relations telephone number is (800) 851-9677 and the internet address is http://www.melloninvestor.com.

The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company’s Common Stock were as follows (in thousands):

Aggregate Payment
May 2003	$ 307,773
June 2003	60,019
September 2003	199,782
December 2003	50,365
May 2004	48,267
March 2005	52,447
January 2006	20,172
December 2006	25,748
$ 764,573

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2008, there were 2,101 holders of record of the Company’s CDRs, 148,448,188 outstanding CDRs and the percentage of sharing was 37%.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from either the Company’s equity or actual net distributions from the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

 Aggregate total distributions with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
Total CDR payments before reallocation	$118,164	$.77616
September 2008 reallocation	$--	$.01984
Total CDR payments	$118,164	$.79600

Comdisco Holding Company, Inc. approved a cash payment of $0.00602 per right on its CDRs, paid on September 25, 2008 to CDR holders of record on September 15, 2008.  This distribution related to the August 14, 2008 supplemental distribution of excess funds from the Disputed Claims Reserve to C-4 creditors with Allowed Claims.

Comdisco Holding Company, Inc. approved a reallocation of $0.01984 per right or $2,945,000 in the aggregate plus accrued interest of $0.00266 per right or $395,000 in the aggregate on its CDRs, paid on September 25, 2008 to CDR holders of record on September 15, 2008.  This reallocation related to cash balances formerly held in reserve for the disputed interests reserve for Class C-5B Claims.

See “Critical Accounting Policies” and “Contingent Distribution Rights” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the CDR liability.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no repurchases of Common Stock in the fourth quarter of fiscal 2008. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2008. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors Relating to the Company.”

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY’S PLAN AND RESTRICTIONS CONTAINED IN THE COMPANY’S CERTIFICATE OF INCORPORATION, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND DOWN CONTEMPLATED BY THE PLAN.

AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY’S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

General

The Company’s operations continued to slow considerably during fiscal year 2008 compared to prior years. The Company’s periodic billing continued to decline and assets at September 30, 2008 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and equity securities is uncertain. In certain cases, tax receivables will not be processed until a tax audit is conducted. The equity securities portfolio requires liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts, if any, will be in excess of the carrying value of these assets because the leases were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants (collectively “Equity Investments”). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value.  Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 7 of Notes to Consolidated Financial Statements and “Critical Accounting Policies”. It is management’s expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2008. The Company estimates that the realizable value, net of fees and sharing with Windspeed (see discussion below), at September 30, 2008 for its common stock, preferred stock and warrants in private companies is approximately $2,958,000. The Company’s estimate of fair value was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004. As reported on Form 8-K filed by the Company on April 11, 2006, the management agreement was extended for an additional two years, to February 20, 2009. There is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management’s expectations are subject to the risk factors discussed in Item 1A. Risk Factors, particularly the risk factor entitled “Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities.”

Collections and recoveries: The Company has potential collections and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recovery. The Company’s cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A. Risk Factors, particularly the risk entitled “Uncertainties in Collections and Recoveries.”

Subsidiaries:  The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to five subsidiaries as of December 1, 2008. To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.

Disputed Claims relating to the Comdisco, Inc. Bankruptcy estate

Since emerging from bankruptcy proceedings on August 12, 2002, the Company has focused on the resolution of Disputed Claims. Upon emergence, and pursuant to the Plan, the Company established a Disputed Claims Reserve for Disputed Claims estimated in the amount of $450 million.  As of August 14, 2008, the Company has resolved all Disputed Claims and closed the Disputed Claims Reserve and distributed all the funds and shares in accordance with the Plan.

Trust Assets and Litigation Trust

Pursuant to the Plan, the Litigation Trust is solely responsible for collecting from, and has filed lawsuits against, all SIP Participants who had not accepted relief. Any judgments against the SIP Participants, net of fees and expenses, are considered Trust Assets as defined in the Plan, and will be distributed by the Litigation Trust in accordance with the Plan. The Litigation Trust files periodic reports with the Bankruptcy court.  These reports provide more information on the litigation.

Holders of CDRs will earn an amount resulting from any distributions from the net proceeds of Trust Assets to C-4 creditors in accordance with the Plan. The Litigation Trust is solely responsible for distributing the net proceeds from Trust Assets to C-4 creditors, while the Company is solely responsible for making CDR payments.  The Company maintains sufficient cash reserves for the potential CDR liability related to its equity and to potential net distributions by the Litigation Trust. The outcome and the timing of the actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments. See this Item 7 below for “Critical Accounting Policies” and Item 1A. “Risk Factors” for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights”, “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

Emergence from Bankruptcy

Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company’s business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company’s assets.

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Payments to CDR holders were $893,000 in the fiscal year ended September 30, 2008 and $29,694,000 in the fiscal year ended September 30, 2007.   In addition, the Company reallocated $2,945,000 plus accrued interest of $395,000 to CDR holders related to cash balances formerly held in reserve for the disputed interests reserve for Class C-5B Claims. See Item 1 General Terms of the Plan of Reorganization and Part II, Item 5.  There were no dividends paid during the fiscal year ended September 30, 2008 and $25,748,000 was paid in the fiscal year ended September 30, 2007.

Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

The Company maintains sufficient cash reserves for the potential CDR liability related to its equity and to potential recoveries and net distributions by the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See Item 7 below for “Critical Accounting Policies” and Item 1A. “Risk Factors” for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights”, “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated financial statements.

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

The Company believes the following to be among the most critical judgment areas in the application of its accounting policies:

•
CDRs and CDR Liability: The Plan entitled holders of Comdisco Holding’s CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors pursuant to the bankruptcy estate of Comdisco, Inc.

As of September 30, 2008, management has revised the estimate of its liability to holders of CDRs as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year 2008.  This resulted in an increase to the CDR liability of $4.7 million.  The estimate of the CDR liability is accounted for in accordance with the provisions of Statement of Financial and Accounting Standards No. 5, Accounting For Contingencies (“SFAS No. 5”). Under SFAS No. 5, a liability must be booked that is probable and reasonably estimable as of the balance sheet date.

The amount due to CDR holders had been based on the amount and timing of distributions to certain C-4 creditors and was impacted by both the value received from the orderly sale or run-off of Comdisco Holding’s assets and the resolution of Disputed Claims then pending in the bankruptcy estate of Comdisco, Inc. The amount did not reflect any potential recoveries and actual net distributions by the litigation trustee to the C-4 creditors (as such additional recoveries and distributions, if any, were neither probable nor reasonably estimable at that time).

The Company was not able to reasonably estimate either the ultimate value to be received for the remaining assets or the impact of the recoveries and net distribution by the Litigation Trust to C-4 creditors.  Accordingly, the Company did not forecast these outcomes in calculating the liability.

Instead, the CDR liability calculation considered the Company’s book equity value as the basis for remaining asset value, reduced for estimated future operating expenses. During the fiscal year ended September 30, 2008, the Company continued to forecast its operating expenses to allow for projected costs related to the ongoing liquidations of the Company’s remaining assets.

In addition, prior to September 30, 2008, the liability for CDRs was calculated assuming Disputed Claims were allowed at the amount estimated for the Disputed Claim. Any estimates exceeding the Allowed Claims would have been considered disallowed for purposes of the CDR liability. The amounts due to CDR holders would have been greater to the extent that Disputed Claims were disallowed. The disallowance of a Disputed Claim resulted in a distribution from the Disputed Claims Reserve to previously allowed creditors that was entirely in excess of the minimum percentage recovery threshold, above which recoveries to C-4 creditors were shared with CDR holders. In contrast, the allowance of a Disputed Claim resulted in a distribution to a newly allowed creditor that was only partially in excess of the minimum percentage recovery threshold.

As of August 14, 2008, all Disputed Claims have been resolved and the Disputed Claim Reserve has been closed and remaining funds and shares were distributed according to the Plan.

As of September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered reasonably estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates in determining the CDR liability.

As of September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

•
Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in approximately 65 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Equity Investment Portfolio, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company’s equity investments in private companies was approximately $1,156,000 at September 30, 2008.

•
Income Taxes: Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). The impact of adopting this standard is discussed in Note 6 Income Taxes of Notes to Consolidated Financial Statements.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. Please refer to the Company’s consolidated financial statements and notes thereto which contain the Company’s significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Basis of Presentation

In this annual report on Form 10-K, references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries and Comdisco Ventures, Inc. (renamed to Comdisco Ventures Fund A LLC), and its predecessors, except in each case where the context indicates otherwise. References to “Comdisco, Inc.” mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company’s emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

Recent Developments

Claims Status Report

On October 30, 2008, the Company delivered a Claims Status Report to the Bankruptcy court that reported a summary of events that occurred in the fourth quarter of fiscal year 2008.  The Company reported that (i) all of the Disputed Claims had been resolved, (ii) it had closed the Disputed Claims Reserve and distributed the remaining funds and shares in the Disputed Claims Reserve in accordance with the Plan, (iii) the CDR holders sharing threshold of 37% had been achieved, and (iv) the litigation trustee had obtained summary judgments against 27 of the SIP Participants on their respective SIP note obligations. The Company further advised the Bankruptcy court  that, given the foregoing events the methodology for calculating CDR liability based on a net present value recovery to C-4 creditors was no longer relevant for estimation of the CDR liability. The Company further advised the Bankruptcy court that, in the continuing implementation of the Plan as of September 30, 2008 and on a going forward basis, the CDR liability would be calculated based on the net equity of the Company and that it would be making appropriate disclosures with respect thereto in its public filings.

Change in Accounting Estimate for CDR Liability

As of September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates in determining the CDR liability.

As of September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

SIP Joinder Action

On January 27, 2006, certain of the SIP participants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006. At the hearing held on March 11, 2008, the judge dismissed the complaint with leave for the plaintiffs to replead by April 8, 2008. On April 2, 2008, the plaintiffs filed a motion to transfer the case to another judge, which was denied at a hearing held on April 7, 2008. The plaintiffs filed an emergency motion on April 8, 2008 to extend the filing date for their amended complaint. At a hearing held on April 8, 2008, the judge granted the plaintiffs until June 9, 2008 to file their amended complaint.  On June 4, 2008, the plaintiffs filed a motion to further extend the filing date of their amended complaint. At a hearing held on June 16, 2008, the judge dismissed the matter without prejudice for want of prosecution.  On July 17, 2008, the plaintiffs filed a motion to vacate and sought leave to file their First Amended Complaint.  A hearing was held on August 12, 2008, at which the court set a briefing schedule. On September 9, 2008, the plaintiffs filed a Motion for a Stay of the proceedings pending the ruling by the federal district court judge on motions for summary judgment by the litigation trustee. Subsequent to the rulings by the federal district court judge in favor of the litigation trustee, a hearing was held on November 14, 2008 at which the judge set December 15, 2008 as the date for the defendants to file their Motions to Dismiss the First Amended Complaint.  Additionally, the judge scheduled a hearing on December 23, 2008 to set a briefing schedule on the Motions to Dismiss.

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

Litigation Trust Termination Motion

On March 16, 2006, a motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the Bankruptcy court judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy court judge's denial of their motion. On January 30, 2007, the federal district court judge affirmed the denial of the motion. The SIP Claimants appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties briefed the appeal and oral arguments were held before the Appellate Court on November 26, 2007.  On August 13, 2008, the Appellate Court ruled and dismissed the appeal for want of jurisdiction. As of the date of this filing, there have been no further proceedings on this matter.

Distribution of Funds from the Disputed Claims Reserve

The final two allowed claims were distributed on November 14, 2007 and on July 10, 2008 and the final supplemental distribution of the excess funds of approximately $1 million was paid to the C-4 creditors on August 14, 2008.  The Company closed the Disputed Claims Reserve on August 14, 2008.

CDR Payment

Comdisco Holding Company, Inc. approved a cash payment of $0.00602 per right on its CDRs, paid on September 25, 2008 to CDR holders of record on September 15, 2008.  This distribution related to the August 14, 2008 supplemental distribution of excess funds from the Disputed Claims Reserve to C-4 creditors with Allowed Claims.  This distribution was based on a greater than 100% present value recovery to C-4 creditors as defined in the Plan.

Comdisco Holding Company, Inc. approved a reallocation of $0.01984 per right or $2,945,000 in the aggregate plus accrued interest of $0.00266 per right or $395,000 in the aggregate on its CDRs, paid on September 25, 2008 to CDR holders of record on September 15, 2008.  This reallocation related to cash balances formerly held in reserve for the disputed interests reserve for Class C-5B Claims.

Litigation Trust Summary Judgments

On December 27, 2007, the Litigation Trust received favorable rulings on motions it filed in two cases in the US District Court for the Northern District of Illinois Eastern Division, against James Duncan and Lyssa Kaye Paul seeking summary judgments on their respective SIP note obligations. On January 31, 2008, the federal district court judge continued the matter to a hearing scheduled for March 6, 2008. At the hearing held on March 6, 2008, the federal district court judge allowed the plaintiffs to file certain additional defenses.  Additionally, the Litigation Trust has filed summary judgments against all of the remaining domestic SIP participants in the federal district court action.  On June 12, 2008, the SIP participants filed their responses and, on August 8, 2008, the litigation trustee filed its reply.  On September 24, 2008, the federal district court judge granted the litigation trustee summary judgments against 27 of the SIP participants on their respective SIP note obligations. The litigation trustee has commenced collection actions.  As of the date of this filing, the SIP participants have filed appeals of those judgments.

Additionally, the Litigation Trust has filed summary judgments against all of the SIP participants who are defendants in the pending state court action.

Records Destruction and Transfer

On June 26, 2008, the Company obtained an order from the Bankruptcy court authorizing it to destroy or transfer certain of its stored paper and electronic records attributed to periods prior to January 1, 1997. The Company has commenced the destruction or transfer of the records.

Results of Operations

Certain reclassifications and immaterial corrections have been made to the prior period financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements.

Fiscal Year Ended September 30, 2008 Compared to the Fiscal Year Ended September 30, 2007

Revenue (in thousands)	Year ended September 30,		Percent Increase
	2008	2007	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$ 8,198	$ 5,882	39%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	1,962	4,018	(51%)	Interest earned on cash balances. (B)
Miscellaneous income	76	1,012	(92%)	Miscellaneous receipts. (C)
Foreign exchange gain/(loss)	(95)	103	(+100%)	Foreign entity liquidation.

Total Revenue	$ 10,141	$ 11,015	(8%)

A)
The increase in gains on sale of equity holdings for the year ended September 30, 2008 relates to an increase in the liquidations of positions in public companies from October 1, 2007 through September 30, 2008.

B)	Interest income earned in the fiscal year ended September 30, 2008 is lower due to lower interest rates.

C)	Miscellaneous receipts in the fiscal year ended September 30, 2007 include proceeds from the sale of the day care building.

Costs and Expenses (in thousands)	Year ended September 30,		Percent Increase
	2008	2007	(Decrease)	Explanation of Change
Selling, general and administrative	$ 5,693	$ 7,008	(19%)	SG&A costs have decreased with the continued wind-down of operations.
Write-down of privately held securities	1,564	--	N/A	(A)
Contingent distribution rights	8,896	809	+100%	(B)
Bad debt recoveries	(1,336)	(4,317)	(69%)	Collections & recoveries. (C)
	$ 14,817	$ 3,500	+100%

(A)
The increase in write-down of privately held securities during the fiscal year ended September 30, 2008 is due to one company who ultimately filed for Assignment for Benefit of Creditors.  See Item 7 “Critical Accounting Policies” for more information.

(B)
As a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended September 30, 2008, the Company’s management revised the estimate of its liability to CDR holders as of September 30, 2008.  See Item 7 “Critical Accounting Policies” for more information.

(C) The decrease in proceeds during the fiscal year ended September 30, 2008 is due to lower collections in the remaining portfolio of potential recoveries.

Selling, General and Administrative Expenses

The following table summarizes selling, general and administrative expenses (in thousands):

	Year ended September 30,
	2008	2007
Compensation and benefits	$ 2,323	2,677
Outside professional services	2,583	3,858
Other expenses	787	473
	$ 5,693	$ 7,008

Income Taxes

See Note 6 of Notes to Consolidated Financial Statements for details about the Company’s income tax provision. Income taxes are subject to the risk factor “The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions” discussed in Item 1A. Risk Factors.

During the fiscal years ended September 30, 2008 and 2007, the Company recorded US tax expense of $89,000 and $88,000, respectively.

During the fiscal year ended September 30, 2008, the Company recorded a $207,000 tax expense for its Canadian operations as a result of increased interest accruals.  During the fiscal year ended September 30, 2007, the Company recorded a tax benefit of approximately $552,000 related to its Canadian operations, primarily as a result of significant progress in the settlement of certain income tax liabilities with Canadian tax authorities.

During the fiscal year ended September 30, 2008, the Company recorded a tax benefit of approximately $88,000 related to its Mexican subsidiary, primarily as a result of an asset tax refund.

Net (Loss) Earnings

Net loss was approximately $(4,884,000), or $(1.21) per share-basic and diluted, for the fiscal year ended September 30, 2008 compared to net earnings of approximately $7,980,000, or $1.98 per share-basic and diluted, for the fiscal year ended September 30, 2007.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

Liquidity and Capital Resources

The Company’s liquidity generally depends on cash on hand and cash provided by operating activities. The Company’s cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of equity securities, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets. All funds generated from the collection of remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

At September 30, 2008, the Company had unrestricted cash and cash equivalents of approximately $57,554,000, an increase of approximately $9,385,000 compared to September 30, 2007. Net cash provided by operating activities for the fiscal year ended September 30, 2008 was $9,353,000. Net cash provided by financing activities was $32,000 for the fiscal year ended September 30, 2008.

The Company’s operating activities during the fiscal year ended September 30, 2008 were funded by cash on hand. During the year, approximately $8,037,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio.  Additionally, approximately $4,859,000 of tax receipts were received related to the Company’s Canadian subsidiary and approximately $3,326,000 of proceeds were received from interest income and bad debt recoveries. The Company’s cash expenditures were primarily operating expenses of $5,976,000 (principally professional services and compensation), and payments of $893,000 to CDR holders.

The Company’s current and future liquidity depends on cash on hand, interest income, recoveries, proceeds from the sale of Equity Investments and collection on remaining assets. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

Net cash provided by operating activities was $9,353,000 in fiscal year 2008 compared to net cash used by operating activities of $23,245,000 in fiscal year 2007.

Dividends

The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company’s Common Stock were as follows (in thousands):

Aggregate Payment
May 2003	$307,773
June 2003	60,019
September 2003	199,782
December 2003	50,365
May 2004	48,267
March 2005	52,447
January 2006	20,172
December 2006	25,748
$764,573

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2008, the sharing percentage was 37% which is the maximum sharing percent and there were 2,101 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from either the Company’s equity or potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

 Aggregate total distributions with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
Total CDR payments before reallocation	$118,164	$.77616
September 2008 reallocation	$ --	$.01984
Total CDR payments	$118,164	$.79600

The Company approved a cash payment of $0.00602 per right on its CDRs, payable on September 25, 2008 to CDR holders of record on September 15, 2008.  This distribution related to the August 14, 2008 supplemental distribution of excess funds from the Disputed Claims Reserve to C-4 creditors with Allowed Claims.

The Company approved a reallocation of $0.01984 per right in the aggregate or $2,945,000 plus accrued interest of $0.00266 per right or $395,000 in the aggregate on its CDRs, payable on September 25, 2008 to CDR holders of record on September 15, 2008.  This reallocation related to cash balances formerly held in reserve for the disputed interests reserve for Class C-5B Claims.

Gross cash distributions related to general unsecured creditors totaled $4.093 billion through December 1, 2008. The distributions funded claims allowed on the initial distribution date and subsequent allowed claims and the Disputed Claims Reserve where cash and Common Stock were being held pending the outcome of the remaining Disputed Claims. As of August 14, 2008, approximately $1 million in cash and the remaining 1,300 shares in the Disputed Claims Reserve were distributed in accordance with the Plan and the Disputed Claims Reserve was closed by the Company.

Pursuant to the Rights Agent Agreement that established the terms of the CDRs distributed in accordance with the Plan, the Company agreed to provide information in its annual and quarterly reports regarding the Present Value of Distributions (as defined in the Rights Agent Agreement) made to certain C-4 creditors. The Present Value of Distributions calculation requires the Company to discount the cash distributions to the initially allowed claimholders from the date the distribution is made to the date of the Company’s emergence from bankruptcy on August 12, 2002. The gross distributions through December 1, 2008 of approximately $3.852 billion made to initially allowed claimholders equates to a present value of $3.649 billion on initially allowed claims of $3.628 billion. The associated percentage recovery has reached a present value recovery of greater than 100% therefore future distributions will be shared between equity holders and CDR holders at the highest sharing percentage which is 37%. Please refer to the Plan for more details on CDRs.

As of September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates in determining the CDR liability.

As of September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

Recently Issued Professional Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to evaluate the effect the adoption of SFAS 157 will have on its financial condition or results of operations for its fiscal year ending September 30, 2009 but the Company does not believe that the impact will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective October 1, 2007.

/s/ KPMG LLP

Chicago, Illinois
December 15, 2008

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year ended September 30,	Year ended September 30,
	2008 (A)	2007 (A)
Revenue
Gain on sale of equity and warrant securities	$ 8,198	$ 5,882
Interest income	1,962	4,018
Miscellaneous income	76	1,012
Foreign exchange gain (loss)	(95)	103
Total revenue	10,141	11,015
Costs and expenses
Selling, general and administrative	5,693	7,008
Write-down of privately held securities	1,564	--
Contingent Distribution Rights	8,896	809
Bad debt recoveries	(1,336)	(4,317)
Total costs and expenses.	14,817	3,500
Earnings (loss) before income taxes	(4,676)	7,515
Income tax expense (benefit)	208	(465)
Net earnings (loss)	$ (4,884)	$ 7,980
Basic and diluted earnings (loss) per common share	$ (1.21)	$ 1.98

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and per share data)

	September 30, 2008 (A)	September 30, 2007 (A)
ASSETS
Cash and cash equivalents	$57,554	$48,169
Cash – legally restricted	4,982	5,002
Equity investments	1,211	8,216
Income tax receivables	11,667	2,859
Receivables from securities sold	2	--
Other receivables	31	47
Other assets	17	29
Total Assets	$75,464	$64,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$380	$1,021
Income tax payables	10,139	--
Other liabilities:
Accrued compensation	1,237	1,283
Contingent distribution rights	22,469	14,466
Other liabilities	187	--
Total other liabilities	23,893	15,749
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at September 30, 2008 and 4,029, 066 shares outstanding at September 30, 2007	72	72
Additional paid-in capital	43,775	43,775
Accumulated other comprehensive income	55	5,470
Retained earnings	1,471	2,556
Common stock held in treasury, at cost; 170,945 shares at September 30, 2008 and 170,934 shares at September 30, 2007	(4,321)	(4,321)
Total stockholders’ equity	41,052	47,552
	$75,464	$64,322

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

COMDISCO HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock (A)	Additional Paid-in capital (A)	Accumulated other comprehensive income (A)	Retained earnings (A)	Common stock placed in treasury (A)	Total (A)
Balance at September 30, 2006	$ 72	$ 50,289	$ 4,247	$ 13,810	$ (4,321)	$ 64,097
Net earnings				7,980		7,980
Change in unrealized gain			1,223			1,223
Total comprehensive income						9,203
Liquidating dividends ($6.39 per share)		(6,514)		(19,234)		(25,748)
Balance at September 30, 2007	72	43,775	5,470	2,556	(4,321)	47,552
Cumulative effect of adoption of
FASB Interpretation No. 48				3,799		3,799
Net loss				(4,884)		(4,884)
Change in unrealized gain			(5,415)			(5,415)
Total comprehensive income						(10,299)

Balance at September 30, 2008	$ 72	$ 43,775	$ 55	$ 1,471	$ (4,321)	$ 41,052

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

COMDISCO HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2008 (A)	Year Ended September 30, 2007 (A)

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$ 8,037	$ 5,691
Interest, recoveries and other revenue	3,326	9,601
Selling, general and administrative expenses	(5,976)	(7,074)
Contingent distribution rights payments	(893)	(29,694)
Income tax receipts (payments)	4,859	(1,769)

Net cash provided by (used in) operating activities	9,353	(23,245)

Cash flows from financing activities:
Dividends paid on Common Stock	--	(25,748)
Decrease (increase) in legally restricted cash	32	(22)

Net cash provided by (used in) financing activities	32	(25,770)

Net increase (decrease) in cash and cash equivalents	9,385	(49,015)
Cash and cash equivalents at beginning of period	48,169	97,184

Cash and cash equivalents at end of period	$ 57,554	$ 48,169

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

COMDISCO HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2008 (A)	Year Ended September 30, 2007 (A)
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Net earnings (loss)	$ (4,884)	$ 7,980
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Income tax receipts (payments)	4,651	(2,234)
Contingent Distribution Rights	8,003	(28,885)
Selling, general, and administrative expenses	(38)	211
Write-down of privately held securities	1,564	--
Receivables of securities sold	(2)	--
Other	59	(317)
Net cash provided by (used in) operating activities	$ 9,353	$ (23,245)

See accompanying notes to consolidated financial statements.

Note (A):	Since the December 31, 2007 Form 10-Q, the Company has reported its consolidated financial statements in thousands.

COMDISCO HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, and 2007

Note 1 - Reorganization

On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court (consolidated case number 01-24795) (the “Filing”). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., for SEC filing purposes, emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the “Plan”)) that became effective on August 12, 2002 (the “Effective Date”). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

Implementation of the Plan resulted in the reorganization of Comdisco, Inc. and its domestic and foreign subsidiaries into Comdisco Holding Company, Inc. and three new primary subsidiaries: (i) Comdisco Global Holding Company, Inc. (dissolved on September 27, 2004), which managed the sale and run-off of the Company’s reorganized European IT Leasing operations and assets; (ii) Comdisco, Inc., which managed the sale and run-off of the Company’s reorganized US Leasing operations and assets; and (iii) Comdisco Ventures, Inc. (renamed Comdisco Ventures Fund A LLC), which managed the sale and run-off of the Company’s venture financing operations and assets (“Ventures”). The Company’s Corporate Asset Management group (“CAM”) was responsible for the sale and run-off of certain assets that remained after certain pre-emergence bankruptcy asset sales. The CAM group’s operations were managed through Comdisco, Inc. Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries (“Prism”).

Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. As more fully described in the Plan, the Company’s business purpose is limited to the orderly sale or run-off of all its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

Consummation of the Plan in August 2002 resulted in (i) the distribution of cash totaling approximately $2.2 billion; (ii) the issuance of variable rate senior secured notes due 2004 in aggregate principal amount of $400 million (the “Senior Notes”); (iii) the issuance of 11% subordinated secured notes due 2005 in aggregate principal amount of $650 million (the “Subordinated Notes”); (iv) the issuance of 4.2 million shares of new common stock (“Common Stock”); (v) the issuance of contingent distribution rights (the “CDRs”) to holders of the predecessor company’s common stock; and (vi) the cancellation of the predecessor company’s notes, notes payable, common stock and stock options.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

In this annual report on Form 10-K, references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries and Comdisco Ventures, Inc., and its predecessors, except in each case where the context indicates otherwise. References to “Comdisco, Inc.” mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company’s emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

During the fiscal quarter ended December 31, 2007, the Company changed the presentation in the Form 10-Q financial statements to be stated in thousands instead of millions.

The Company reclassified approximately $64,000, or $0.01 per share basic and diluted, of expense from discontinued operations to continuing operations in the consolidated statement of operations for the fiscal year ended September 30, 2007. These expenses relate to the finalization of pre-bankruptcy tax matters, which are considered to be part of the ongoing operations of the Company, and had no impact on net earnings or net earnings per common share, basic and diluted.  Management determined that the impact on the previously issued consolidated financial statements was not material and therefore has reflected the correction in the periodic filings for the fiscal year ended 2008.

During the fiscal quarter ended December 31, 2007, management determined that it had not accounted correctly for the substantially complete liquidation of three of its foreign subsidiaries, which resulted in related foreign currency effects being recorded as a component of accumulated other comprehensive income instead of earnings. Management determined that the impact on the previously issued consolidated financial statements was not material and therefore reflected the correction in the periodic filings for the fiscal year ended 2008. As a result, accumulated other comprehensive income was decreased and retained earnings were increased by $54,000 for the consolidated balance sheet at September 30, 2006.  Also, foreign exchange gain (loss) was increased by $654,000 in the consolidated statement of operations for the twelve months ended September 30, 2007, accumulated other comprehensive income was decreased and retained earnings were increased by $708,000 for the consolidated balance sheet at September 30, 2007.  Additionally, in adjustments to reconcile net earnings to net cash provided by (used in) operating activities, for the consolidated statement of cash flows for the twelve months ended September 30, 2007, net earnings were increased and other were decreased by $654,000, respectively.

The Company’s policy is to expense legal costs as they are incurred.

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

Translation Adjustments

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period.   Due to the substantially complete liquidation of its foreign subsidiaries, translation adjustments are included in revenue in the consolidated statements of operations.

Income Taxes

The Company adopted the provisions of FIN 48 effective October 1, 2007. As a result of the implementation of FIN 48, the Company recognized a cumulative decrease in its liability for taxes of approximately $3,799,000, which was accounted for as an increase to the October 1, 2007 balance of retained earnings. As of September 30, 2007, the Company reported a net receivable balance for its Canadian subsidiary.  As part of the adoption of FIN 48, the Company is reporting a gross receivable and a gross payable.  During the fiscal year ended September 30, 2008, the Company’s Canadian subsidiary received tax refunds totaling approximately USD $5 million from the Canadian taxing authorities.  During October 2008 and November 2008, the Company’s Canadian subsidiary received tax refunds totaling approximately USD $6 million from the Canadian taxing authorities.  However, such receipts are anticipated to be used to satisfy Canadian taxes payable.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

Equity Investments

Marketable equity securities: The Company classifies all marketable equity securities as available-for-sale. These marketable equity securities are carried at fair value, based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss).

Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”). The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired.  The Company recorded a write-down of equity securities for the year ended September 30, 2008 for approximately $1,564,000 related to primarily one investment.  All write-downs are considered permanent impairments for financial reporting purposes.

Warrants: The Company’s investments in warrants (received in connection with its lease or other financings) are initially recorded at zero cost and carried in the consolidated financial statements as follows:

•
Warrants that meet the criteria for classification as available-for-sale are carried at fair value based on quoted market prices with unrealized gains excluded from earnings and reported in accumulated other comprehensive income.

•	Warrants that do not meet the criteria for classification as available-for-sale continue to be carried at zero value.

Contingent Distribution Rights

As of September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates in determining the CDR liability.

As of September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

Earnings Per Common Share

Earnings per common share-basic are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding for the period.

Note 3 - Changes in Accounting

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting this standard is discussed in Note 6 - Income Taxes of Notes to Consolidated Financial Statements.

Note 4 - Sale of Assets

In March 2007, the Company sold its only remaining property, which was an 11,500 square foot day-care facility adjacent to the Company’s former headquarters, for approximately $500,000.

Note 5 - Receivables

The Company had nominal receivables outstanding as of September 30, 2008 and September 30, 2007.

Note 6 - Income Taxes

The geographical sources of earnings (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2008	2007
United States	$ (3,779)	$ 7,573
Outside United States	(897)	(58)
	$ (4,676)	$ 7,515

The components of the income tax expense (benefit) were as follows (in thousands):

Year ended September 30,
	2008	2007
Current:
United States	$ 89	$ 87
Outside United States	119	(552)
Deferred:	--	--
United States	--	--
Outside United States	--	--
	$ 208	$ (465)

The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

	Year ended September 30,
	2008	2007 (A)
U.S. Federal income tax rate	(34.00)%	34.00%
Increase (reduction) resulting from:
State income taxes, net of U.S. federal tax benefit	(4.80)	--
Foreign income tax rate differential	9.99	(7.09)
Non-deductible CDR expenses	64.69	3.66
Unreal gain on foreign exchange	0.69	--
Change in valuation allowance	(29.54)	(39.49)
Other, net	(2.58)	2.74
Effective income tax rate	4.45%	(6.18)%

Note (A):  Change in September 30, 2007 is from a reclass in unrealized foreign exchange gain (loss).

Deferred tax assets (liabilities) at September 30, 2008 and 2007 were as follows (in thousands):

	2008	2007
Deferred tax assets (liabilities):
Foreign loss carryforwards	$ 7,029	$ 18,170
U.S. NOL C/F - 382 Limit	142,991	142,991
U.S. and state NOL carryforward	132,643	139,329
AMT credit carryforwards	74,519	74,163
Deferred income	--	(180)
Deferred expenses	--	(883)
Other, net	--	3,249
Lease accounting	--	(1,133)

Gross deferred tax assets (liabilities)	357,182	375,706
Less: valuation allowance	(357,182)	(375,706)

Net deferred tax assets (liabilities)	$ --	$ --

In connection with fresh-start accounting, Comdisco, Inc.’s assets and liabilities were recorded at their respective fair market values. Deferred tax assets and liabilities were recognized for the tax effects of the differences between the fair values and the tax bases of the Company’s assets and liabilities. In addition, deferred tax assets were recognized for future use of the company’s net operating losses and other tax credits.

The Company’s emergence from bankruptcy on July 31, 2002 for financial statement purposes, constituted an ownership change under section 382 of the Internal Revenue Code and the use of any of the Company’s NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation. However, the Company has provided a valuation allowance for the entire value of the fair value of the deferred tax assets due to uncertainties regarding future earnings.

For financial reporting purposes, the Company has $43,510,000 of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $7,029,000 to offset this deferred tax asset. At September 30, 2008, the Company has available for U.S. federal income tax purposes the following carryforwards (in thousands):

Year scheduled to expire	Net operating loss
2010	$ 10,012
2019	16,548
2021	394,002

382 Limit	$ 420,562

2022	$ 36,450
2023	256,578
2024	37,101
2025	34,055
$ 364,184

For U.S. federal income tax purposes, the Company has $74,519,000 of alternative minimum tax (“AMT”) credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date. The Company does not believe that it is more likely than not that the Company will generate sufficient future taxable income exclusive of reversing temporary differences to realize the benefit of the AMT credit carryforwards.  As such, the Company has recognized a valuation allowance of  $74,519,000 to offset this deferred tax asset.

The Company files income tax returns in the U.S. federal jurisdiction, State of Illinois and foreign jurisdictions. As discussed in Note 3, Changes in Accounting of Notes to Consolidated Financial Statements, the Company adopted FIN 48 effective October 1, 2007 (which is the first day of the Company's current fiscal year).

As of the date of this filing, the only federal tax years open to exam are fiscal years ended September 30, 2005 through September 30, 2007.

As of September 30, 2008, in the State of Illinois, the Company was under audit for the tax years ended September 30, 2004 and 2005.  As a result of the audit, which concluded after September 30, 2008, net operating losses, which were subject to a full valuation allowance, were reduced by approximately $1.5 million.  The Company does not expect any additional tax payments to be due as a result of this audit.  There are no other significant state audits in progress.

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, a tax audit performed by the Canada Revenue Agency ("CRA") for tax years ended September 30, 2001 through 2003 completed September 29, 2008 and amended tax returns and "Notices of Objection" to reassessments filed for several other tax years. The Company continues to advance matters with the provinces of Ontario and Quebec in respect of Notices of Objection and amended tax returns filed for several tax years in those provinces. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999,

2002, and 2004 through 2008. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2003 through 2008. The open tax years for the province of Quebec are tax years ended September 30, 1999 and 2004. The open tax years for the province of Alberta are tax years ended September 30, 1999, 2003 and 2004.

The Company adopted the provisions of FIN 48 effective October 1, 2007. As a result of the implementation of FIN 48, the Company has recognized a cumulative decrease in its liability for taxes of $3,799,000, which was accounted for as an increase to the October 1, 2007 balance of retained earnings. As of September 30, 2007, the Company reported a net receivable balance for its Canadian subsidiary.  As part of the adoption of FIN 48, the Company is now reporting a gross receivable and a gross payable.

  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2007	$ 5,652,000
Increases related to settlements of certain tax audits	443,000
Decreases related to prior year tax positions	(1,170,000)
Other	(285,000)
Balance at September 30, 2008	$4,640,000

As of September 30, 2008, the Company has recorded reserves in respect of uncertain tax positions in the amount of $4,640,000. The entire balance of  $4,640,000 in tax reserves, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The Company is unable to project the potential range of tax impacts at this time.

The Company recognizes interest and penalties accrued related to tax reserves in respect of uncertain tax positions in the income tax provision. As of September 30, 2008, accrued interest and penalties amounted to $2,655,000.  For the year ended September 30, 2008, interest expense and penalties in the statement of operations totaled $207,000.

In addition, the Company anticipates realizing a $1,262,000 receivable relating to a refund of taxes paid to the Mexican tax authorities.

Note 7 – Equity Investments

On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the “Agreements”) with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.’s warrant and equity investment portfolio. The Agreement includes substantially all of the Company’s warrant and equity investment portfolio. Windspeed is entitled to certain fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at various percentages. The Company has received approximately $63,585,000 in proceeds (prior to management fees and sharing with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received a combined $10,540,000 in management fees and sharing through September 30, 2008. Management fees are expensed when incurred, and realized gains on the sale of Equity Investments are reduced by sharing amounts under the management agreement. Copies of the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC (the former Comdisco Ventures, Inc.), dated as of February 20, 2004 by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC and the Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquisition Fund, L.P. were filed with the SEC on a Form 8-K pursuant to Item 5 on February 23, 2004. As reported on Form 8-K filed by the Company on April 11, 2006, the management agreement was extended for an additional two years, to February 20, 2009. As a result of the Agreements, the ongoing management of the Company’s equity investments in private companies is being provided by Windspeed.

Marketable equity investments:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Market value
September 30, 2008	$--	$ 55	$--	$ 55
September 30, 2007	$--	$ 5,470	$--	$ 5,470

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income. At September 30, 2008, the Company held securities in one publicly-traded company: Akamai Technologies, Inc.  The holding was held in escrow and was released in November 2008.  The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends. Additionally, as of the date of this filing, the Company holds minor positions in two other public companies.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations. During the fiscal year ended September 30, 2008, the Company received $8,037,000 in proceeds and realized a gain of $8,198,000 on the sale of marketable equity securities.

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Investments when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company’s equity investments in private companies was $1,156,000 at September 30, 2008 and $2,747,000 million at September 30, 2007. Write-downs of equity securities were $1,564,000 and zero during fiscal years 2008 and 2007, respectively.

Note 8 - Common Stock and Other Comprehensive Income

When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of September 30, 2008, the Company had 4,029,055 shares of common stock outstanding and 170,945 shares of common stock held in treasury.

Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

The Company’s Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

	Year ended September 30,
	2008	2007
Average common shares issued	4,200	4,200
Average common shares held in treasury	(171)	(171)
	4,029	4,029
Net earnings (loss) to common stockholders	$ (4,884)	$ 7,980
Basic and diluted earnings (loss) per common share	$ (1.21)	$1.98

Accumulated other comprehensive income (loss) consists of changes in the unrealized gains related to the Company’s holdings in available-for-sale investments.   Total comprehensive income (loss) is as follows (in thousands):

	Year ended September 30,
	2008	2007
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$ (379)	$ 6,334
Reclassification adjustment for gains included in earnings before income taxes	(5,036)	(5,111)

Change in net unrealized gains (losses) (A)	(5,415)	1,223

Net earnings (loss)	(4,884)	7,980

Total comprehensive income (loss)	$ (10,299)	$ 9,203

Note (A) :  No income tax effect on these gains (losses)

Note 9 - Employee Benefit Plans

The Company’s Retirement Plan covered substantially all domestic employees. Effective March 31, 2004, the Comdisco Board of Directors approved the termination of the Comdisco Retirement Plan.  A request with the IRS was filed to ensure that the Retirement Plan remains “qualified” for distribution upon its termination.  On July 8, 2005, the IRS determined that the termination of the Retirement Plan does not adversely affect its qualification for federal tax purposes.  As of  March 20, 2007, all funds in the Comdisco Retirement Plan had been either distributed or rolled over to a Putnam IRA and the Comdisco Retirement Plan was terminated by the Company.

Note 10 - Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments are as follows as of September 30 (in thousands):

	2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value
Assets:
Unrestricted cash and cash equivalents	$ 57,554	$ 57,554	$ 48,169	$ 48,169
Marketable equity investments	55	55	5,470	5,470
Equity investments in private companies	1,156	2,958	2,747	9,136

Fair values were determined as follows:

The carrying amounts of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” marketable equity investments (equity investments having a readily determinable fair value) have a carrying value and a fair value based on quoted market prices. The Company’s investment in warrants of public companies were valued at the bid quotation. The Company’s practice is to sell its marketable equity investments upon the expiration of the lock-up period.

Equity investments in private companies consist primarily of small investments in approximately 65 private companies. Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements. Warrants in non-public companies are carried at zero value. These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies, including warrants, was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, since as of September 30, 2008, 88 percent of the estimated fair market value of the entire portfolio is concentrated in 10 individual companies and approximately 61 percent of the estimated amount is in three individual companies. The decrease of $6,178,000 from September 30, 2007 in the fair value of the private equity portfolio was a result in part due to the realization of value from certain companies in the portfolio in the amount of approximately $8,198,000 offset by the write down of securities of $1,564,000, mostly due to one company in the portfolio ultimately filing for an Assignment for Benefit of Creditors.

Note 11 - Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2008 and 2007, are as follows (in thousands except per share data):

	Quarter ended
	December 31,		March 31,		June 30,		September 30,
	2007	2006	2008	2007	2008	2007	2008	2007
Total revenue	$ 6,575	$ 5,614	$ 2,266	$ 1,668	$ 869	$ 2,195	$ 431	$ 1,538
Net earnings (loss)	$ 1,848	$ 5,623	$ 1,186	$ 645	$(1,021)	$ (210)	$(6,897)	$ 1,922
Basic and diluted earnings (loss) per common share	$0.46	$1.40	$0.29	$0.15	$(0.25)	$(0.05)	$(1.71)	$0.48

Note 12 - Other Financial Information

Legally restricted cash represents cash and cash equivalents that are related to the Company’s employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company. Legally restricted cash is comprised of the following (in thousands):

	September 30, 2008	September 30, 2007
Incentive compensation escrows	$453	$471
Indemnification reservet	4,000	4,000
Other escrows	529	531
	$4,982	$5,002

The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing any insurance coverage.  Incentive compensation escrows are deferred compensation defined by the Plan held until an employee terminates employment with the Company.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands.

Other liabilities consist of the following (in thousands):

	September 30, 2008	September 30, 2007
Accrued compensation	$1,237	$1,283
CDRs	22,469	14,466
Other liabilities	187	--
	$23,893	$15,749

Accrued compensation:  The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s Bankruptcy court approved compensation plans.

CDR’s:  From October 2007 to September 2008, the Company made payments to holders of CDRs totaling approximately $893,000. CDR expense was approximately $8,896,000 for fiscal year 2008. Accordingly, the liability for CDRs has increased from $14,466,000 to $22,469,000 from September 30, 2007 to September 30, 2008, respectively.  The increase in the CDR liability is due to the revised estimate used to calculate the liability to CDR holders as of the fiscal quarter ended September 30, 2008.

In the fiscal quarter ended September 30, 2007, the Company recorded additional expense and increased the CDR liability by approximately $478,000 to reflect an adjustment to actual payments made to CDR holders in 2006. Management determined the impact to 2007 and 2006 financial statements was immaterial.

The amount due to CDR holders had been based on the amount and timing of distributions to certain C-4 creditors and was impacted by both the value received from the orderly sale or run-off of Comdisco Holding’s assets and the resolution of Disputed Claims then pending in the bankruptcy estate of Comdisco, Inc.  The amount did not reflect any potential recoveries and actual net distributions by the litigation trustee to the C-4 creditors (as such additional recoveries and distributions, if any, were neither probable nor reasonably estimable at that time).

The Company was not able to reasonably estimate either the ultimate value to be received for the remaining assets or the impact of the recoveries and net distribution by the Litigation Trust to C-4 creditors.  Accordingly, the Company did not forecast these outcomes in calculating the liability. Instead, the CDR liability calculation considered the Company’s book equity value as the basis for remaining asset value, reduced for estimated future operating expenses. During the fiscal year ended September 30, 2008, the Company continued to forecast its operating expenses to allow for projected costs related to the ongoing liquidations of the Company’s remaining assets.

In addition, prior to September 30, 2008, the liability for CDRs was calculated assuming Disputed Claims were allowed at the amount estimated for the Disputed Claim. Any estimates exceeding the Allowed Claims would have been considered disallowed for purposes of the CDR liability. The amounts due to CDR holders would have been greater to the extent that Disputed Claims were disallowed. The disallowance of a Disputed Claim resulted in a distribution from the Disputed Claims Reserve to previously allowed creditors that was entirely in excess of the minimum percentage recovery threshold, above which recoveries to C-4 creditors were shared with CDR holders. In contrast, the allowance of a Disputed Claim resulted in a distribution to a newly allowed creditor that was only partially in excess of the minimum percentage recovery threshold.

As of August 14, 2008, all Disputed Claims have been resolved and the Disputed Claim Reserve has been closed and remaining funds and shares were distributed according to the Plan.

As of September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates in determining the CDR liability.

As of September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

Note 13 - Operations by Geographic Areas

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Year ended September 30,
	2008	2007
North America	$10,140	$10,998
Europe	1	17
	$10,141	$11,015

The following table presents total assets and cash by geographic location based on the location of the Company’s offices as of September 30 (in thousands):

	2008		2007
	Total Assets	Cash	Total Assets	Cash

North America	$75,077	$62,149	$63,948	$53,797
Europe	387	387	374	374
Total	$75,464	$62,536	$64,322	$53,171

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(1)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the sole officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 1 3a-1 5(e) and 1 5d-1 5(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s sole officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(2)           Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s sole officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the sole director of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of September 30, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

 (3)           Change in Internal Controls

The previously identified material weakness in internal controls disclosed in the Forms 10-Q for the quarters ended December 31, 2007 and June 30, 2008 has been subsequently remediated.  The Company implemented a control which requires a more intensive review by internal staff and external advisors of the reporting of non-routine transactions for tax liabilities, including the impact of FIN 48.   The implementation of this control was completed by September 30, 2008.

Except for the above mentioned change, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 1 5d-1 5(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As discussed in Part I above, all the individuals serving on the Board of Directors resigned their position as directors on August 12, 2004 except for Randolph I. Thornton who has continued on as sole director. Also, on the same date, all the officers of the Company resigned their respective officer positions. Before resigning their positions as directors, the Board of Directors appointed Randolph I. Thornton as Chief Executive Officer, President and Secretary of the Company. Mr. Thornton’s appointment as the Company’s Initial Disbursing Agent also became effective at this time. As Initial Disbursing Agent, Mr. Thornton has assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized Debtors’ Plan and Chapter 11 cases. The Company’s Board of Directors took this action as the next step in the wind down of operations pursuant to the Plan. Because the Company’s equity securities are not listed on any stock exchange or traded on Nasdaq, the Company is not required to comply with the corporate governance requirements mandated by stock exchanges and Nasdaq.

Sole Officer and Director

Randolph I. Thornton (Age 63 - Director since August 2002)

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

Audit Committee Financial Expert

Until August 12, 2004, the Audit Committee of the Board of Directors was comprised entirely of independent outside directors. Since August 12, 2004, Mr. Thornton has been performing the functions of the Audit Committee. Mr. Thornton qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, but is not considered independent as that term is defined in Item 407 of Regulation S-K. The Company is not required to have a three-person audit committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2008.

Code of Ethics

On December 3, 2007, the Company updated and made effective its revised Code of Conduct Applicable to the Chief Executive Officer and Authorized Representatives. The Company updated and made effective its revised Code of Conduct for its employees in January 2007. Copies are available on the Company’s website. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website at www.comdisco.com and in future filings. To date, the Company has granted no such waivers.

ITEM 11.  EXECUTIVE COMPENSATION

Effective August 12, 2004, Randolph I. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Mr. Thornton is the sole executive officer and is referred to in this section as the “named executive officer.”

Compensation Discussion and Analysis

All payments to Mr. Thornton are made pursuant to the Disbursing Agent Agreement. The Board of Directors determined that the most efficient way to wind down the business was to adopt the compensation program set forth in the Disbursing Agent Agreement which specifies an hourly rate for the services provided by the Disbursing Agent. This approach is consistent with the Company’s overall objective of efficiently selling, collecting and otherwise reducing to money the remaining assets of the Company and its subsidiaries. The Board of Directors set the hourly wage paid to the Disbursing Agent at $400 per hour in 2004. The rate does not vary and does not depend on corporate performance.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	All Other Compensation($) Note (1)	Total ($)
Randolph I. Thornton	2008	--	94,400	94,400
Chief Executive Officer,	2007	--	111,100	111,100
President and Secretary	2006	--	105,100	105,100

(1)	Amount reflects total payments earned by Mr. Thornton pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal year 2008. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal year 2008. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

The Disbursing Agent’s compensation for the fiscal year ended September 30, 2008 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in fiscal year 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2008 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

Stockholders Owning at Least 5 percent of the Company’s Common Stock

Name and Address		Shares Beneficially Owned	Percent of Class
Berkshire Hathaway, Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	(1)	1,538,377	38.18%
Davidson Kempner Partners 885 Third Avenue New York, New York 10022	(2)	946,753	23.50%
Horizon Asset Management, Inc. 470 Park Avenue South 4th Floor South, New York, NY, 10016	(3)	626,875	15.56%
Kinetics Asset Management, Inc. 470 Park Avenue South 4th Floor South, New York, NY, 10016	(4)	229,111	5.50%

(1)
The information with respect to 1,538,377 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on a Report on Schedule 13F-HR dated September 30, 2008 and filed with the SEC on November 14, 2008.

(2)
The information with respect to 946,753 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on an amended Schedule 13G dated and filed with the SEC on February 14, 2006.

(3)
The information with respect to 626,875 shares of Common Stock beneficially owned by Horizon Asset Management, Inc. is based on a Report on Schedule 13G dated and filed with the SEC on February 20, 2008.

(4)
The information with respect to 229,111 shares of Common Stock beneficially owned by Kinetics Asset Management, Inc. is based on a Report on Schedule 13G dated and filed with the SEC on April 21, 2006.

Common Stock Owned by Directors and Executive Officers

Mr. Thornton (who is the Company’s sole officer and director) does not beneficially own any shares of the Company’s common stock in the Company as of December 1, 2008. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

Equity Compensation Plan Information

The Company has not reserved any equity securities for compensation to its employees or its sole officer.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the Company’s prior fiscal year, the Company did not participate in any transaction in which any related person had or would have a direct or indirect material interest. No such transaction is currently proposed. Section 3.4 of the Disbursing Agent Agreement prohibits the Disbursing Agent from directly or indirectly selling or otherwise transferring any of the assets of the Company to a related person.

Randolph I. Thornton, sole director of the Company, is not considered independent as that term is defined in Item 407 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee of the Board of Directors

The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal year 2008. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the fiscal year 2008. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or trade on Nasdaq.

One of Mr. Thornton’s primary responsibilities is to provide oversight of the integrity of the Company’s financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors’ objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

Based on the review and discussions described in this report, Mr. Thornton determined that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, for filing with the SEC.

Mr. Thornton, as sole director and Disbursing Agent, appointed KPMG LLP as independent auditors for the Company for the fiscal year 2009.

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by KPMG, the Company’s principal accountant, for the audit of our annual financial statements for the fiscal years ended September 30, 2008 and September 30, 2007 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2008	2007
Audit Fees (1)	$360,700	$230,000
Audit Related Fees	--	--
Tax Fees (2)	20,375	27,800
All Other Fees	--	--
Total	$381,075	$257,800

(1)
Audit Fees, including those for statutory audits, include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by KPMG for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q.

(2)	Tax Fees include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Pursuant to its charter, the Audit Committee of Comdisco Holding Company’s Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Comdisco and its independent auditors. Mr. Thornton, as sole director and Initial Disbursing Agent, has assumed that responsibility. KPMG’s engagement to conduct the audit of Comdisco Holding Company, Inc. was approved by the Audit Committee. Additionally, each permissible non-audit engagement or relationship between Comdisco and KPMG has been reviewed and approved by the Audit Committee, as provided in its charter.

We have been advised by KPMG that all of the work done in conjunction with its audit of Comdisco Holding Company’s financial statements for the most recently completed fiscal year was performed by permanent full time employees and partners of KPMG.

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

2.1
Joint Plan of Reorganization of Comdisco, Inc. and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 99.3 filed with Comdisco, Inc.’s Current Report on Form 8-K dated April 26, 2002, as filed with the Commission on May 10, 2002, File No. 1-7725).

2.2
First Amended Joint Plan of Reorganization of Comdisco, Inc. and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.2 filed with Comdisco, Inc.’s Current Report on Form 8-K dated July 30, 2002, as filed with the Commission on August 9, 2002, File No. 1-7725).

Exhibit No.	Description of Exhibit
2.3
Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. ss.ss.1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amendment Plan of Reorganization of Comdisco, Inc. and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.1 filed with Comdisco, Inc.’s Current Report on Form 8-K dated July 30, 2002, as filed with the Commission on August 9, 2002, File No. 1-7725).

3.1
Certificate of Incorporation of Registrant, dated August 8, 2002 and amended as of August 12, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K dated September 30, 2004, as filed with the Commission on December 14, 2004, File No. 0-49968).

3.2
By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

4.1
Rights Agent Agreement between the Registrant and Mellon Investor Services L.L.C., as Rights Agent, dated as of August 12, 2002 (Incorporated by reference to Exhibit 4.5 filed with the Company’s Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968)

10.1*
Motion, dated as of May 24, 2002, and Order, dated as of June 18, 2002, Pursuant to 11 U.S.C. Sections 105(a) and 363(b)(1) Approving and Authorizing the Debtors’ Stay Bonus Plan and Management Incentive Plan, dated June 18, 2002 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

10.2*
First Letter from Ronald C. Mishler to the Official Committee of Unsecured Creditors of Comdisco, Inc., dated May 29, 2002 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

10.3*
Second Letter from Ronald C. Mishler to the Official Committee of Unsecured Creditors of Comdisco, Inc., dated July 3, 2002 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

10.4
Motion for an Order in Furtherance of the First Amended Joint Plan of Reorganization of Comdisco, Inc. and its Affiliates Seeking Authority to Complete the Administration of the Reorganized Debtors’ Reorganization Plan and Chapter 11 Cases, dated February 17 2004, (Incorporated by reference to Exhibit 99.2 filed with the Company’s Report on Form 8-K dated February 17, 2004, as filed with the Commission on February 18, 2004, File No. 0-49968)

10.5
Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 99.1 filed with the Company’s Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

10.6
Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P (Incorporated by reference to Exhibit 99.2 filed with the Company’s Report on Form 8-K dated February 23, 2004, as filed with the Commission on February 23, 2004, File No. 0-49968)

10.7*
Disbursing Agent Agreement. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Annual Report on Form 10-K dated December 14, 2004 as filed with the commission on December 14, 2004, File No. 0-49968.)

10.8
Second Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

Exhibit No.	Description of Exhibit
10.9
Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

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

COMDISCO HOLDING COMPANY, INC.

Dated: December 15, 2008	By: /s/	Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 15, 2008.

SIGNATURE	DATE

/s/ Randolph I. Thornton	December 15, 2008
Name: Randolph I. Thornton
Title: Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director