Form 10-Q
period 2008-12-31
COMDISCO HOLDING CO INC
filed 2009-02-09
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

or

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
Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  4,029,055 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on January 31, 2009.

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three months ended December 31, 2008 and 2007 (Unaudited)
(in thousands except per share data)

	Three months ended December 31,
	2008	2007
Revenue
Gain on sale of equity and warrant securities	$92	$5,654
Interest income	281	853
Miscellaneous income	8	44
Foreign exchange gain	--	23
Total revenue	381	6,574
Costs and expenses
Selling, general and administrative	1,341	1,480
Contingent distribution rights	(391)	1,442
Bad debt recoveries	(1,942)	(185)
Foreign exchange loss	633	--
Total costs and expenses	(359)	2,737
Earnings before income taxes	740	3,837
Income tax expense	812	1,989
Net earnings (loss)	$(72)	$1,848
Basic and diluted earnings (loss) per common share	$(0.02)	$0.46

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – December 31, 2008 (Unaudited) and September 30, 2008 (Audited)
(in thousands except share data)

	December 31, 2008	September 30, 2008
ASSETS
Cash and cash equivalents	$61,947	$57,554
Cash – legally restricted	4,927	4,982
Equity investments	1,156	1,211
Income tax receivables	3,737	11,667
Receivables from securities sold	1	2
Other receivables	1,774	31
Other assets	10	17
Total Assets	$73,552	$75,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$281	$380
Income tax payables	8,740	10,139
Other liabilities:
Accrued compensation	1,188	1,237
Contingent distribution rights	22,079	22,469
Other liabilities	339	187
Total other liabilities	23,606	23,893
Total liabilities	32,627	34,412
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at December 31, 2008 and September 30, 2008	72	72
Additional paid-in capital	43,775	43,775
Accumulated other comprehensive income	--	55
Retained earnings	1,399	1,471
Common stock held in treasury, at cost; 170,945 shares at December 31, 2008 and September 30, 2008	(4,321)	(4,321)
Total stockholders’ equity	40,925	41,052
	$73,552	$75,464

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Three months ended December 31, 2008 and 2007 (Unaudited)
(in thousands)

	Three months ended December 31,
	2008	2007
Cash flows from operating activities:
Equity and warrant proceeds, net of fees	$73	$3,799
Interest, recoveries and other revenue	479	1,128
Selling, general and administrative expenses	(1,237)	(1,953)
Income tax receipts	5,456	655
Net cash provided by operating activities	4,771	3,629
Effect of exchange rates on cash and cash equivalents	(378)	--
Net increase in cash and cash equivalents	4,393	3,629
Cash and cash equivalents at beginning of period	57,554	48,169
Cash and cash equivalents at end of period	$61,947	$51,798

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Three months ended December 31,
	2008	2007
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Net earnings (loss)	$(72)	$1,848
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Income taxes	6,268	2,448
Contingent distribution rights	(391)	1,442
Receivables	(1,751)	(1,855)
Selling, general and administrative	104	(219)
Other including foreign exchange	613	(35)
Net cash provided by operating activities	$4,771	$3,629

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2008

The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 in Part I and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the "Trust Assets"). Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan). The Litigation Trust has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. Five of the 67 SIP Participants have filed personal bankruptcy. Also, two SIP Participants who previously settled with the Company were transferred to the Litigation Trust because of their inability to fulfill the terms of their respective settlement agreement and the litigation trustee has commenced lawsuits against them. As of December 31, 2008, both of these SIP Participants settled with the litigation trust. On September 24, 2008, a federal district court judge entered summary judgments against twenty-

seven of the SIP Participants on their respective SIP Note obligations and the Litigation Trust is commencing collection actions against them.  As of the date of this filing, the SIP Participants have filed appeals on those judgments.  As of December 31, 2008, a federal district court judge entered orders in cases against 20 SIP Participants ordering that certain CDRs and related proceeds held by the Company and BNY Mellon (holder of CDRs) on behalf of these SIP Participants be turned over to the Litigation Trust.  As of December 31, 2008, four of the twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal  SIP participants. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement. Additionally, the Litigation Trust has filed summary judgments against all of the SIP participants who are defendants in the pending state court action.  The Litigation Trust files periodic reports with the Bankruptcy court. The Company has a limited indemnification obligation to the litigation trustee under the Litigation Trust agreement.

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

During the quarter ended December 31, 2008, management determined that it had not accounted correctly for one of the inputs of the CDR liability calculation and certain severance costs of a limited number of remaining employees.  As a result, the financial position and results of operations for the quarter ended December 31, 2008 reflect an increase to contingent distribution rights expense and corresponding contingent distribution rights liability in the amount of $219,000 and a reduction to selling, general and administrative expenses and accrued compensation of $52,000.  Management determined that the impact of these errors on previously issued interim consolidated financial statements was not material and determined that the impact of correcting these errors in the interim consolidated financial statements for the three months ended December 31, 2008 was not material, and therefore reflected the corrections in the current quarter.

3.   Changes in Accounting

Effective October 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 applies to previous accounting pronouncements that require or permit fair value measurements.

The Company adopted SFAS 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•
Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.  The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis as of December 31, 2008 are money market funds, which are measured at fair value based upon Level 1 inputs.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

On October 1, 2008, the Company adopted SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  The adoption of SFAS 159 did not have a material impact on the Company’s financial condition or results of operations.

The impact of adopting these standards are discussed in Note 9 of Notes to Consolidated Financial Statements.

4.   Equity Investments

Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. As of December 31, 2008, the Company has received approximately $63,717,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $10,603,000 in combined management fees, sharing and target bonus award through December 31, 2008. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on April 11, 2006, the management arrangement was extended for an additional two years, to February 20, 2009.   The Company and Windspeed are in the process of negotiating an extension of that management arrangement.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company's available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2008	$-	$55	$55
December 31, 2008	$-	$-	$-

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At December 31, 2008, the Company held two minor positions in securities of publicly-traded companies  valued under $100.

The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company.

Equity investments in private companies

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

As of the date of this filing, the federal tax years open to examination are fiscal years ended September 30, 2005 through September 30, 2007.

In the State of Illinois, the Company was under audit for the tax years ended September 30, 2004 and 2005.  As a result of the audit, which concluded on November 6, 2008, net operating losses, which were subject to a full valuation allowance, were reduced by approximately $1.5 million.  The Company does not expect any additional tax payments to be due as a result of this audit.  There are no other significant state audits in progress.

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, a tax audit performed by the Canada Revenue Agency ("CRA") for tax years ended September 30, 2001 through 2003 which was completed September 29, 2008 and amended tax returns and "Notices of Objection" to reassessments filed for several other tax years. The Company continues to advance matters with the provinces of Ontario and Quebec in respect of Notices of Objection and amended tax returns filed for several tax years in those provinces. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2004 through 2008. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2003 through 2008. The open tax years for the province of Quebec are tax years ended September 30, 1999 and 2004. The open tax years for the province of Alberta are tax years ended September 30, 1999, 2003 and 2004.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48") effective October 1, 2007. As a result of the implementation of FIN 48, the Company recognized a cumulative decrease in its liability for taxes of approximately $3,799,000, which was accounted for as an increase to the October 1, 2007 balance of retained earnings. At September 30, 2007, the Company reported a net receivable balance for its Canadian subsidiary.  As part of the adoption of FIN 48, the Company reports gross receivable and gross payable.

As of December 31, 2008, the Company has recorded liabilities relating to reserves of uncertain tax positions in the amount of $3,940,000. The entire balance of $3,940,000, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The Company is unable to project the potential range of tax impacts at this time.  Approximately $5,327,000 was received from an income tax refund related to the Company's Canadian subsidiary during the quarter ended December 31, 2008.  However, such receipts are anticipated to be used to satisfy Canadian taxes payable.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision. As of December 31, 2008, accrued interest and penalties amounted to $2,361,000.

The Company filed with the Mexican Ministry of Finance for a refund of previously paid taxes.  During the quarter ended December 31, 2008, the Company received $128,000 related to such refund filings. The Company will be refiling and providing additional documentation to the Mexican Ministry of Finance in the continued pursuit of a refund of the remaining taxes. The Company continues to uphold the merits of the tax positions, but the time involved and costs associated with the pursuit of the refunds may not allow the Company to realize the full value.  Accordingly, the Company has written down, for financial reporting purposes, the remaining refund balance of approximately $770,000 in the three months ended December 31, 2008.

In addition, the Company continues to expect a refund on another unrelated tax receivable from the Mexican Ministry of Finance in the amount of $110,000.

6.   Stockholders' Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of December 31, 2008, the Company had 4,029,055 shares of Common Stock outstanding and 170,945 shares of Common Stock held in treasury.

Stockholders' equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2008	$72	$43,775	$55	$1,471	$(4,321)	$41,052
Net earnings (loss)				(72)		(72)
Change in net unrealized gains			(55)			(55)
Balance at December 31, 2008	$72	$43,775	$--	$1,399	$(4,321)	$40,925

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended December 31,
	2008	2007
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$--	$358
Reclassification adjustment for gains included in earnings before income taxes	(55)	(3,102)
Change in net unrealized gains (losses) (A)	(55)	(2,744)
Other comprehensive income (loss)	(55)	(2,744)
Net earnings (loss)	(72)	1,848
Total comprehensive income (loss)	$(127)	$(896)
(A) – No income tax effect on these gains (losses)

7.   Other Financial Information

Legally restricted cash is comprised of the following at December 31, 2008 and September 30, 2008 (in thousands):

	December 31, 2008	September 30, 2008
Incentive compensation escrow	$455	$453
Indemnification reserve	4,000	4,000
Other escrows	472	529
	$4,927	$4,982

The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  The incentive compensation escrow is deferred compensation defined by the Plan held until an employee terminates with the Company.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands.

Other liabilities consist of the following (in thousands):
	December 31, 2008	September 30, 2008
Accrued compensation	$1,188	$1,237
CDRs	22,079	22,469
Other liabilities	339	187
	$23,606	$23,893

The liability for accrued compensation includes payroll and estimated amounts payable under the Company's Bankruptcy court approved compensation plans.

The amounts due to CDR holders follow the formula described in “Critical Accounting Policies”.

8.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

	Three months ended December 31,
	2008	2007
North America	$377	$6,572
Europe	4	2
Total	$381	$6,574

The following table presents total assets and cash by geographic location based on the location of the Company's offices (in thousands):

	December 31, 2008		September 30, 2008
	Total Assets	Cash	Total Assets	Cash
North America	$73,173	$66,495	$75,077	$62,149
Europe	379	379	387	387
Total	$73,552	$66,874	$75,464	$62,536

9.   Fair Value Measurements

On October 1, 2008, the Company adopted SFAS 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•
Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.  The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis as of December 31, 2008 are money market funds, which are measured at fair value based upon Level 1 inputs.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

On October 1, 2008, the Company adopted SFAS 159 but did not adopt the fair value option.

ITEM  2.          MANAGEENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of the date of this filing, the Company had a total of five employees (two full-time and three part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence on August 12, 2002.  Approximately ten former employees continue to periodically assist the Company on a consulting basis.

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

The Company maintains sufficient cash reserves for the potential CDR liability related to its equity and to potential recoveries and net distributions by the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See below for “Critical Accounting Policies” and Item 1A. “Risk Factors”  “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights”, “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash, resolved all litigation and made distributions of all available cash to holders of its Common Stock and CDRs in the manner and priorities set forth in the Plan and completed all regulatory filings. At that point, the Company will cease operations and no further distributions will be made.

The Company's revenues are generated primarily by sales of equity securities and interest income on cash balances. Because of the Company's declining assets, revenue will continue to decline and, because of the

Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, and selling, general and administrative expenses.  As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs.

The Company's operations continued to wind down during the three months ended December 31, 2008 compared to prior periods. The Company's assets at December 31, 2008 consisted primarily of cash, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts, if any, will be in excess of the carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of December 31, 2008, which is approximately $1,156,000. The Company's estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management arrangement was extended on April 11, 2006 to February 20, 2009.  The Company and Windspeed are in the process of negotiating an extension of that management arrangement.  The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at December 31, 2008 for its Equity Investments in private companies is approximately $2,801,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

The following table summarizes the changes in the value of the Company's Equity Investments since September 30, 2008 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2008 estimated realizable value	$55	$2,958
Realized—net of fees	(46)	(46)
Increase (decrease) in unrealized estimated value	(9)	39
(Decrease) due to additional management fees	--	(150)
December 31, 2008 estimated realizable value	$--	$2,801

(1)	Carrying value of public companies for financial statements is market value. See Note 4 of Notes to Consolidated Financial Statements.
(2)	Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $1,156,000.
(3)	Net of fees and sharing with Windspeed.

Collections and recoveries: The Company has potential collections and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective cases the Company has filed and is pursuing claims to maximize its recoveries. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A in Part II Other Information entitled "Uncertainties in Collections and Recoveries."  In the quarter ended December 31, 2008, the Company reached a settlement agreement in the Just for Feet bankruptcy estate.  In accordance with a bankruptcy court order entered on December 10, 2008 approving the settlement agreement, the Company included a receivable for $1,750,000 on the December 31, 2008 balance sheet.  The proceeds were received on January 7, 2009.  See Recent Developments.

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

As of September 30, 2008, management revised the estimate of its liability to holders of CDRs as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year 2008.    The estimate of the CDR liability is accounted for in accordance with the provisions of Statement of Financial and Accounting Standards No. 5, Accounting For Contingencies (“SFAS 5”). Under SFAS 5, a liability must be booked that is probable and reasonably estimable as of the balance sheet date.

The Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered reasonably estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates of securities in privately held companies in determining the CDR liability.

As of September 30, 2008, the Company estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 60 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of its portfolio in equity investment, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  The carrying value of the Company's equity investments in private companies was  $1,156,000 at December 31, 2008.

•
Income Taxes:  Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48").  The impact of adopting this standard is discussed in Note 5 of Notes to Consolidated Financial Statements.

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

Recently Issued Professional Accounting Standards

The Company adopted SFAS 157 on October 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements.  The disclosures required by SFAS 157 are included in Note 9 of Notes to Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities, which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of adopting SFAS 157 for non-financial assets and liabilities on the Company’s consolidated financial statements.

On October 1, 2008, the Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  The adoption of SFAS 159 did not have a material impact on the Company’s financial condition or results of operations.  The disclosures required by SFAS 159 are included in Note 9 of Notes to Consolidated Financial Statements.

Recent Developments

Equity Investments

On January 30, 2009, Open Table, Inc. (“Open Table”) announced that it had filed a registration statement on Form S-1 relating to a proposed initial public offering of shares of its common stock.  Open Table is held in the Company’s equity investments in private companies portfolio as of December 31, 2008 at a fair value estimate of $132,000.  Based on the S-1 filing, the estimated value could increase to $807,000 but there are no assurances that the Company would realize that amount.  See the risk factors discussed in Item 1A. “Risk Factors” entitled “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

Claims Status Report

On October 30, 2008, the Company delivered a Claims Status Report to the Bankruptcy court that reported a summary of events that occurred in the fourth quarter of fiscal year 2008.  The Company reported that (i) all of the Disputed Claims had been resolved, (ii) it had closed the Disputed Claims Reserve and distributed the remaining funds and shares in the Disputed Claims Reserve in accordance with the Plan, (iii) the CDR holders sharing threshold of 37% had been achieved, and (iv) the litigation trustee had obtained summary judgments against 27 of the SIP Participants on their respective SIP note obligations. The Company further advised the Bankruptcy court that, given the foregoing events the methodology for calculating the CDR liability based on a net present value recovery to C-4 creditors was no longer relevant for estimation of the CDR liability. The Company further advised the Bankruptcy court that, in the continuing implementation of the Plan, as of September 30, 2008 and on a going forward basis, the CDR liability would be calculated based on the net equity of the Company and that it would be making appropriate disclosures with respect thereto in its public filings.

SIP Joinder Action

On January 27, 2006, certain of the SIP participants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc. The defendants filed a Motion to Dismiss the suit on December 5, 2006. At the hearing held on March 11, 2008, the judge dismissed the complaint with leave for the plaintiffs to replead by April 8, 2008. On April 2, 2008, the plaintiffs filed a motion to transfer the case to another judge, which was denied at a hearing held on April 7, 2008. The plaintiffs filed an emergency motion on April 8, 2008 to extend the filing date for their amended complaint. At a hearing held on April 8, 2008, the judge granted the plaintiffs until June 9, 2008 to file their amended complaint.  On June 4, 2008, the plaintiffs filed a motion to further extend the filing date of their amended complaint. At a hearing held on June 16, 2008, the judge dismissed the matter without prejudice for want of prosecution.  On July 17, 2008, the plaintiffs filed a motion to vacate and sought leave to file their First Amended Complaint.  A hearing was held on August 12, 2008, at which the court set a briefing schedule. On September 9, 2008, the plaintiffs filed a Motion for a Stay of the proceedings pending the ruling by the federal district court judge on motions for summary judgment by the litigation trustee. Subsequent to the rulings by the federal district court judge in favor of the litigation trustee, a hearing was held on November 14, 2008 at which the judge set December 15, 2008 as the date for the defendants to file their Motions to Dismiss the First Amended Complaint.  At a hearing on December 23, 2008 the judge set a briefing schedule on the Motions to Dismiss. On January 7, 2009, the SIP participants filed a motion to further stay the proceedings. The parties have fully briefed the matter and a hearing is scheduled for February 24, 2009.

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

Litigation Trust Summary Judgements

On September 24, 2008, a federal district court judge entered summary judgments in favor of the Litigation Trust against twenty-seven of the SIP Participants on their respective SIP Note obligations.  The Litigation Trust has commenced collection actions. As of the date of this filing, the SIP participants have filed appeals on those judgments.  As of December 31, 2008, a federal district court judge entered orders in cases against 20 SIP Participants ordering that certain CDRs and related proceeds held by the Company and BNY Mellon (holder of CDRs) on behalf of these SIP Participants be turned over to the Litigation Trust.  As of December 31, 2008, four of the twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal SIP participants. Additionally, the Litigation Trust has filed summary judgments against all of the SIP participants who are defendants in the pending state court action.  Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy for more details.

Recoveries

In the quarter ended December 31, 2008, the Company reached a settlement agreement in the Just for Feet bankruptcy estate.  In accordance with a bankruptcy court order entered on December 10, 2008 approving the settlement agreement, the Company included a receivable for $1,750,000 on the December 31, 2008 balance sheet.  The proceeds were received on January 7, 2009.

Results of Operations

Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

Revenue

Changes in total revenue for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 were as follows (in thousands):

	Three months ended December 31,
	2008	2007	Percent Increase (Decrease)		Explanation of Change
Gain on sale of equity and warrant securities	$92	$5,654	(98%	)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	281	853	(67%	)	Interest earned on cash balances. (B)
Miscellaneous income	8	44	(82%	)	Miscellaneous receipts.
Foreign exchange gain	--	23	(100%	)	Foreign exchange rate fluctuation.
Total Revenue	$381	$6,574	(94%	)

A)
The decrease in gains on sale of equity holdings for the quarter ended December 31, 2008 relates to a decrease in the liquidations of positions in public companies compared to the quarter ended December 31, 2007.

B)	Interest income earned in the fiscal quarter ended December 31, 2008 is lower due to lower interest rates.

Costs and Expenses

Changes in total costs and expenses for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 were as follows (in thousands):

	Three months ended December 31,
	2008	2007	Percent Increase (Decrease)		Explanation of Change
Selling, general and administrative	$1,341	$1,480	(9%	)	SG&A costs have held constant with the continued winddown of operations.
Contingent distribution rights	(391)	1,442	(+100%	)	(A)
Bad debt recoveries	(1,942)	(185)	(+100%	)	Collections & recoveries. (B)
Foreign exchange loss	633	--	N/A		Foreign exchange rate fluctuation. (C)
	$(359)	$2,737	(+100%	)

(A)
The CDR reduction in expense is primarily the result of the foreign exchange loss in the quarter and reduced future estimated interest income cash flows offset slightly by reduced future selling, general and administrative costs for severance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for more information.

(B)
In the quarter ended December 31, 2008, the Company reached a settlement agreement in the Just for Feet bankruptcy estate.  In accordance with a bankruptcy court order entered on December 10, 2008 approving the settlement agreement, the Company included a receivable for $1,750,000 on the December 31, 2008 balance sheet.  The proceeds were received on January 7, 2009.

(C)	Foreign exchange loss primarily relates to the strengthening of the USD against the Canadian Dollar and Mexican Peso as these subsidiaries hold monetary assets denominated in those currencies.

Income taxes

The Company recorded $14,000 of U.S. federal income tax expense for the three months ended December 31, 2008 and $105,000 U.S. federal income tax expense for the three months ended December 31, 2007.

The Company recorded $28,000 of income tax expense for its Canadian subsidiary for the three months ended December 31, 2008.  The Company recorded a $1,884,000 income tax expense for its Canadian subsidiary for the three months ended December 31, 2007 due to the CRA audit settlement.

The Company filed with the Mexican Ministry of Finance for a refund of previously paid taxes.  During the quarter ended December 31, 2008, the Company received $128,000 related to such refund filings. The Company will be refiling and providing additional documentation to the Mexican Ministry of Finance in the continued pursuit of a refund of the remaining taxes. The Company continues to uphold the merits of the tax positions, but the time involved and costs associated with the pursuit of the refunds may not allow the Company to realize the full value.  Accordingly, the Company has written down, for financial reporting purposes, the remaining refund balance of approximately $770,000 in the three months ended December 31, 2008.

See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

Net Earnings/(Loss)

Net loss was approximately $(72,000), or $(0.02) per share-basic and diluted, for the three months ended December 31, 2008 compared to net earnings of approximately $1,848,000, or $0.46 per share-basic and diluted, for the three months ended December 31, 2007.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that could be expected to have a material current or future effect upon the Company's financial condition or results of operations.

Liquidity and Capital Resources

The Company's liquidity generally depends on cash on hand and cash provided by operating activities. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of Equity Investments, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets. All funds generated from the collection of remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

At December 31, 2008, the Company had unrestricted cash and cash equivalents of approximately $61,947,000 an increase of approximately $4,393,000 compared to September 30, 2008. Net cash provided by operating activities for the three months ended December 31, 2008 was approximately $4,771,000.

The Company's operating activities during the three months ended December 31, 2008 were funded by cash on hand.  During the three months ended December 31, 2008, $73,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, $479,000 was received from interest income and bad debt recoveries and approximately $5,327,000 was received from an income tax refund related to the Company's Canadian subsidiary.  However, such tax receipts are anticipated to be used to satisfy Canadian taxes payable.  Additionally, $128,000 was received from an income tax refund related to the Company's Mexican subsidiary.  The

Company's cash expenditures were primarily operating expenses of approximately $1,237,000 (principally professional services and compensation).

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

See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Item 1A in Part II Other Information.

Dividends

There were no dividends paid in the current year quarter. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Item 1A in Part II Other Information.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 31, 2008, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 2,096 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from either the Company’s equity or potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

At September 30, 2008, the Company estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.    See the risk factors “Risk Factors Relating to the Company” in Item 1A in Part II Other Information, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio” and “Limited Public Market for Contingent Distribution Rights."

CDR Payment

There were no CDR payments during the current year quarter.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the sole director of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the sole director of the Company has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2008 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Change in Internal Controls

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.              OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the Litigation Trust, the motion by the Litigation Trust to obtain summary judgments against certain SIP defendants, and a Claims Status Report.

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

The Company’s post-bankruptcy business plan is limited to an orderly run-off or sale of its remaining assets. Pursuant to the Plan and restrictions contained in its certificate of incorporation, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business plan. This business plan is based on numerous assumptions including the anticipated future performance of the Company in running off its operations, the time frame for the run-off, general business and economic conditions, and other matters, many of which are beyond the control of the Company and some of which may not materialize. As a result, the Company’s ability to effectively complete this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of this Quarterly Report may affect the actual financial results of the Company’s operations.

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

Impact of Recoveries by Litigation Trust on the Company’s Obligation to Make Payments in Respect of Contingent Distribution Rights

As the present value of distributions to certain C-4 creditors have reached the 100% threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive payments from the Company equal to 37% of each dollar available to be distributed to Comdisco C-4 creditors  in accordance with the Plan. All payments by the Company in respect of CDRs are made from the Company’s available cash-on-hand and not from funds distributed by the Litigation Trust. The Company expects to maintain cash reserves sufficient to make any required payments pursuant to its CDR liability arising from either the Company’s equity or net distributions from the Litigation Trust.  Any actual net distributions by the Litigation Trust to the C-4 creditors will increase the Company’s liability to CDR holders.  As of the date of this filing, a reasonable estimate of future net distributions is not determinable.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of December 31, 2008, 92 percent of the estimated fair market value of the entire portfolio is concentrated in 10 individual companies and approximately 62 percent of the estimated amount is in three individual companies.

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

The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions

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

Impact of Interest Rates and Foreign Exchanges Rates

Increases in interest rates could impact the value of certain of the Company’s assets and a strengthening of the US dollar could impact the value of the Company’s remaining net foreign assets consisting primarily of tax receivables and tax liabilities, a bank guarantee in the Netherlands and recoveries on three former lease receivables in Europe.

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

COMDISCO HOLDING COMPANY, INC.

Dated: February 9, 2009	By: /s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)