Form 10-Q
period 2009-03-31
COMDISCO HOLDING CO INC
filed 2009-05-12
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ] No [  ]

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
Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  4,029,055 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on April 30, 2009.

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and six months ended March 31, 2009 and 2008 (Unaudited)
(in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Revenue
Gain on sale of equity and warrant securities	$126	$1,803	$218	$7,457
Interest income	156	548	437	1,401
Miscellaneous income	--	5	8	50
Total revenue	282	2,356	663	8,908
Costs and expenses
Selling, general and administrative	1,095	1,423	2,436	2,904
Write-down of equity securities	20	1,325	20	1,325
Contingent distribution rights	(1,320)	(445)	(1,711)	997
Bad debt recoveries	(176)	(144)	(2,118)	(329)
Minority interest	542	--	542	--
Foreign exchange loss	113	90	746	67
Total costs and expenses	274	2,249	(85)	4,964
Earnings before income taxes	8	107	748	3,944
Income tax expense(benefit)	(29)	(1,080)	783	909
Net earnings (loss)	$37	$1,187	$(35)	$3,035
Basic and diluted earnings (loss) per common share	$0.01	$0.29	$(0.01)	$0.75

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – March 31, 2009 (Unaudited) and September 30, 2008 (Audited)
(in thousands except share data)

	March 31, 2009	September 30, 2008
ASSETS
Cash and cash equivalents	$62,831	$57,554
Cash – legally restricted	4,929	4,982
Equity investments	1,205	1,211
Income tax receivables	3,735	11,667
Other assets	108	50
Total assets	$72,808	$75,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$395	$380
Income tax payables	8,606	10,139
Other liabilities
Accrued compensation	1,184	1,237
Contingent distribution rights	20,758	22,469
Other liabilities	834	187
Total other liabilities	22,776	23,893
Total liabilities	31,777	34,412
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at March 31, 2009 and September 30, 2008	72	72
Additional paid-in capital	43,775	43,775
Accumulated other comprehensive income	69	55
Retained earnings	1,436	1,471
Common stock held in treasury, at cost; 170,945 shares at March 31, 2009 and September 30, 2008	(4,321)	(4,321)
Total stockholders’ equity	41,031	41,052
	$72,808	$75,464

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Six months ended March 31, 2009 and 2008 (Unaudited)
(in thousands)

	Six months ended March 31,
	2009	2008
Cash flows from operating activities:
Equity and warrant proceeds, net of fees	$129	$6,695
Interest, recoveries and other revenue	2,485	1,551
Selling, general and administrative expenses	(2,174)	(3,039)
Income tax receipts	5,456	655
Transfer of cash to minority interest balance	(35)	--
Net cash provided by operating activities	5,861	5,862
Effect of exchange rates on cash and cash equivalents	(584)	--
Net increase in cash and cash equivalents	5,277	5,862
Cash and cash equivalents at beginning of period	57,554	48,169
Cash and cash equivalents at end of period	$62,831	$54,031

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Six months ended March 31,
	2009	2008
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Net earnings (loss)	$(35)	$3,035
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Income taxes	6,239	1,368
Contingent distribution rights	(1,711)	997
Receivables	(75)	(762)
Selling, general and administrative	262	(135)
Minority interest expense, net of cash transfer	507	--
Write-down of equity securities	20	1,325
Other, including foreign exchange	654	34
Net cash provided by operating activities	$5,861	$5,862

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009

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

SIP Bankruptcy Claims: In February 1998, pursuant to the Shared Investment Plan (“SIP”), the SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million (“SIP Guaranty Claim”). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004. Proofs of Claim were filed by forty-eight of the SIP Participants in the bankruptcy estate of Comdisco, Inc. The Company objected to such Proofs of Claim.  The Company was responsible for its legal fees and expenses related to these matters. Based on an order entered on May 16, 2007 by the Bankruptcy court subordinating the claims of the SIP Participants, any resolution would have been handled through the disputed interests reserve which was a specific pool of CDR’s allocated for any Allowed Claims in the C-5B Class. On September 20, 2007, the attorneys representing forty-three of the SIP Claimants (the “Certain SIP Claimants”) filed a motion to withdraw their respective SIP Claims in the bankruptcy without prejudice. After negotiations among the parties, on November 8, 2007, the Bankruptcy court entered an order that allowed for the withdrawal of their SIP Claims without prejudice subject to specific conditions. Such conditions include a bar to refiling, amending or reinstating the SIP Claims, or any other claims related to the SIP and execution of a covenant not to sue.  All SIP Participants (or their respective bankruptcy trustees) who filed Proofs of Claims have withdrawn such claims and/or the claims have been dismissed by the Bankruptcy court.

Litigation Trust: The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the "Trust Assets"). Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan). The Litigation Trust has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. Five of the sixty-seven SIP Participants have filed personal bankruptcy. Also, two SIP Participants who previously settled with the Company were transferred to the Litigation Trust because of their inability to fulfill the terms of their respective settlement agreement and the litigation trustee has commenced lawsuits against them. As of December 31, 2008, both of these SIP Participants settled with the litigation trust. On September 24, 2008, a federal district court judge entered summary judgments against twenty-seven of the SIP Participants on their respective SIP Note obligations and the Litigation Trust is commencing collection actions against them.  As of the date of this filing, the SIP Participants have filed appeals on those judgments.  As of the date of this filing, a federal district court judge entered orders in cases against twenty-three SIP Participants ordering that certain CDRs and related proceeds held by the Company and BNY Mellon (holder of CDRs) on behalf of these SIP Participants be turned over to the Litigation Trust.  As of March 31, 2009, four of the twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal SIP participants. Additionally, the Litigation Trust has filed summary judgments against all of the SIP participants who are defendants in the pending state court action.  Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

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

During the quarter ended December 31, 2008, management determined that it had not correctly accounted for one of the inputs of the CDR liability calculation and certain severance costs of a limited number of remaining employees.  As a result, the financial position and results of operations for the six months ended March 31, 2009 reflect an increase to contingent distribution rights expense and corresponding contingent distribution rights liability in the amount of $219,000 and a reduction to selling, general and administrative expenses and accrued compensation of $52,000.  Management determined that the impact of these errors on previously issued interim consolidated financial statements was not material and determined that the impact of correcting these errors in the interim consolidated financial statements for the six months ended March 31, 2009 was not material, and therefore reflected the corrections in the six months ended March 31, 2009.

During the quarter ended March 31, 2009, management determined that it had not correctly accounted for a minority interest in a limited partnership.   During the Company’s review and financial analysis of the wind-down of its Canadian entities, the Company determined that, since the inception of a certain Canadian limited partnership in 1988, it had not properly accounted for the minority interest held in that partnership. Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company has recorded minority interest expense of $549,000 (including the foreign exchange impact) and a corresponding decrease to contingent distribution rights expense and contingent distribution rights liability in the amount of $203,000 resulting in a net reduction in earnings of $346,000 for the three and six months ended March 31, 2009. Such items may be subject to further adjustment based upon the closing of the Canadian limited partnership’s fiscal year 2009 and the ultimate dissolution of the partnership.  Management determined that the impact of these errors on previously issued interim consolidated financial statements was not material and determined that the impact of correcting these errors in the interim consolidated financial statements for the three and six months ended March 31, 2009 was not material, and therefore reflected the corrections in the current quarter.

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

 On October 1, 2008, the Company adopted SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of SFAS 115” (“SFAS 159”).  SFAS No. 159 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  The adoption of SFAS 159 did not have a material impact on the Company’s financial condition or results of operations.

The impact of adopting these standards is discussed in Note 9 of Notes to Consolidated Financial Statements.

4.   Equity Investments

Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at various percentages. Through March 31, 2009, the Company had received approximately $63,839,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $10,669,000 in combined management fees, sharing and target bonus award through March 31, 2009. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement. As reported on a Form 8-K filed by the Company on March 19, 2009, the management agreement was extended for an additional two years to February 20, 2011.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company's available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2008	$-	$55	$55
December 31, 2008	$-	$-	$-
March 31, 2009	$-	$69	$69

 Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At March 31, 2009, the Company held securities in three publicly-traded companies: Akamai Technologies, Inc. and two minor positions in securities valued under $100.

The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company.

Equity investments in private companies:

The Company's policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired.  During the quarter ended March 31, 2009, the Company recorded a write-down of equity investments in the amount of $20,000 for an equity investment unrelated to the portfolio managed by Windspeed.  All write-downs are considered permanent impairments for financial reporting purposes.

5.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, State of Illinois and foreign jurisdictions.

As of the date of this filing, the federal tax years open to examination are fiscal years ended September 30, 2005 through September 30, 2007.

In the State of Illinois, the Company is under audit for the tax year ended September 30, 2007.    The Company does not expect any additional tax payments to be due as a result of this audit.  There are no other significant state audits in progress.

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, a tax audit performed by the Canada Revenue Agency ("CRA") for tax years ended September 30, 2001 through 2003 which was completed September 29, 2008 and amended tax returns and "Notices of Objection" to reassessments filed for several other tax years. The Company continues to advance matters with the provinces of Ontario and Quebec in respect to Notices of Objection and amended tax returns filed for several tax years in those provinces. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2004 through 2008. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2003 through 2008. The open tax years for the province of Quebec are tax years ended September 30, 1999 and 2004. The open tax years for the province of Alberta are tax years ended September 30, 1999 and 2004.

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

As of March 31, 2009, the Company has recorded liabilities relating to reserves of uncertain tax positions in the amount of $3,816,000. The entire balance of $3,816,000, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The Company is unable to project the potential range of tax impacts at this time.  During the quarter ended December 31, 2008, approximately $5,328,000 was received from an income tax refund related to the Company's Canadian subsidiary.  However, such receipts are anticipated to be used to satisfy Canadian taxes payable.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.   As of March 31, 2009, accrued interest and penalties amounted to $2,399,000.

During the quarter ended December 31, 2008, the Company received a refund from the Mexican Ministry of Finance in the amount of $128,000 and wrote down, for financial reporting purposes, the remaining refund balance of approximately $770,000.  During the quarter ended March 31, 2009, the Company re-filed with the Mexican Ministry of Finance and provided additional documentation in the continued pursuit of a refund of the remaining balance. The Company continues to uphold the merits of its tax positions, but the time involved and costs associated with the pursuit of the refunds may not allow the Company to realize their full value.

In addition, the Company had an unrelated tax receivable from the Mexican Ministry of Finance in the amount of $104,000 as of March 31, 2009. The Company received the funds related to this tax receivable in April 2009.

6.   Stockholders' Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of March 31, 2009, the Company had 4,029,055 shares of Common Stock outstanding and 170,945 shares of Common Stock held in treasury.

Stockholders' equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2008	$72	$43,775	$55	$1,471	$(4,321)	$41,052
Net (loss)				(35)		(35)
Change in net unrealized gains			14			14
Balance at March 31, 2009	$72	$43,775	$69	$1,436	$(4,321)	$41,031

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$69	$(586)	$69	$(228)
Reclassification adjustment for gains included in earnings before income taxes	---	(1,491)	(55)	(4,593)
Change in net unrealized gains (losses) (A)	69	(2,077)	14	(4,821)
Other comprehensive income (loss)	69	(2,077)	14	(4,821)
Net earnings (loss)	37	1,187	(35)	3,035
Total comprehensive income (loss)	$106	$(890)	$(21)	$(1,786)
(A) – No income tax effect on these gains (losses)

7. Other Financial Information

Legally restricted cash is comprised of the following at March 31, 2009 and September 30, 2008 (in thousands):

	March 31, 2009	September 30, 2008
Incentive compensation escrow	$455	$453
Indemnification reserve	4,000	4,000
Other escrows	474	529
	$4,929	$4,982

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

Other liabilities consist of the following (in thousands):
	March 31, 2009	September 30, 2008
Accrued compensation	$1,184	$1,237
CDRs	20,758	22,469
Other liabilities	834	187
	$22,776	$23,893

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include the minority interest adjustment of $549,000 recorded in the three and six months ended March 31, 2009.

The amounts due to CDR holders follow the formula described in “Critical Accounting Policies”.

8.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
North America	$280	$2,353	$659	$8,903
Europe	2	3	4	5
Total	$282	$2,356	$663	$8,908

 The following table presents total assets and cash by geographic location based on the location of the Company's offices (in thousands):

	March 31, 2009		September 30, 2008
	Total Assets	Cash	Total Assets	Cash
North America	$72,453	$67,405	$75,077	$62,149
Europe	355	355	387	387
Total	$72,808	$67,760	$75,464	$62,536

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

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.  The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis as of March 31, 2009 are money market funds and equity investments in one public company, which are measured at fair value based upon Level 1 inputs.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

On October 1, 2008, the Company adopted SFAS 159 but did not elect the fair value option.

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

The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash, resolved all litigation and made distributions of all available cash to holders of its Common Stock and CDRs in the manner and priorities set forth in the Plan and completed all regulatory filings. At that point, the Company will cease operations.

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

The Company's operations continued to wind down during the three months ended March 31, 2009 compared to prior periods. The Company's assets at March 31, 2009 consisted primarily of cash, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a number of leases in default whereby collection efforts are underway to support a recovery on those accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of March 31, 2009, which is approximately $1,136,000. The Company's estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management agreement was extended on March 16, 2009 to February 20, 2011.  The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at March 31, 2009 for its Equity Investments in private companies is approximately $3,343,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

The following table summarizes the changes in the value of the Company's Equity Investments since September 30, 2008 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2008 estimated realizable value	$55	$2,958
Realized—net of fees	(46)	(46)
Increase (decrease) in unrealized estimated value	(9)	39
(Decrease) due to additional management fees	--	(150)
December 31, 2008 estimated realizable value	--	2,801
Realized – net of fees	--	(126)
Increase (decrease) in unrealized estimated value	69	668
March 31, 2009 estimated realizable value	$69	$3,343

(1)	Carrying value of public companies for financial statements is market value. See Note 4 of Notes to Consolidated Financial Statements.
(2)	Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $1,136,000.
(3)	Net of fees and sharing with Windspeed including additional fees under the extended management agreement.

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

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 60 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of its portfolio in equity investment, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  During the quarter ended March 31, 2009, the Company recorded a write-down in the amount of $20,000 for an equity investment unrelated to the portfolio managed by Windspeed. The carrying value of the Company's equity investments in private companies was $1,136,000 at March 31, 2009.

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

Recently Issued Professional Accounting Standards

The Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on October 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures. The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements.  The disclosures required by SFAS 157 are included in Note 9 of Notes to Consolidated Financial Statements.

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

 In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Upon adoption of SFAS 160 on October 1, 2009, the Company will be required to report any noncontrolling interests as a separate component of stockholders’ equity.  The Company has a 1%  minority interest.

Recent Developments

 Equity Investments

 On January 30, 2009, Open Table, Inc. (“Open Table”) announced that it had filed a registration statement on Form S-1 relating to a proposed initial public offering of shares of its common stock.  Open Table is held in the Company’s equity investments in private companies portfolio as of March 31, 2009 at a fair value estimate of $807,000, an increase of $675,000 from the December 31, 2008 quarter end fair value estimate.  See the risk factors discussed in Item 1A. “Risk Factors” entitled “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

SIP Joinder Action

 On January 27, 2006, certain of the SIP participants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc.  The defendants filed a Motion to Dismiss the suit on December 5, 2006.  At the hearing held on March 11, 2008, the judge dismissed the complaint with leave for the plaintiffs to replead by April 8, 2008.  After a series of motions and other proceedings by the plaintiffs, they filed their First Amended Complaint.  On December 15, 2008, the defendants filed a Motion to Dismiss the First Amended Complaint. On February 24, 2009, the judge set a briefing schedule.  Subsequently, the plaintiffs sought an extension to their filing deadlines and the defendants moved to set a date certain for the hearing on the Motion to Dismiss.  At a hearing held on April 21, 2009, the attorney for the plaintiffs advised the judge that he would be making an offer of settlement in the near future.  Pending the settlement offer, the judge revised the briefing schedule and set a status update for June 1, 2009.  On May 5, 2009, the attorney for the plaintiffs tendered a settlement offer to the defendants which has been forwarded to the former Comdisco, Inc.’s insurance carriers (see below) for their review and consideration.

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

Litigation Trust Summary Judgments

On September 24, 2008, a federal district court judge entered summary judgments in favor of the Litigation Trust against twenty-seven of the SIP Participants on their respective SIP Note obligations.  The Litigation Trust has commenced collection actions. As of the date of this filing, the SIP participants have filed appeals on those judgments.  A briefing schedule has been set by the Appellate Court.  As of the date of this filing, a federal district court judge entered orders in cases against twenty-three SIP Participants ordering that certain CDRs and related proceeds held by the Company and BNY Mellon (holder of CDRs) on behalf of these SIP Participants be turned over to the Litigation Trust.  As of March 31, 2009, four of the twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal SIP participants. Additionally, the Litigation Trust has filed summary judgments against all of the SIP participants who are defendants in the pending state court action.  Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details.

Results of Operations

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Revenue

Changes in total revenue for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were as follows (in thousands):

	Three months ended March 31,
	2009	2008	Percent Increase (Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$126	$1,803	(93%)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	156	548	(72%)	Interest earned on cash balances. (B)
Miscellaneous income	--	5	(100%)	Miscellaneous receipts.

Total revenue	$282	$2,356	(88%)

A)
The decrease in gains on sale of equity holdings for the quarter ended March 31, 2009 relates to a decrease in the liquidations of positions in public and private companies compared to the quarter ended March 31, 2008.

B)	Interest income earned in the quarter ended March 31, 2009 is lower compared to the prior year quarter primarily due to lower interest rates.

Costs and Expenses

Changes in total costs and expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were as follows (in thousands):

	Three months ended March 31,
	2009	2008	Percent Increase (Decrease)	Explanation of Change
Selling, general and administrative	$1,095	$1,423	(23%)	SG&A costs have decreased with the continued wind--down of operations.
Write-down of equity securities	20	1,325	(98%)	Impairment of asset.
Contingent distribution rights	(1,320)	(445)	(+100%)	(A)
Bad debt recoveries	(176)	(144)	22%)	Collections and recoveries. fluctuations.
Minority interest	542	--	N/A	(B)
Foreign exchange loss	113	90	26%)	Foreign exchange rate fluctuations. (C)
Total costs and expenses	$274	$2,249	(88%)

(A)
The CDR reduction in expense is primarily the result of a minority interest expense, reduced future estimated interest income cash flows, a reduced recovery estimate and higher estimated future selling, general and administrative costs for professional fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for more information.

(B)
During the Company’s review and financial analysis of the wind-down of its Canadian entities, the Company determined that, since the inception of a certain Canadian  limited partnership in 1988, it had not properly accounted for the minority interest held in that partnership.  Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company has recorded minority interest expense of $542,000 and a corresponding reduction in CDR expense of $203,000. Such items may be subject to further adjustment based upon the closing of the Canadian limited partnership’s fiscal year 2009 and the ultimate dissolution of the partnership.

(C)
Foreign exchange loss primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar and Mexican Peso as the Company’s foreign subsidiaries held monetary assets denominated in those currencies.

Income taxes

The Company recorded $32,000 of U.S. federal income tax benefit for the three months ended March 31, 2009 and no U.S. federal income tax expense for the three months ended March 31, 2008.

The Company recorded $3,000 of income tax expense for its Canadian subsidiary for the three months ended March 31, 2009.  The Company recorded a $1,080,000 income tax benefit for its Canadian subsidiary for the three months ended March 31, 2008 due to the CRA audit settlement.

See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

Net Earnings

Net earnings was approximately $37,000, or $0.01 per share-basic and diluted, for the three months ended March 31, 2009 compared to net earnings of approximately $1,187,000, or $0.29 per share-basic and diluted, for the three months ended March 31, 2008.

Six Months Ended March 31, 2009 Compared to the Six Months Ended March 31, 2008

Revenue

Changes in total revenue for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 were as follows (in thousands):

	Six months ended March 31,
	2009	2008	Percent Increase (Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$218	$7,457	(97%)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	437	1,401	(69%)	Interest earned on cash balances. (B)
Miscellaneous income	8	50	(84%)	Miscellaneous receipts.
Total revenue	$663	$8,908	(93%)

A)
The decrease in gains on sale of equity holdings for the six months ended March 31, 2009 relates to a decrease in the liquidations of positions in public and private companies compared to the six months ended March 31, 2008.

B)	Interest income earned in the six months ended March 31, 2009 is lower compared to the prior year period primarily due to lower interest rates.

Costs and Expenses

Changes in total costs and expenses for the six months ended March 31, 2009 compared to the six months ended March 31, 2008 were as follows (in thousands):

	Six months ended March 31,
	2009	2008	Percent Increase (Decrease)	Explanation of Change
Selling, general and administrative	$2,436	$2,904	(16%)	SG&A costs have decreased with the continued winddown of operations.
Write-down of equity securities	20	1,325	(98%)	Impairment of asset.
Contingent distribution rights	(1,711)	997	(+100%)	(A)
Bad debt recoveries	(2,118)	(329)	(+100%)	Collections & recoveries.(B)
Minority interest	542	--	N/A	(C)
Foreign exchange loss	746	67	+100%	Foreign exchange rate fluctuations. (D)
Total costs and expenses	$(85)	$4,964	(+100%)

(A)
The reduction in CDR expense is primarily the result of the foreign exchange loss and a minority interest expense, reduced future estimated interest income cash flows, a reduced recovery estimate and higher estimated future selling, general and administrative costs for professional fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical

Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(B)
The increase in the current year period compared to the year earlier period is primarily due to a collection from a settlement agreement in the Just for Feet bankruptcy estate of approximately $1,750,000 received in January 2009.

(C)
During the Company’s review and financial analysis of the wind-down of its Canadian entities, the Company determined that, since the inception of a certain Canadian  limited partnership in 1988, it had not properly accounted for the  minority interest held in that partnership.  Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company has recorded minority interest expense of $542,000 and a corresponding reduction in CDR expense of $203,000. Such items may be subject to further adjustment based upon the closing of the Canadian limited partnership’s fiscal year 2009 and the ultimate dissolution of the partnership.

(D)
Foreign exchange loss primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar and Mexican Peso as the Company’s foreign subsidiaries hold monetary assets denominated in those currencies.

Income taxes

The Company recorded $17,000 U.S. federal income tax benefit for the six months ended March 31, 2009 and recorded nominal U.S. federal income tax expense for the six months ended March 31, 2008.  The Company recorded income tax expense for its Canadian subsidiary of $30,000 for the six months ended March 31, 2009 and the Company recorded income tax expense for its Canadian subsidiary of $804,000 for the six months ended March 31, 2008. See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

During the quarter ended December 31, 2008, the Company received a refund from the Mexican Ministry of Finance in the amount of $128,000 and wrote down, for financial reporting purposes, the remaining refund balance of approximately $770,000.  During the quarter ended March 31, 2009, the Company re-filed with the Mexican Ministry of Finance and provided additional documentation in the continued pursuit of a refund of the remaining balance. The Company continues to uphold the merits of its tax positions, but the time involved and costs associated with the pursuit of the refunds may not allow the Company to realize their full value.

Net Earnings/Loss

Net loss was approximately $35,000, or ($0.01) per share-basic and diluted, for the six months ended March 31, 2009 compared to net earnings of approximately $3,035,000, or $0.75 per share-basic and diluted, for the six months ended March 31, 2008.

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

 At March 31, 2009, the Company had unrestricted cash and cash equivalents of approximately $62,831,000 an increase of approximately $5,277,000 compared to September 30, 2008. Net cash provided by operating activities for the three months ended March 31, 2009 was approximately $5,861,000.

 The Company's operating activities during the six months ended March 31, 2009 were funded by cash on hand.  During the six months ended March 31, 2009, $129,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, $2,485,000 was received from interest income and bad debt recoveries and approximately $5,328,000 was received from an income tax refund related to the Company's Canadian subsidiary.  However, such tax receipts are anticipated to be used to satisfy Canadian taxes payable.  Additionally, $128,000 was received from an income tax refund related to the Company's Mexican subsidiary.  The Company's cash expenditures were primarily operating expenses of approximately $2,174,000 (principally professional services and employee’s compensation).

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

See "Risk Factors Relating to the Company--The Company's Liquidity is Dependent on a Number of Factors" in Item 1A in Part II Other Information.

Dividends

 There were no dividends paid in the current quarter. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

 See "Risk Factors Relating to the Company--The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Item 1A in Part II Other Information.

Contingent Distribution Rights

 For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of March 31, 2009, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,997 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the current quarter.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the sole director of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the sole director of the Company has concluded that the Company's disclosure controls and procedures are effective as of March 31, 2009 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Change in Internal Controls

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's second quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.           OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

 See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments" for a discussion of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the Litigation Trust and the motion by the Litigation Trust to obtain summary judgments against certain SIP defendants.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of March 31, 2009, 94 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 70 percent of the estimated amount is in three individual companies.

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

3.2
By-Laws  of  Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report of Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968)

10.1
Third Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of March 16, 2009, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated March 19, 2009, as filed with the Commission on March 19, 2009, File No. 0-49968)

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

COMDISCO HOLDING COMPANY, INC.

Dated: May 12, 2009	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)