Form 10-Q
period 2009-06-30
COMDISCO HOLDING CO INC
filed 2009-08-07
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  4,029,055 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on July 31, 2009.

COMDISCO HOLDING COMPANY, INC.
INDEX
Page
PART I.	FINANCIAL INFORMATION	1

PART II.	OTHER INFORMATION	24

SIGNATURES	29

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and nine months ended June 30, 2009 and 2008 (Unaudited)
(in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Revenue
Gain on sale of equity and warrant securities	$896	$554	$1,114	$8,011
Interest income	77	194	514	1,595
Foreign exchange gain	304	111	--	43
Miscellaneous income	--	10	8	60
Total revenue	1,277	869	1,636	9,709
Costs and expenses
Selling, general and administrative	1,086	1,369	3,522	4,273
Write-down of equity securities	--	--	20	1,325
Contingent distribution rights	1,054	1,336	(656)	2,333
Bad debt recoveries	(603)	(358)	(2,722)	(687)
Minority interest	--	--	542	--
Foreign exchange loss	--	--	442	--
Total costs and expenses	1,537	2,347	1,148	7,244
Earnings (loss) before income taxes	(260)	(1,478)	488	2,465
Income tax expense (benefit)	(116)	(457)	667	452
Net earnings (loss)	$(144)	$(1,021)	$(179)	$2,013
Basic and diluted earnings (loss) per common share	$(0.04)	$(0.25)	$(0.04)	$0.50

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – June 30, 2009 (Unaudited) and September 30, 2008 (Audited)
(in thousands except share data)

	June 30, 2009	September 30, 2008
ASSETS
Cash and cash equivalents	$64,166	$57,554
Cash – legally restricted	4,963	4,982
Equity investments	4,156	1,211
Income tax receivables	3,924	11,667
Other assets	176	50
Total assets	$77,385	$75,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$247	$380
Income tax payables	9,389	10,139
Other liabilities
Accrued compensation	1,191	1,237
Contingent distribution rights	21,813	22,469
Other liabilities	808	187
Total other liabilities	23,812	23,893
Total liabilities	33,448	34,412
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at June 30, 2009 and September 30, 2008	72	72
Additional paid-in capital	43,775	43,775
Accumulated other comprehensive income	3,119	55
Retained earnings	1,292	1,471
Common stock held in treasury, at cost; 170,945 shares at June 30, 2009 and September 30, 2008	(4,321)	(4,321)
Total stockholders’ equity	43,937	41,052
	$77,385	$75,464

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Nine months ended June 30, 2009 and 2008 (Unaudited)
(in thousands)

	Nine months ended June 30,
	2009	2008
Cash flows from operating activities:
Equity and warrant proceeds, net of fees	$1,054	$7,840
Interest, recoveries and other revenue	3,096	2,298
Selling, general and administrative expenses	(3,344)	(4,785)
Income tax receipts	5,762	4,864
Transfer of cash to minority interest balance	(113)	--
Net cash provided by operating activities	6,455	10,217
Effect of exchange rates on cash and cash equivalents	157	--
Decrease in legally restricted cash	--	32
Net increase in cash and cash equivalents	6,612	10,249
Cash and cash equivalents at beginning of period	57,554	48,169
Cash and cash equivalents at end of period	$64,166	$58,418

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Nine months ended June 30,
	2009	2008
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Net earnings (loss)	$(179)	$2,013
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Income taxes	6,429	5,321
Contingent distribution rights	(656)	2,333
Receivables	(145)	(12)
Selling, general and administrative	179	(514)
Minority interest expense, net of cash transfer	429	--
Write-down of equity securities	20	1,325
Other, including foreign exchange	378	(249)
Net cash provided by operating activities	$6,455	$10,217

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009

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

The Litigation Trust has commenced both state and federal lawsuits to collect on such SIP Participants' promissory notes. Six of the sixty-seven SIP Participants have filed personal bankruptcy.  One state SIP participant has also settled.

On September 24, 2008, a federal district court judge entered summary judgments against twenty-seven of the SIP Participants on their respective SIP Note obligations and the Litigation Trust has commenced collection actions against them.  The SIP Participants have filed appeals on those judgments.  Additionally, the federal district court judge has entered orders in the cases against twenty-six SIP Participants ordering that certain CDRs and related proceeds held by the Company and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.

As of July 31, 2009, eight of these twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal SIP participants.

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

During the quarter ended December 31, 2008, management determined that it had not correctly accounted for one of the inputs of the CDR liability calculation and certain severance costs of a limited number of remaining employees.  As a result, the financial position and results of operations for the nine months ended June 30, 2009 reflect an increase to contingent distribution rights expense and corresponding contingent distribution rights liability in the amount of approximately $219,000 and a reduction to selling, general and administrative expenses and accrued compensation of approximately $52,000.  Management determined that the impact of these errors on previously issued interim and annual consolidated financial statements was not material and determined that the impact of correcting these errors in the interim consolidated financial statements for the nine months ended June 30, 2009 was not material, and therefore reflected the corrections in the nine months ended June 30, 2009.

During the quarter ended March 31, 2009, management determined that it had not correctly accounted for a minority interest in a limited partnership.   During the Company’s review and financial analysis of the wind-down of its Canadian entities, the Company determined that, since the inception of a certain Canadian limited partnership in 1988, it had not properly accounted for the minority interest held in that partnership. Based on financial records of the Canadian limited partnership, the Company recorded minority interest expense of approximately $549,000 (including the foreign exchange impact) and a corresponding decrease to contingent distribution rights expense and contingent distribution rights liability in the amount of approximately $203,000, resulting in a net reduction in earnings of approximately $346,000 for the nine months ended June 30, 2009.  Such items may be subject to further adjustment based upon the closing of the Canadian limited partnership’s fiscal year 2009 and the ultimate dissolution of the partnership.  Management determined that the impact of these errors on previously issued interim and annual consolidated financial statements was not material and determined that the impact of correcting these errors in the interim consolidated financial statements for the nine months ended June 30, 2009 was not material, and therefore reflected the corrections in the nine months ended June 30, 2009.

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

On April 1, 2009, the Company adopted FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS 165 did not have a material impact on the Company’s financial condition or results of operations.  The impact of adopting this standard is discussed in Note 10 of Notes to Consolidated Financial Statements.

4.   Equity Investments

Windspeed Acquisition Fund GP, LLC ("Windspeed") manages the Company's investments in equity securities. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at a set percentage. Through June 30, 2009, the Company had received approximately $64,878,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $10,881,000 in combined management fees, sharing and target bonus award through June 30, 2009. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company's available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2008	$ -	$ 55	$ 55
December 31, 2008	$ -	$ -	$ -
March 31, 2009	$ -	$ 69	$ 69
June 30, 2009	$ -	$ 3,119	$ 3,119

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 6 of Notes to Consolidated Financial Statements). At June 30, 2009, the Company held securities in four publicly-traded companies: OpenTable, Inc. and Medidata Solutions, Inc. and two minor positions in securities valued under $100.  The fair market value of OpenTable, Inc. is approximately $3,094,000 and the shares are held in lock-up until November 2009.  The fair market value of Medidata Solutions, Inc. is approximately $25,000 and the shares are held in lock-up until December 2009.  However, there is no assurance as to whether or not the Company will be able to liquidate its positions following the lock-up period or the actual amount that the Company will ultimately realize on such positions.

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

5.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and foreign jurisdictions.

As of the date of this filing, the federal tax years open to examination are fiscal years ended September 30, 2005 through September 30, 2008.

In the State of Illinois, the Company is under audit for the tax years ended September 30, 2006 and 2007.    The Company does not expect any additional tax payments to be due as a result of this audit.  There are no other significant state audits in progress.

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, a tax audit performed by the Canada Revenue Agency ("CRA") for tax years ended September 30, 2001 through 2003 which was completed September 29, 2008 and amended tax returns and "Notices of Objection" to reassessments filed for several other tax years. The Company continues to advance matters with the provinces of Ontario and Quebec in respect to Notices of Objection and amended tax returns filed for several tax years in those provinces. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2005 through 2008. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2004 through 2008. The sole open tax year for the province of Quebec is tax year ended September 30, 1999. The open tax years for the province of Alberta are tax years ended September 30, 1999 and 2004.

During the quarter ended June 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  As of the date of this filing, there has been a meeting with the auditor where additional information as well as copies of documentation were requested.  With the assistance of its local advisor, the Company will respond to requests for additional information or documentation as well as questions.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2000 through December 31, 2008.

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

As of June 30, 2009, the Company has recorded liabilities relating to reserves of uncertain tax positions in the amount of approximately $4,124,000. The entire balance of approximately $4,124,000, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The Company is unable to project the potential range of tax impacts at this time.  During the nine months ended June 30, 2009, approximately $5,359,000 was received from income tax refunds related to the Company's Canadian subsidiary.  However, such receipts are anticipated to be used to satisfy Canadian taxes payable.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.   As of June 30, 2009, accrued interest and penalties amounted to approximately $2,674,000.

During the quarter ended December 31, 2008, the Company received an income tax refund from the Mexican Ministry of Finance in the amount of approximately $128,000 and wrote down, for financial reporting purposes, the remaining income tax refund balance of approximately $770,000.  During the quarter ended March 31, 2009, the Company re-filed with the Mexican Ministry of Finance providing additional documentation which, during the quarter ended June 30, 2009, resulted in the Company receiving approximately $169,000 of the remaining balance.  On July 7, 2009, the Company filed a lawsuit in Mexican Tax Court to challenge the positions of the Ministry of Finance regarding the remaining income tax credits that have yet to be refunded.  The Company continues to uphold the merits of its income tax positions, but the time involved and costs associated with the pursuit of the refunds may not allow the Company to realize their full value.

In addition, during the quarter ended June 30, 2009, the Company received approximately $104,000 for an unrelated asset tax receivable from the Mexican Ministry of Finance.

6.   Stockholders' Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of June 30, 2009, the Company had 4,029,055 shares of Common Stock outstanding and 170,945 shares of Common Stock held in treasury.

Stockholders' equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2008	$ 72	$ 43,775	$ 55	$ 1,471	$ (4,321)	$ 41,052
Net loss				(179)		(179)
Change in net unrealized gains			3,064			3,064
Balance at June 30, 2009	$ 72	$ 43,775	$ 3,119	$ 1,292	$ (4,321)	$ 43,937

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Unrealized gains (losses) on securities:
Reclassification adjustment for gains included in earnings before income taxes	$(69)	$(443)	$(124)	$(5,036)
Unrealized holding gains (losses) arising during the period	3,119	13	3,188	(215)
Change in net unrealized gains (losses) (A)	3,050	(430)	3,064	(5,251)
Other comprehensive income (loss)	3,050	(430)	3,064	(5,251)
Net earnings (loss)	(144)	(1,021)	(179)	2,013
Total comprehensive income (loss)	$2,906	$(1,451)	$2,885	$(3,238)
(A) – No income tax effect on these gains (losses)

7. Other Financial Information

Legally restricted cash is comprised of the following at June 30, 2009 and September 30, 2008 (in thousands):

	June 30, 2009	September 30, 2008
Incentive compensation escrow	$455	$453
Indemnification reserve	4,000	4,000
Other escrows	508	529
	$4,963	$4,982

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

Other liabilities consist of the following (in thousands):

	June 30, 2009	September 30, 2008
Accrued compensation	$1,191	$1,237
CDRs	21,813	22,469
Other liabilities	808	187
	$23,812	$23,893

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include a minority interest obligation of approximately $476,000 recorded in the nine months ended June 30, 2009 and an accrued liability of approximately $184,000 for a bank guaranty held in the Netherlands.

The amounts due to CDR holders follow the formula described in “Critical Accounting Policies”.

8.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
North America	$1,276	$867	$1,631	$9,702
Europe	1	2	5	7
Total	$1,277	$869	$1,636	$9,709

The following table presents total assets and cash by geographic location based on the location of the Company's offices (in thousands):

	June 30, 2009		September 30, 2008
	Total Assets	Cash	Total Assets	Cash
North America	$77,007	$68,751	$75,077	$62,149
Europe	378	378	387	387
Total	$77,385	$69,129	$75,464	$62,536

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

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value. The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis as of June 30, 2009 are money market funds comprising approximately $54,241,000 of the cash and cash equivalents balance and equity investments in four public companies, which are measured at fair value based upon Level 1 inputs.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

On October 1, 2008, the Company adopted SFAS 159 but did not elect the fair value option.

10.   Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date through the filing date of these Consolidated Financial Statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 7, 2009.  Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of the date of this filing, the Company had a total of five employees (two full-time and three part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence on August 12, 2002.  Approximately eight former employees continue to periodically assist the Company on a consulting basis.

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

The Company maintains sufficient cash reserves for the potential CDR liability related to its equity and any potential recoveries and net distributions by the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See below for “Critical Accounting Policies” and Item 1A. “Risk Factors”  “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights”, “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

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

The Company's operations continued to wind down during the three months ended June 30, 2009 compared to prior periods. The Company's assets at June 30, 2009 consisted primarily of cash, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a number of leases in default whereby collection efforts are underway to support a recovery on those accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 4 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of June 30, 2009, which is approximately $1,037,000. The Company's estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management agreement was extended on March 16, 2009 to February 20, 2011.  The Company estimates that the realizable value, net of fees and sharing with Windspeed (see table below), at June 30, 2009 for its Equity Investments in private companies is approximately $2,432,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A in Part II Other Information, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

The following table summarizes the changes in the value of the Company's Equity Investments since September 30, 2008 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2008 estimated realizable value	$55	$2,958
Realized—net of fees	(46)	(46)
Increase (decrease) in unrealized estimated value	(9)	39
(Decrease) due to additional management fees	--	(150)
December 31, 2008 estimated realizable value	--	2,801
Realized – net of fees	--	(126)
Increase in unrealized estimated value	69	668
March 31, 2009 estimated realizable value	69	3,343
Realized – net of fees	(896)	(98)
Increase (decrease) in unrealized estimated value	3,946	(813)
June 30, 2009 estimated realizable value	$3,119	$2,432

(1) Carrying value of public companies for financial statements is market value. See Note 4 of Notes to Consolidated Financial Statements.
(2) Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $1,037,000.
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

As of September 30, 2008, the Company estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 50 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of its portfolio in equity investment, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.   At June 30, 2009, the carrying value of the Company's equity investments in private companies was approximately $1,037,000 and the estimated fair market value was approximately $2,432,000.

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

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Upon adoption of SFAS 160 on October 1, 2009, the Company will be required to report any noncontrolling interests as a separate component of stockholders’ equity.  The Company has a 1% minority interest.

On April 1, 2009, the Company adopted FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS 165 did not have a material impact on the Company’s financial condition or results of operations.   The disclosures required by SFAS 165 are included in Note 10 of Notes to Consolidated Financial Statements.

In June 2009, the FASB issued statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FASB Statement No. 168”) which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities.  The Accounting Standards Codification will supersede all existing non-SEC accounting and reporting standards.  FASB Statement No. 168 is effective for interim or annual financial periods ending after September 15, 2009.  The Company does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

Recent Developments

SIP Joinder Action

On January 27, 2006, certain of the SIP participants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc.  The defendants filed a Motion to Dismiss the suit on December 5, 2006.  At the hearing held on March 11, 2008, the judge dismissed the complaint with leave for the plaintiffs to replead by April 8, 2008.  After a series of motions and other proceedings by the plaintiffs, they filed their First Amended Complaint.  On December 15, 2008, the defendants filed a Motion to Dismiss the First Amended Complaint. On February 24, 2009, the judge set a briefing schedule.  Subsequently, the plaintiffs sought an extension to their filing deadlines and the defendants moved to set a date certain for the hearing on the Motion to Dismiss.  At a hearing held on April 21, 2009, the attorney for the plaintiffs advised the judge that he would be making an offer of settlement in the near future.  On May 5, 2009, the attorney for the plaintiffs tendered a settlement offer to the defendants which was forwarded to the former Comdisco, Inc.’s insurance carriers (see below) for their review and consideration.  The parties are negotiating and drafting the terms and conditions of the settlement agreement.  At a status hearing on August 6, 2009, the judge continued the matter to August 27, 2009 to finalize settlement.

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

Litigation Trust Summary Judgments

On September 24, 2008, a federal district court judge entered summary judgments in favor of the Litigation Trust against twenty-seven of the SIP Participants on their respective SIP Note obligations.  The Litigation Trust has commenced collection actions. As of the date of this filing, the SIP participants have filed appeals on those judgments.  A briefing schedule has been set by the Appellate Court.  As of the date of this filing, a federal district court judge entered orders in cases against twenty-six SIP Participants ordering that certain CDRs and related proceeds held by the Company and BNY Mellon (holder of CDRs) on behalf of these SIP Participants be turned over to the Litigation Trust.  As of July 31, 2009, eight of these twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal SIP participants. One state SIP participant has also settled.  Additionally, the Litigation Trust has filed summary judgments against all of the SIP participants who are defendants in the pending state court action.  Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details.

Results of Operations

 Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

 Revenue

  Changes in total revenue for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 were as follows (in thousands):

	Three months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2009	2008
Gain on sale of equity and warrant securities	$ 896	$ 554	62%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	77	194	(60%)	Interest earned on cash balances. (B)
Foreign exchange gain	304	111	100%	Foreign exchange rate fluctuations. (C)
Miscellaneous income	--	10	(100%)	Miscellaneous receipts.
Total revenue	$ 1,277	$ 869	47%

A)
The increase in gains on sale of equity holdings for the quarter ended June 30, 2009 relates to  liquidations of certain positions held in OpenTable, Inc. and Akamai which were not in lock-up compared to the quarter ended June 30, 2008.

B)	Interest income earned in the quarter ended June 30, 2009 is lower compared to the prior year quarter primarily due to lower interest rates.

C)
Foreign exchange gain primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar and Mexican Peso as the Company’s foreign subsidiaries held monetary assets denominated in those currencies.

Costs and Expenses

Changes in total costs and expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 were as follows (in thousands):

	Three months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2009	2008
Selling, general and administrative	$ 1,086	$ 1,369	(21%)	SG&A costs have decreased with the continued wind--down of operations.
Contingent distribution rights	1,054	1,336	(21%)	(A)
Bad debt recoveries	(603)	(358)	68%	Collections and recoveries.
Total costs and expenses	$ 1,537	$ 2,347	(35%)

(A)
The increase in CDR expense is primarily the result of an increase in equity due to OpenTable going public which was offset by reductions in the future interest income cash flows and an increase in estimated future selling, general and administrative costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for more information.

       Income Taxes

The Company recorded approximately $21,000 of U.S. federal income tax expense for the three months ended June 30, 2009 and no U.S. federal income tax expense for the three months ended June 30, 2008.

The Company recorded approximately $32,000 of income tax expense for its Canadian subsidiary for the three months ended June 30, 2009.  The Company recorded approximately $457,000 in income tax benefit for its Canadian subsidiary for the three months ended June 30, 2008 due to the CRA audit settlement.

The Company recorded approximately $169,000 of income tax benefit for its Mexican subsidiary for the three months ended June 30, 2009 due to receipt of income tax refunds previously written off and no income tax expense for the three months ended June 30, 2008.

See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

Net Loss

Net loss was approximately ($144,000), or ($0.04) per share-basic and diluted, for the three months ended June 30, 2009 compared to a net loss of approximately ($1,021,000), or ($0.25) per share-basic and diluted, for the three months ended June 30, 2008.

Nine Months Ended June 30, 2009 Compared to the Nine Months Ended June 30, 2008

Revenue

Changes in total revenue for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 were as follows (in thousands):

	Nine months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2009	2008
Gain on sale of equity and warrant securities	$ 1,114	$ 8,011	(86%)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	514	1,595	(68%)	Interest earned on cash balances. (B)
Foreign exchange gain	--	43	(100%)	Foreign exchange rate fluctuations.
Miscellaneous income	8	60	(87%)	Miscellaneous receipts.
Total revenue	$ 1,636	$ 9,709	(83%)

A)
The decrease in gains on sale of equity holdings for the nine months ended June 30, 2009 relates to a decrease in the liquidations of positions in public and private companies compared to the nine months ended June 30, 2008.

B)	Interest income earned in the nine months ended June 30, 2009 is lower compared to the prior year period primarily due to lower interest rates.

Costs and Expenses

Changes in total costs and expenses for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 were as follows (in thousands):

	Nine months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2009	2008
Selling, general and administrative	$ 3,522	$ 4,273	(18%)	SG&A costs have decreased with the continued winddown of operations.
Write-down of equity securities	20	1,325	(98%)	Impairment of asset.
Contingent distribution rights	(656)	2,333	(100%)	(A)
Bad debt recoveries	(2,722)	(687)	(100%)	Collections & recoveries.(B)
Minority interest	542	--	N/A	(C)
Foreign exchange loss	442	--	N/A	Foreign exchange rate fluctuations. (D)
Total costs and expenses	$ 1,148	$ 7,244	(84%)

(A)
The reduction in CDR expense is primarily the result of the foreign exchange loss, a minority interest expense and higher estimated future selling, general and administrative costs offset by higher fair market value for equity investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(B)
The increase in the current year period compared to the year earlier period is primarily due to a collection from a settlement agreement in the Just for Feet bankruptcy estate of approximately $1,750,000 received in January 2009.

(C)
During the Company’s review and financial analysis of the wind-down of its Canadian entities, the Company determined that, since the inception of a certain Canadian  limited partnership in 1988, it had not properly accounted for the  minority interest held in that partnership.  Based on financial records of the Canadian limited partnership the Company has recorded minority interest expense of $542,000 and a corresponding reduction in CDR expense of $203,000. Such items may be subject to further adjustment based upon the closing of the Canadian limited partnership’s fiscal year 2009 and the ultimate dissolution of the partnership.

(D)
Foreign exchange loss primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar and Mexican Peso as the Company’s foreign subsidiaries hold monetary assets denominated in those currencies.

Income Taxes

The Company recorded approximately $4,000 U.S. federal income tax expense for the nine months ended June 30, 2009 and recorded approximately $105,000 U.S. federal income tax expense for the nine months ended June 30, 2008.

The Company recorded income tax expense for its Canadian subsidiary of approximately $62,000 for the nine months ended June 30, 2009 and the Company recorded income tax expense for its Canadian subsidiary of approximately $347,000 for the nine months ended June 30, 2008. See Note 5 in Notes to Consolidated Financial Statements for information on the adoption of FIN 48.

During the quarter ended December 31, 2008, the Company received an income tax refund from the Mexican Ministry of Finance in the amount of approximately $128,000 and wrote down, for financial reporting purposes, the remaining income tax refund balance of approximately $770,000.  During the quarter ended March 31, 2009, the Company re-filed with the Mexican Ministry of Finance providing additional documentation which, during the quarter ended June 30, 2009, resulted in the Company receiving approximately $169,000 of the remaining balance.  The approximately $169,000 was recorded as income tax benefit with a resulting expense for the nine months ended June 30, 2009 of approximately $601,000 compared to no income tax expense for the nine months ended June 30, 2008.

Net Earnings/Loss

Net loss was approximately ($179,000), or ($0.04) per share-basic and diluted, for the nine months ended June 30, 2009 compared to net earnings of approximately $2,013,000, or $0.50 per share-basic and diluted, for the nine months ended June 30, 2008.

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

At June 30, 2009, the Company had unrestricted cash and cash equivalents of approximately $64,166,000 an increase of approximately $6,612,000 compared to September 30, 2008.  Net cash provided by operating activities for the nine months ended June 30, 2009 was approximately $6,455,000.

During the nine months ended June 30, 2009, approximately $1,054,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, approximately $3,096,000 was received from interest income and bad debt recoveries and approximately $5,359,000 was received from income tax refunds related to the Company's Canadian subsidiary.  However, such tax receipts are anticipated to be used to satisfy Canadian taxes payable.  Additionally, approximately $403,000 was received from tax refunds related to the Company's Mexican subsidiary.  The Company's cash expenditures were primarily operating expenses of approximately $3,344,000 (principally professional services and employees’ compensation).

The Company's current and future liquidity depends on cash on hand, proceeds from the sale of Equity Investments, recoveries and interest income. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of June 30, 2009, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,940 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from the Company’s equity and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

Since September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which are currently estimated to be nominal.    See “Risk Factors Relating to the Company” in Item 1A in Part II Other Information, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio” and “Limited Public Market for Contingent Distribution Rights."

CDR Payment

There were no CDR payments during the current quarter.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the sole director of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the sole director of the Company has concluded that the Company's disclosure controls and procedures are effective as of June 30, 2009 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Change in Internal Controls

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of June 30, 2009, 97 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 85 percent of the estimated amount is in three individual companies.

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

COMDISCO HOLDING COMPANY, INC.

Dated: August 7, 2009	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)

Exhibit 11.1

COMDISCO HOLDING COMPANY, INC.

COMPUTATION OF EARNINGS/(LOSS) PER COMMON SHARE
(in thousands except per share data)

Average common shares used in computing earnings (loss) per common and common equivalent share were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Average common shares issued	4,200	4,200	4,200	4,200
Effect of dilutive options	-	-	-	-
Average common shares held in treasury	(171)	(171)	(171)	(171)
Total	4,029	4,029	4,029	4,029
Net earnings (loss) to common stockholders	$(144)	$(1,021)	$(179)	$2,013

Basic and diluted earnings (loss) per common share	$(0.04)	$(0.25)	$(0.04)	$0.50

Exhibit 31.1

CERTIFICATION
Certification of Principal Executive Officer
AND
Certification of Principal Financial Officer

I, Randolph I. Thornton, Chief Executive Officer, President and sole officer of the registrant, certify that:

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

4.
As the sole officer of the registrant, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant's internal control over financial  reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
As the sole officer of the registrant, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: August 7, 2009

By:	/s/ Randolph I. Thornton
Name:	Randolph I. Thornton
Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Form 10-Q of Comdisco Holding Company, Inc. (the "Company") for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: August 7, 2009	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President

Dated: August 7, 2009	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.