Form 10-K
COMDISCO HOLDING CO INC
filed 2009-12-11
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                 Yes [_]   No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $5,000,000 based on its closing price per share of $7.10 on March 31, 2009. On March 31, 2009, there were 4,029,055 shares of common stock outstanding. No officer or director beneficially held shares of the Company’s Common Stock as of December 1, 2009. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at December 1, 2009
Common Stock, par value $0.01 per share	4,029,055

DOCUMENTS INCORPORATED BY REFERENCE: NONE

COMDISCO HOLDING COMPANY, INC.
2009 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PAGE

PART I
PART III
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	48

i

2009 ANNUAL REPORT ON FORM 10-K

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

Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 1A. “Risk Factors”. Many of the risk factors that could affect the results of the Company’s operations are beyond our ability to control or predict.

Available Information

The Company’s website address is www.comdisco.com. The Company makes available through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC. The Company also makes available through the website its press releases, the Code of Conduct Applicable to its Chief Executive Officer and Authorized Representatives, the Employee Code of Conduct, the Audit Committee Charter, the Disclosure Controls Committee Charter and the Compensation Committee Charter, as well as contact information for the Audit Committee. Information contained on the Company’s website is not intended to be part of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY’S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE “PLAN”) AND RESTRICTIONS CONTAINED IN THE COMPANY’S CERTIFICATE OF INCORPORATION (THE “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND DOWN CONTEMPLATED BY THE PLAN.

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

General Development of Business

Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. The Company’s business purpose is limited to the orderly sale or run-off of all its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 1, 2009, the Company had a total of five employees (two full-time and three part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately eight former employees continue to periodically assist the Company on a consulting basis.

During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.

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

Reorganized Corporate History

On July 16, 2001, Comdisco, Inc. and fifty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy court for the Northern District of Illinois Eastern Division (the “Bankruptcy court”) (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under the Plan that became effective on August 12, 2002. Prior to the effective date of the Plan, Comdisco, Inc. formed Comdisco Holding Company, Inc., a Delaware corporation (the “Company” or “Comdisco Holding”). Comdisco, Inc. emerged as a wholly-owned subsidiary of Comdisco Holding. As a result, Comdisco Holding became the successor to Comdisco, Inc. A copy of the Plan for Comdisco, Inc., as well as other information related to distributions of cash and securities pursuant to the Plan can be found in a Current Report on Form 8-K filed on August 9, 2002 with the SEC by Comdisco, Inc. A copy of the Plan was filed as an exhibit thereto.

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

General Terms of the Plan of Reorganization

As more fully described in the Plan, the Company’s business purpose is limited to the orderly sale or run-off of all of its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

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

Allowed Claims for Class C-5A received contingent distribution rights (“CDRs”) that entitle holders to share at increasing percentages in the proceeds realized from the monetization of the Company’s assets based upon the present value of distributions made to the C-4 creditors in the bankruptcy estate of Comdisco, Inc. Pursuant to a Bankruptcy court order dated March 27, 2003, approximately 4,388,000 CDRs were held by the Company’s transfer agent and any distributions relating to these rights are held by the estate of Comdisco, pending resolution of the Class C-5A Claims related to the shares purchased pursuant to Comdisco, Inc.’s Shared Investment Plan (“SIP”). Approximately 2,176,000 of the aforementioned CDRs related to Class C-5A have been assigned to the Litigation Trust (as defined in the Plan) in conjunction with settlements reached between the litigation trustee and some of the senior managers who participated in the SIP (the “SIP Participants”) or turned over to the litigation trustee according to an order entered by a Federal Court authorizing turnover of CDR assets.  Approximately 480,000 CDRs were assigned to individuals or other trustees.  Additionally, 92,000 CDRs related to Class C-5A Claims have been cancelled during the bankruptcy by the Company.  The balance of approximately 1,640,000 CDRs are currently being held by the Company’s transfer agent and any distributions relating to these rights are being held by the estate of Comdisco.

There were no Class C-5B Claims allowed, therefore CDRs related to such C-5B Claims were cancelled on August 14, 2008 and the funds held for those CDRs were reallocated to holders of CDRs related to Class C-5A Claims.  The 3,732,000 CDRs related to Class C-5B Claims were cancelled by the Company.  As of September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believed it was also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates in determining the CDR liability.

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

The Litigation Trust has commenced both state and federal lawsuits to collect on such SIP Participants’ promissory notes. Six of the sixty-seven SIP Participants filed personal bankruptcy.

On September 24, 2008, a federal district court judge entered summary judgments against twenty-seven of the SIP Participants on their respective SIP Note obligations and the Litigation Trust has commenced collection actions against them.  The SIP Participants have filed appeals on those judgments.  The federal district court judge has entered orders in the federal cases ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.

As of November 11, 2009, twelve of these twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal SIP participants.

Additionally, the Litigation Trust has filed summary judgments against twenty-five SIP participants who are defendants in the pending state court actions.  One state SIP Participant has settled.

Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

SIP Joinder Action: As reported at Item 3. Legal Proceedings, On January 27, 2006, certain of the SIP participants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc.  During the quarter ended September 30, 2009, a settlement was reached in the action.  All settlement documents have been executed, and a Stipulation and Agreed Order of Voluntary Dismissal With Prejudice was entered by the court on October 28, 2009.  The nominal settlement amount was paid by the former Comdisco, Inc.’s directors and officer’s insurance policy coverage.  See Recent Developments “SIP Joinder Action.”

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

Pursuant to and in furtherance of the Order, on August 12, 2004, the following occurred: The officers of the Company resigned their respective officer positions; the Board of Directors appointed Randolph I. Thornton, as Chief Executive Officer, President and Secretary of Comdisco Holding Company, Inc.; the Company filed a Certificate of Amendment to its Certificate  with the State of Delaware amending the Certificate to provide for a Board of Directors consisting of one member; four of the five individuals serving on the Board of Directors resigned their position as Directors (Randolph I. Thornton did not resign and continues as the sole director); and Randolph I. Thornton’s appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors’ Plan and Chapter 11 cases.

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

Narrative Description of Business

General

Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company’s business activities have been limited to the orderly sale or run-off of all its existing asset portfolios. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company’s assets.

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

Employees

On September 30, 2009, the Company had five U.S. employees (two full-time and three part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately eight former employees continue to periodically assist the Company on a consulting basis.

Other

The Company does not own any patents, trademarks, licenses, franchises or concessions that it considers to be material to the Company’s business.

The Company’s business is not seasonal; however, quarter-to-quarter results from operations can vary significantly.

On September 9, 2009, the Company closed the estate of Comdisco Investment Group, Inc.  On September 11, 2009, in order to facilitate the wind down of the Company’s foreign subsidiaries, the Company acquired all of the outstanding shares of Equiplease Limited (“Equiplease”).

Financial Information about Geographic Areas

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

The Company’s post-bankruptcy business plan is limited to an orderly run-off or sale of its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business plan. This business plan is based on numerous assumptions including the anticipated future performance of the Company in running off its operations, the time frame for the run-off, general business and economic conditions, and other matters, many of which are beyond the control of the Company and some of which may not materialize. As a result, the Company’s ability to effectively complete this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of this Annual Report may affect the actual financial results of the Company’s operations.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could continue to adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.

The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of September 30, 2009, 96 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 80 percent of the estimated amount is in three individual companies.

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

Impact of Interest Rates and Foreign Exchanges Rates

Increases in interest rates could impact the value of certain of the Company’s assets and a strengthening of the US dollar could impact the value of the Company’s remaining net foreign assets consisting primarily of tax receivables and tax liabilities, a bank guarantee in the Netherlands and recoveries on two former lease receivables in Europe.

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

SIP Joinder Action

On January 27, 2006, certain of the SIP participants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc.  During the quarter ended September 30, 2009, a settlement was reached in the action.  All settlement documents have been executed, and a Stipulation and Agreed Order of Voluntary Dismissal With Prejudice was entered by the court on October 28, 2009.  The nominal settlement amount was paid by the former Comdisco, Inc.’s directors and officer’s insurance policy coverage.

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

Litigation Trust Summary Judgments

On September 24, 2008, a federal district court judge entered summary judgments against twenty-seven of the SIP Participants on their respective SIP Note obligations and the Litigation Trust has commenced collection actions against them.  The SIP Participants have filed appeals on those judgments.  The federal district court judge has entered orders in the federal cases ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.

As of November 11, 2009, twelve of these twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal SIP participants.

Additionally, the Litigation Trust has filed summary judgments against twenty-five SIP participants who are defendants in the pending state court actions.  One state SIP Participant has settled.

Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended September 30, 2009.

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

Common Stock

As of December 1, 2009, there were 242 shareholders of record of the Company’s Common Stock. The following table sets forth the dividend adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2009 and 2008.

2009				2008
Quarter	High	Low	Dividends	High	Low	Dividends
First	$9.70	$6.50	--	$12.00	$9.11	--
Second	8.00	6.70	--	10.00	6.61	--
Third	8.25	6.51	--	10.88	9.30	--
Fourth	8.50	7.00	--	10.01	9.01	--

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  As of September 30, 2009, the sharing percentage was 37%, which is the maximum sharing percent.  As of December 1, 2009, there were 1,920 holders of record of the Company’s CDRs and 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from either the Company’s equity or any potential net distributions from the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no repurchases of Common Stock in the fourth quarter of fiscal 2009 or during the fiscal year 2009. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2009. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors Relating to the Company.”

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY’S PLAN AND RESTRICTIONS CONTAINED IN THE COMPANY’S CERTIFICATE, THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND DOWN CONTEMPLATED BY THE PLAN.

AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY’S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

General

The Company’s operations continued to wind down during fiscal year 2009 compared to prior years. The Company’s assets at September 30, 2009 consist primarily of cash, tax receivables, and equity securities. The timing on collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a number of leases in default whereby collection efforts are underway to support a recovery on the account. Receipts, if any, will be in excess of the carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 5 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2009, which is approximately $1,029,000. The Company estimates that the realizable value, net of management fees and sharing, at September 30, 2009 for its Equity Investments in private companies is approximately $2,215,000.  The Company's estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional investment management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004.  As reported on a Current Report on Form 8-K filed by the Company on March 19, 2009, the Windspeed management agreement was extended on March 16, 2009 until February 20, 2011.  There is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A. “Risk Factors”, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

Collections and recoveries: The Company has potential collections and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and in whose respective case the Company has filed and is pursuing a claim to maximize its recoveries. The Company’s cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A. “Risk Factors”, particularly the risk entitled “Uncertainties in Collections and Recoveries.”

Subsidiaries:  The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to six subsidiaries as of December 1, 2009. To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.  On September 9, 2009, the Company closed the estate of Comdisco Investment Group, Inc.  On September 11, 2009, in order to facilitate the wind down of the Company’s foreign subsidiaries, the Company acquired all of the outstanding shares of Equiplease.

Disputed Claims relating to the Comdisco, Inc. Bankruptcy estate

Since emerging from bankruptcy proceedings on August 12, 2002, the Company focused on the resolution of Disputed Claims. Upon emergence, and pursuant to the Plan, the Company established a Disputed Claims Reserve for Disputed Claims estimated in the amount of $450 million.  The Company has resolved all Disputed Claims, closed the Disputed Claims Reserve and distributed all the funds and shares in accordance with the Plan.

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

Holders of CDRs will earn an amount resulting from any distributions from the net proceeds of Trust Assets to C-4 creditors in accordance with the Plan. The Litigation Trust is solely responsible for distributing the net proceeds from Trust Assets to C-4 creditors, while the Company is solely responsible for making CDR payments.  The Company maintains sufficient cash reserves for the potential CDR liability related to its equity and any potential net distributions by the Litigation Trust. The outcome and the timing of the actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments. See this Item 7 below for “Critical Accounting Policies” and Item 1A. “Risk Factors” for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights”, “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

Emergence from Bankruptcy

Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company’s business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company’s assets.

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. There were no payments to CDR holders in the fiscal year ended September 30, 2009 and $893,000 in the fiscal year ended September 30, 2008.   In addition, during the fiscal year ended September 30, 2008, the Company reallocated $2,945,000 plus accrued interest of $395,000 to CDR holders related to cash balances formerly held in reserve for the disputed interests reserve for Class C-5B Claims. No such reallocation was made during the fiscal year ended September 30, 2009.  See Item 1. “General Terms of the Plan of Reorganization” and Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.  There were no dividends paid during the fiscal year ended September 30, 2009 and 2008.  Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company’s management to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated financial statements.

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

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

•
Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in approximately 50 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Company’s portfolio in equity investments, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. At September 30, 2009, the carrying value of the Company’s equity investments in private companies was approximately $1,029,000 and the estimated fair market value was approximately $2,215,000.

•
Income Taxes:  The Company establishes liabilities or reduces assets for uncertain tax positions when the Company believes certain tax positions are not more likely than not of being sustained if challenged.  Each fiscal quarter, the Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances.

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

Recent Developments

SIP Joinder Action

On January 27, 2006, certain of the SIP participants filed a joint action in the Circuit Court of Cook County, Illinois, County Department, Law Division, Case Number 2006L001006 and captioned Bryant Collins, et al v. Nicholas Pontikes, et al. against certain directors of the former Comdisco, Inc.  During the quarter ended September 30, 2009, a settlement was reached in the action.  All settlement documents have been executed, and a Stipulation and Agreed Order of Voluntary Dismissal With Prejudice was entered by the court on October 28, 2009.  The nominal settlement amount was paid by the former Comdisco, Inc.’s directors and officer’s insurance policy coverage.

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

Litigation Trust Summary Judgments

On September 24, 2008, a federal district court judge entered summary judgments against twenty-seven of the SIP Participants on their respective SIP Note obligations and the Litigation Trust has commenced collection actions against them.  The SIP Participants have filed appeals on those judgments.  The federal district court judge has entered orders in the federal cases ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.

As of November 11, 2009, twelve of these twenty-seven SIP participants have settled their respective judgments with the Litigation Trust which is also in ongoing settlement discussions with some of the state and other federal SIP participants.

Additionally, the Litigation Trust has filed summary judgments against twenty-five SIP participants who are defendants in the pending state court actions.  One state SIP Participant has settled.

Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Records Destruction

On June 26, 2008, the Company obtained an order from the Bankruptcy court authorizing it to destroy or transfer certain of its stored paper and electronic records attributed to periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.

Subsidiary Changes

On September 9, 2009, the Company closed the estate of Comdisco Investment Group, Inc.  On September 11, 2009, in order to facilitate the wind down of the Company’s foreign subsidiaries, the Company acquired all of the outstanding shares of Equiplease.

Results of Operations

Certain reclassifications and immaterial corrections have been made to the prior period financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements.

Fiscal Year Ended September 30, 2009 Compared to the Fiscal Year Ended September 30, 2008

Revenue (in thousands)	Year ended September 30,		Percent Increase (Decrease)	Explanation of Change
	2009	2008
Gain on sale of equity and warrant securities	$ 3,949	$ 8,198	(52%)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	559	1,962	(72%)	Interest earned on cash balances. (B)
Miscellaneous income	25	76	(67%)	Miscellaneous receipts.
Total Revenue	$ 4,533	$ 10,236	(56%)

A)
The decrease in gains on sale of equity holdings for the year ended September 30, 2009 relates to a decrease in the liquidations of positions in public and private companies from October 1, 2008 through September 30, 2009 as compared to the period from October 1, 2007 through September 30, 2008.

B)	Interest income earned in the fiscal year ended September 30, 2009 is lower due to lower interest rates.

Costs and Expenses (in thousands)	Year ended September 30,		Percent Increase (Decrease)	Explanation of Change
	2009	2008
Selling, general and administrative	$ 4,477	$ 5,693	(21%)	SG&A costs have decreased with the continued wind-down of operations.
Write-down of privately held securities	22	1,564	(99%)	(A)
Contingent distribution rights	(1,038)	8,896	+100%	(B)
Bad debt recoveries	(2,741)	(1,336)	+100%	Collections & recoveries. (C)
Foreign exchange loss	207	95	+100%	Translation losses for foreign entities that have been substantially liquidated.
Minority interest	542	--	N/A
	$ 1,469	$ 14,912	(90%)

(A)
The decrease in write-down of privately held securities during the fiscal year ended September 30, 2009 from the fiscal year ended September 30, 2008 was due to one company which ultimately filed an Assignment for Benefit of Creditors during 2008.  See Item 7 “Critical Accounting Policies” for more information.

(B)
As a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended September 30, 2008, the Company’s management revised the estimate of its liability to CDR holders as of September 30, 2008, resulting in significantly higher expense than in 2009.  The reduction in CDR expense during 2009 is primarily the result of the lower estimated future interest income,  higher estimated future selling, general and administrative costs and higher tax expense offset in part by higher gain on sale of equity investments. See Item 7 "Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(C)
The increase in proceeds during the fiscal year ended September 30, 2009 is primarily due to a collection from a settlement agreement in the Just for Feet bankruptcy estate of approximately $1,750,000 received in January 2009.

Selling, General and Administrative Expenses

The following table summarizes selling, general and administrative expenses (in thousands):

	Year ended September 30,
	2009	2008
Compensation and benefits	$1,941	$2,323
Outside professional services	1,594	2,583
Other expenses	942	787
	$4,477	$5,693

Income Taxes

See Note 4 – Income Taxes of Notes to Consolidated Financial Statements for details about the Company’s income tax provision. Income taxes are subject to the risk factor “The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions” discussed in Item 1A. “Risk Factors”.

During the fiscal years ended September 30, 2009 and 2008, the Company recorded US tax expense of $34,000 and $89,000, respectively.

During the fiscal year ended September 30, 2009, the Company recorded a $15,000 tax benefit for its Canadian operations as a result of increased interest income accruals and a settlement of an audit in Quebec.  During the fiscal year ended September 30, 2008, the Company recorded a $207,000 tax expense for its Canadian operations as a result of increased interest accruals.

During the fiscal year ended September 30, 2009, the Company recorded a $601,000 tax expense for its Mexican operations as a result of the following events:  1) During the quarter ended December 31, 2008, the Company received an income tax refund from the Mexican Ministry of Finance in the amount of approximately $128,000 and wrote down, for financial reporting purposes, the remaining income tax refund balance of approximately $770,000, 2) During the quarter ended March 31, 2009, the Company re-filed with the Mexican Ministry of Finance providing additional documentation which, during the quarter ended June 30, 2009, resulted in the Company receiving approximately $169,000 of the remaining balance which was recorded as income tax benefit.  During the fiscal year ended September 30, 2008, the Company recorded a tax benefit of approximately $88,000 related to its Mexican subsidiary, primarily as a result of an asset tax refund.

During the quarter ended September 30, 2009, the Company established liabilities of approximately $360,000 to cover potential tax obligations for final tax clearance in various jurisdictions.

Net Earnings (Loss)

Net earnings were approximately $2,084,000, or $0.52 per share-basic and diluted, for the fiscal year ended September 30, 2009 compared to net loss of approximately $(4,884,000), or $(1.21) per share-basic and diluted, for the fiscal year ended September 30, 2008.

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

At September 30, 2009, the Company had unrestricted cash and cash equivalents of approximately $66,065,000, an increase of approximately $8,511,000 compared to September 30, 2008. Net cash provided by operating activities for the fiscal year ended September 30, 2009 was $7,889,000. The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $782,000 for the fiscal year ended September 30, 2009.  Net cash used by the Company in the acquisition of all of the outstanding shares of Equiplease was $160,000.

During the year, approximately $3,475,000 of proceeds net of fees were generated from the Windspeed managed warrant and equity portfolio.  Additionally, approximately $5,762,000 of tax receipts were received related to the Company’s Canadian and Mexican subsidiaries and approximately $3,315,000 of proceeds were received from interest income, bad debt recoveries and other revenue. The Company’s cash expenditures were primarily operating expenses of $4,568,000 (principally professional services and compensation).

The Company’s current and future liquidity depends on cash on hand, proceeds from the sale of Equity Investments, recoveries and interest income. The Company expects its cash on hand and cash flow from operations to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

Net cash provided by operating activities was $7,889,000 in fiscal year 2009 compared to net cash provided by operating activities was $9,353,000 in fiscal year 2008.

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2009, the sharing percentage was 37% which is the maximum sharing percent and there were 1,920 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from either the Company’s equity and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

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

During the quarter ended September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates of its private equity investments in determining the CDR liability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective October 1, 2007.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for financial instruments that are measured at fair value on a recurring basis effective October 1, 2008.

/s/ KPMG LLP

Chicago, Illinois
December 11, 2009

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year ended September 30,	Year ended September 30,
	2009	2008
Revenue
Gain on sale of equity and warrant securities, net of fees	$3,949	$8,198
Interest income	559	1,962
Miscellaneous income	25	76
Total revenue	4,533	10,236
Costs and expenses
Selling, general and administrative	4,477	5,693
Write-down of privately held securities	22	1,564
Contingent Distribution Rights	(1,038)	8,896
Bad debt recoveries	(2,741)	(1,336)
Foreign exchange loss	207	95
Minority interest	542	--
Total costs and expenses	1,469	14,912
Earnings (loss) before income taxes	3,064	(4,676)
Income tax expense	980	208
Net earnings (loss)	$2,084	$(4,884)
Basic and diluted earnings (loss) per common share	$0.52	$(1.21)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and per share data)

	September 30, 2009	September 30, 2008
ASSETS
Cash and cash equivalents	$66,065	$57,554
Cash – legally restricted	4,994	4,982
Equity investments	1,052	1,211
Income tax receivables	4,105	11,667
Receivables from securities sold	361	2
Other receivables	25	31
Other assets	288	17
Total assets	$76,890	$75,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$246	$380
Income tax payables	10,235	10,139
Other liabilities:
Accrued compensation	1,167	1,237
Contingent Distribution Rights	21,431	22,469
Other liabilities	346	187
Total other liabilities	22,944	23,893
Total liabilities	33,425	34,412
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at both September 30, 2009 and September 30, 2008	72	72
Additional paid-in capital	44,136	43,775
Accumulated other comprehensive income	23	55
Retained earnings	3,555	1,471
Common stock held in treasury, at cost; 170,945 shares at both September 30, 2009 and September 30, 2008	(4,321)	(4,321)
Total stockholders’ equity	43,465	41,052
	$76,890	$75,464

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock placed in treasury	Total

Balance at September 30, 2007	$72	$43,775	$5,470	$2,556	$(4,321)	$47,552
Cumulative effect of adoption of ASC Subtopic 740-10				3,799		3,799
Net loss				(4,884)		(4,884)
Change in unrealized gain			(5,415)			(5,415)
Total comprehensive income						(10,299)
Balance at September 30, 2008	72	43,775	55	1,471	(4,321)	41,052
Acquisition of minority interest		361				361
Net earnings				2,084		2,084
Change in unrealized gain			(32)			(32)
Total comprehensive income						2,052

Balance at September 30, 2009	$72	$44,136	$23	$3,555	$(4,321)	$43,465

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2009	Year Ended September 30, 2008

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$3,475	$8,037
Interest, bad debt recoveries and other revenue	3,315	3,326
Selling, general and administrative expenses	(4,568)	(5,976)
Contingent distribution rights payments	--	(893)
Income tax receipts	5,762	4,859
Other, including cash acquired	(95)	--

Net cash provided by operating activities	7,889	9,353

Cash flows from investing/financing activities:
Acquisition of Equiplease shares	(160)	--
Decrease in legally restricted cash	--	32
Net cash (used in) investing/provided by financing activities	(160)	32

Effective of exchange rates on cash and cash equivalents	782	--

Net increase in cash and cash equivalents	8,511	9,385
Cash and cash equivalents at beginning of period	57,554	48,169

Cash and cash equivalents at end of period	$66,065	$57,554

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2009	Year Ended September 30, 2008
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Net earnings (loss)	$2,084	$(4,884)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Income tax receipts	6,741	4,651
Contingent Distribution Rights	(1,038)	8,003
Selling, general, and administrative expenses	(91)	(38)
Write-down of privately held securities	22	1,564
Receivables of securities sold	(361)	(2)
Minority interest expense, net of cash transfer	372	--
Other, including foreign exchange	160	59
Net cash provided by operating activities	$7,889	$9,353

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009, and 2008

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

Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. As more fully described in the Plan, the Company’s business purpose is limited to the orderly sale or run-off of all its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

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

During the quarter ended December 31, 2008, management determined that it had not correctly accounted for one of the inputs of the CDR liability calculation and certain severance costs of a limited number of remaining employees.  As a result, the financial position and results of operations for the twelve months ended September 30, 2009 reflect an increase to contingent distribution rights expense and corresponding contingent distribution rights liability in the amount of approximately $219,000 and a reduction to selling, general and administrative expenses and accrued compensation of approximately $52,000.

During the quarter ended March 31, 2009, management determined that it had not correctly accounted for a minority interest in a limited partnership.   During the Company’s review and financial analysis of the wind-down of its Canadian entities, the Company determined that, since the inception of a certain Canadian limited partnership in 1988, it had not properly accounted for the minority interest held in that partnership. Based on financial records of the Canadian limited partnership, the Company recorded minority interest expense of approximately $549,000 (including the foreign exchange impact) and a corresponding decrease to contingent distribution rights expense and contingent distribution rights liability in the amount of approximately $203,000, resulting in a net reduction in earnings of approximately $346,000 for the twelve months ended September 30, 2009.

During the quarter ended September 30, 2009, management determined that a liability to cover potential tax obligations for final tax clearance in various jurisdictions should have been recorded in a prior period. Based on financial records, the Company has recorded income tax expense of $360,000 and a reduction in CDR liability expense of $133,000 for a net earnings impact of $227,000.

Management determined that the impact of these errors on previously issued interim and annual consolidated financial statements was not material and determined that the impact of correcting these errors in the interim and annual consolidated financial statements was not material, and therefore reflected the corrections in the respective quarterly periods.

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

On September 11, 2009, in order to facilitate the wind down of the Company’s foreign subsidiaries, the Company acquired all of the outstanding shares of Equiplease, which owns a 1% interest in one of the Company’s Canadian subsidiaries.

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

Translation Adjustments

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period.   Due to the substantially complete liquidation of its foreign subsidiaries, translation adjustments are included in revenue if the adjustments are a gain and in cost and expenses if the adjustments are a loss in the consolidated statements of operations.

Income Taxes

The Company uses the asset and liability method to account for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial settlement carrying amount of existing assets and liabilities and their respective tax basis.  The Company continues to provide a valuation allowance for the remaining value of the deferred tax assets due to uncertainties regarding future earnings.  The Company establishes liabilities or reduces assets for uncertain tax positions when the Company believes certain tax positions are not more likely than not of being sustained if challenged.  Each fiscal quarter, the Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances.

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

Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”). The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired.  The Company recorded a write-down of equity securities for the year ended September 30, 2009 for approximately $22,000.  The Company recorded a write-down of equity securities for the year ended September 30, 2008 for approximately $1,564,000 related to primarily one investment.  All write-downs are considered permanent impairments for financial reporting purposes.

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

Contingent Distribution Rights

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.    See the risk factors discussed in Item 1A. “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

Earnings Per Common Share

Earnings per common share-basic are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding for the period.

Note 3 - Changes in Accounting

Effective October 1, 2007, the Company adopted ASC Subtopic 740-10, "Accounting for Uncertainty in Income Taxes” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC Subtopic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting this standard is discussed in Note 4 - Income Taxes of Notes to Consolidated Financial Statements.

Effective October 1, 2008, the Company adopted the FASB ASC Subtopic 820-10, “Fair Value Measurements” (“ASC Subtopic 820-10”).  ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC Subtopic 820-10 applies to previous accounting pronouncements that require or permit fair value measurements.  The disclosures required by ASC Subtopic 820-10 are included in Note 7 – Fair Value Measurements of Notes to Consolidated Financial Statements.

On October 1, 2008, the Company adopted ASC Subtopic 825-10 “The Fair Value Option for Financial Assets and Financial Liabilities.  ASC Subtopic 825-10 permits entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value.  The adoption of ASC Subtopic 825-10 did not have a material impact on the Company’s financial condition or results of operations.  The disclosures required by ASC Subtopic 825-10 are included in Note 7 – Fair Value Measurements of Notes to Consolidated Financial Statements.

On April 1, 2009, the Company adopted ASC Subtopic 855-10, “Subsequent Events” (“ASC Subtopic 855-10”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  ASC Subtopic 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC Subtopic 855-10 did not have a material impact on the Company’s financial condition or results of operations.  The impact of adopting this standard is discussed in Note 11 – Subsequent Events of Notes to Consolidated Financial Statements.

In June 2009, the FASB issued statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”) which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities.  The Accounting Standards Codification (the “Codification”) will supersede all existing non-SEC accounting and reporting standards.  The Codification is effective for interim or annual financial periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial condition or results of operations.

Note 4 - Income Taxes

The geographical sources of earnings (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2009	2008
United States	$3,936	$(3,779)
Outside United States	(872)	(897)
	$3,064	$(4,676)

The components of the income tax expense were as follows (in thousands):

	Year ended September 30,
	2009	2008
Current:
United States	$34	$89
Outside United States	946	119
Deferred:	--	--
United States	--	--
Outside United States	--	--
	$980	$208

The Company had zero income tax payments in the fiscal year end September 30, 2009 and paid $100,000 in the fiscal year end September 30, 2008.

The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

	Year ended September 30,
	2009	2008
U.S. federal income tax rate	34.00%	(34.00)%
Increase (reduction) resulting from:
State income taxes, net of U.S. federal tax benefit	0.00	(4.80)
Foreign income tax rate differential	40.57	9.99
Non-deductible CDR expenses	(11.52)	64.69
Unrealized gain on foreign exchange	(8.12)	0.69
Change in valuation allowance	(16.82)	(29.54)
Adjustment to deferred tax assets	(4.88)	--
Other, net	(1.25)	(2.58)
Effective income tax rate	31.98%	4.45%

Deferred tax assets at September 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Foreign loss carryforwards	$6,486	$7,029
U.S. NOL C/F - 382 Limit	--	--
U.S. and state NOL carryforward	132,098	132,643
AMT credit carryforwards	74,547	74,519

Gross deferred tax assets	213,131	214,191
Less: valuation allowance	(213,131)	(214,191)

Net deferred tax assets	$--	$--

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

The Company’s emergence from bankruptcy on July 31, 2002 for financial statement purposes, constituted an ownership change under section 382 of the Internal Revenue Code and the use of any of the Company’s NOLs and tax credits generated prior to the ownership change, that were not reduced pursuant to the provisions discussed above, would be subject to an overall annual limitation.  The Company believes the section 382 NOL limitation should have been reduced to zero in prior years as the Company has been winding down and no longer is operating its trade or business that generated the NOL.  In the 2008 and 2009 financial statements, the Company has written off the NOLs, subject to limitation under section 382, which has no impact on income tax expense or the consolidated balance sheet due to the full valuation allowance on the NOL.  The Company continues to provide a valuation allowance for the remaining value of the deferred tax assets due to uncertainties regarding future earnings.

 For financial reporting purposes, the Company has $40,247,000 of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $6,486,000 to offset this deferred tax asset. At September 30, 2009, the Company has available for U.S. federal income tax purposes the following carryforwards (in thousands):

Year scheduled to expire	Net operating loss

2022	$35,423
2023	256,578
2024	37,101
2025	34,055
$363,157

For U.S. federal income tax purposes, the Company has $74,547,000 of alternative minimum tax (“AMT”) credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date. The Company does not believe that it is more likely than not that the Company will generate sufficient future taxable income exclusive of reversing temporary differences to realize the benefit of the AMT credit carryforwards.  As such, the Company has recognized a valuation allowance of $74,547,000 to offset this deferred tax asset.

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and foreign jurisdictions. As discussed in Note 3, Changes in Accounting of Notes to Consolidated Financial Statements, the Company adopted ASC Subtopic 740-10 effective October 1, 2007 (which is the first day of the Company's current fiscal year).

As of the date of this filing, the only federal tax years open to exam are fiscal years ended September 30, 2005 through September 30, 2008.

As of September 30, 2009, in the State of Illinois, the Company was under audit for the tax years ended September 30, 2006 and 2007.  The Company does not expect any additional tax payments to be due as a result of this audit.  There are no other significant state audits in progress.

During the year ended September 30, 2009, the Company established liabilities of approximately $360,000 to cover potential tax obligations for final tax clearance in various jurisdictions.

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, a tax audit performed by the Canada Revenue Agency ("CRA") for tax years ended September 30, 2001 through 2003 which was completed on September 29, 2008 and amended tax returns and "Notices of Objection" to reassessments which were filed for several other tax years. The Company continues to advance matters with the provinces of Ontario and Quebec in respect of Notices of Objection and amended tax returns filed for several tax years in those provinces. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2005 through 2008. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2004 through 2008. The open tax year for the province of Quebec is the tax year ended September 30, 1999. The open tax year for the province of Alberta is the tax year ended September 30, 1999.

During the fiscal year ended September 30, 2008, the Company’s Canadian subsidiary received tax refunds totaling approximately USD $5,000,000 from the Canadian taxing authorities.  During the fiscal year ended September 30, 2009, the Company’s Canadian subsidiary received tax refunds totaling approximately USD $6,000,000 from the Canadian taxing authorities.  However, such receipts are anticipated to be used to satisfy Canadian taxes payable.

The Company’s UK subsidiary, Equiplease, has open tax years in Canada for the years ended August 19, 1990 through August 19, 2009.  The open tax year in the UK is the year ended August 19, 2008.

The Company adopted the provisions of ASC Subtopic 740-10 effective October 1, 2007. As a result of the implementation of ASC Subtopic 740-10, the Company recognized a cumulative decrease in its liability for taxes of $3,799,000, which was accounted for as an increase to the October 1, 2007 balance of retained earnings. As of September 30, 2007, the Company reported a net receivable balance for its Canadian subsidiary.  As part of the adoption of ASC Subtopic 740-10, the Company now reports a gross receivable and a gross payable.

  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	September 30,	September 30,
	2009	2008
Beginning balance	$ 4,640,000	5,652,000
Decreases related to settlements of certain tax audits	(274,000)	443,000
Decreases related to prior year tax positions	--	(1,170,000)
Increases related to prior year tax positions	360,000	--
Other	(205,000)	(285,000
Ending balance	$4,521,000	4,640,000

The entire balance of $4,521,000, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The Company is unable to project the potential range of tax impacts at this time.

The Company recognizes interest and penalties accrued related to income tax reserves in respect of uncertain tax positions in the income tax provision. As of September 30, 2009, accrued interest and penalties amounted to $3,064,000.  As of September 30, 2008, interest expense and penalties amounted to $2,655,000. For the year ended September 30, 2009, interest income and the settlement of the Quebec audit, less interest expense and penalties in the statement of operations totaled $15,000.  For the year ended September 30, 2008, interest expense and penalties in the statement of operations totaled $207,000.

Note 5 – Equity Investments

On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the “Agreements”) with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.’s warrant and equity investment portfolio. The Agreements include substantially all of the Company’s warrant and equity investment portfolio. Windspeed is entitled to certain fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage. The Company has received approximately $67,856,000 in proceeds (prior to management fees, sharing and a receivable from securities sold with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received a combined $11,426,000 in management fees and sharing through September 30, 2009. Management fees are expensed when incurred and realized gains on the sale of Equity Investments are reduced by sharing amounts under the management agreement. Copies of the Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC (the former Comdisco Ventures, Inc.), dated as of February 20, 2004 by and among Comdisco, Inc., Windspeed and Comdisco Ventures Fund B, LLC and the Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of February 20, 2004, by and among Comdisco, Inc., Windspeed and Windspeed Acquisition Fund, L.P. were filed with the SEC on a Current Report on Form 8-K pursuant to Item 5 on February 23, 2004. As reported on the Current Report on Form 8-K filed by the Company on April 11, 2006, the management agreement was extended for an additional two years, until February 20, 2009.  As reported on the Current Report on Form 8-K filed by the Company on March 19, 2009, the management agreement was extended for an additional two years, until February 20, 2011.  As a result of the Agreements, the ongoing management of the Company’s equity investments in public and private companies is being provided by Windspeed.

Marketable equity investments:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Market value
September 30, 2009	$--	$23	$--	$23
September 30, 2008	$--	$55	$--	$55

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income. At September 30, 2009, the Company held securities in three publicly-traded companies one of which is to be held in escrow until December 23, 2009.  The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Realized gains, net of sharing and fees, are included in revenue in the consolidated statements of operations. During the fiscal year ended September 30, 2009, the Company received $3,475,000 in proceeds (after sharing, management fees and a receivable from securities sold) and realized a gain of $3,949,000 on the sale of marketable equity securities.

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Investments when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company’s equity investments in private companies was $1,029,000 at September 30, 2009 and $1,156,000 at September 30, 2008. Write-downs of equity securities were $22,000 and $1,564,000 during fiscal years 2009 and 2008, respectively.

Note 6 - Common Stock and Other Comprehensive Income

When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of September 30, 2009, the Company had 4,029,055 shares of common stock outstanding and 170,945 shares of common stock held in treasury.

Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

The Company’s Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

	Year ended September 30,
	2009	2008
Average common shares issued	4,200	4,200
Average common shares held in treasury	(171)	(171)
	4,029	4,029
Net earnings (loss) to common stockholders	$2,084	$(4,884)
Basic and diluted earnings (loss) per common share	$0.52	$(1.21)

Accumulated other comprehensive income (loss) consists of changes in the unrealized gains related to the Company’s holdings in available-for-sale investments.   Total comprehensive income (loss) is as follows (in thousands):

	Year ended September 30,
	2009	2008
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$3,666	$(379)
Reclassification adjustment for gains included in earnings before income taxes	(3,698)	(5,036)

Change in net unrealized gains (losses) (A)	(32)	(5,415)

Net earnings (loss)	2,084	(4,884)

Total comprehensive income (loss)	$2,052	$(10,299)

Note (A):  No income tax effect on these gains (losses)

Note 7 - Fair Value Measurements

On October 1, 2008, the Company adopted ASC Subtopic 820-10 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Fair value is defined by ASC Subtopic 820-10 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Subtopic 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs. The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of September 30, 2009 are money market funds comprising approximately $55,579,000 of the cash and cash equivalents balance and equity investments in three public companies, which are measured at fair value based upon Level 1 inputs.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

On October 1, 2008, the Company adopted ASC Subtopic 825-10 but did not elect the fair value option.

Fair values were determined as follows:

The carrying amounts of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

In accordance with the provisions of ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” marketable equity investments (equity investments having a readily determinable fair value) have a carrying value and a fair value based on quoted market prices. The Company’s investment in warrants of public companies were valued at the bid quotation. The Company’s practice is to sell its marketable equity investments upon the expiration of the lock-up period.

Equity investments in private companies consist primarily of small investments in approximately 50 private companies. Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements. Warrants in non-public companies are carried at zero value.   The carrying value of equity investments in private companies is $1,029,000 and the fair market value measured using Level 3 inputs is $2,215,000.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies, including warrants, was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, since as of September 30, 2009, 96 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 80 percent of the estimated amount is in three individual companies.

Note 8 - Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2009 and 2008, are as follows (in thousands except per share data):

	Quarter ended
	December 31,		March 31,		June 30,		September 30,
	2008	2007	2009	2008	2009	2008	2009	2008
Total revenue	$381	$6,552	$282	$2,356	$973	$758	$2,897	$571
Net earnings (loss)	$(72)	$1,848	$37	$1,186	$(144)	$(1,021)	$2,263	$(6,897)
Basic and diluted earnings (loss) per common share	$(0.02)	$0.46	$0.01	$0.29	$(0.04)	$(0.25)	$0.57	$(1.71)

Note 9 - Other Financial Information

Legally restricted cash represents cash and cash equivalents that are related to the Company’s employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company. Legally restricted cash is comprised of the following (in thousands):

	September 30, 2009	September 30, 2008
Incentive compensation escrows	$455	$453
Indemnification reserve	4,000	4,000
Other escrows	539	529
	$4,994	$4,982

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

Other liabilities consist of the following (in thousands):

	September 30, 2009	September 30, 2008
Accrued compensation	$1,167	$1,237
CDRs	21,431	22,469
Other liabilities	346	187
	$22,944	$23,893

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

Note 10 - Operations by Geographic Areas

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Year ended September 30,
	2009	2008
North America	$4,528	$10,227
Europe	5	9
	$4,533	$10,236

The following table presents total assets and cash by geographic location based on the location of the Company’s offices as of September 30 (in thousands):

	2009		2008
	Total Assets	Cash	Total Assets	Cash

North America	$76,427	$70,648	$75,077	$62,149
Europe	463	411	387	387
Total	$76,890	$71,059	$75,464	$62,536

Note 11 - Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date through the filing date of these Consolidated Financial Statements on Form 10-K with the United States Securities and Exchange Commission on December 11, 2009.  Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(1)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the sole officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s sole officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(2)           Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the

Exchange Act as a process designed by, or under the supervision of, the Company’s sole officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, management believes that, as of September 30, 2009, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission, and extensions thereby, that permit the Company to provide only management’s report in this annual report.

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

Sole Officer and Director

Randolph I. Thornton (Age 64 - Director since August 2002)

Effective August 12, 2004, Mr. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Prior to his retirement in January 2004, he was a Managing Director and Senior Credit Officer of Citigroup, Inc. where he managed hundreds of corporate reorganization matters in a thirty-three year career. He currently serves as non-executive Chairman for National Energy & Gas Transmission, Inc. and Core-Mark International, Inc.

Audit Committee Financial Expert

Until August 12, 2004, the Audit Committee of the Board of Directors was comprised entirely of independent outside directors. Since August 12, 2004, Mr. Thornton has been performing the functions of the Audit Committee. Mr. Thornton qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K, but is not considered independent as that term is defined in Item 407 of Regulation S-K. The Company is not required to have a three-person audit committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2009.

Code of Ethics

On December 3, 2007, the Company updated and made effective its revised Code of Conduct Applicable to the Chief Executive Officer and Authorized Representatives. The Company updated and made effective its revised Code of Conduct for its employees in June 2009. Copies are available on the Company’s website. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website at www.comdisco.com and in future filings. To date, the Company has granted no such waivers.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	All Other Compensation($) Note (1)	Total ($)
Randolph I. Thornton	2009	--	115,100	115,100
Chief Executive Officer,	2008	--	94,400	94,400
President and Secretary	2007	--	111,100	111,100

(1)	Amount reflects total payments earned by Mr. Thornton pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal year 2009. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal year 2009. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

The Disbursing Agent’s compensation for the fiscal year ended September 30, 2009 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in fiscal year 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2009 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

Stockholders Owning at Least 5 percent of the Company’s Common Stock

Name and Address		Shares Beneficially Owned	Percent of Class
Berkshire Hathaway, Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	(1)	1,538,377	38.18%
Davidson Kempner Partners 885 Third Avenue New York, New York 10022	(2)	946,753	23.50%
Kinetics Asset Management, Inc. 470 Park Avenue South 4th Floor South, New York, NY, 10016	(3)	203,400	5.05%
Haphazard Investors LLC 141 Heather Lane Mill Neck, NY 11765	(4)	204,495	5.08%

(1)
The information with respect to 1,538,377 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on its amended Report on Schedule 13F-HR for the period ended September 30, 2009, filed with the SEC on November 24, 2009.

(2)
The information with respect to 946,753 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on its amended Schedule 13G, dated and filed with the SEC on February 14, 2006.

(3)
The information with respect to 203,400 shares of Common Stock beneficially owned by Kinetics Asset Management, Inc. is based on its Report on Schedule 13F-HR for the period ended September 30, 2009, filed with the SEC on November 12, 2009.

(4)
The information with respect to 204,495 shares of Common Stock beneficially owned by Haphazard Investors LLC is based on a Report on its Schedule 13G, dated and filed with the SEC on December 31, 2008.

Common Stock Owned by Directors and Executive Officers

Mr. Thornton (who is the Company’s sole officer and director) does not beneficially own any shares of the Company’s common stock in the Company as of December 1, 2009. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee of the Board of Directors

The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal year 2009. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the fiscal year 2009. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or trade on Nasdaq.

One of Mr. Thornton’s primary responsibilities is to provide oversight of the integrity of the Company’s financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors’ objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

Based on the review and discussions described in this report, Mr. Thornton determined that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for filing with the SEC.

Mr. Thornton, as sole director and Disbursing Agent, appointed KPMG LLP as independent auditors for the Company for the fiscal year 2010.

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by KPMG, the Company’s principal accountant, for the audit of our annual financial statements for the fiscal years ended September 30, 2009 and September 30, 2008 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2009	2008
Audit Fees (1)	$375,000	$360,700
Audit Related Fees	--	--
Tax Fees (2)	--	20,375
All Other Fees	--	--
Total	$375,000	$381,075

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

3.2	By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K dated September 30, 2002, as filed with

Exhibit No.	Description of Exhibit
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

10.8
Second Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.9
Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.10
Third Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of March 16, 2009, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated March 19, 2009, as filed with the Commission on March 19, 2009, File No. 0-49968)

21.1	Subsidiaries of the registrant (Filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a0 and Rule 15d-14(a) of the Exchange

Exhibit No.	Description of Exhibit
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

COMDISCO HOLDING COMPANY, INC.

Dated: December 11, 2009	By: /s/Randolph I. Thornton
Name: Randolph I. Thornton
Title: Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2009.

SIGNATURE	DATE

/s/ Randolph I. Thornton	December 11, 2009
Name: Randolph I. Thornton
Title: Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director