Form 10-Q
period 2009-12-31
COMDISCO HOLDING CO INC
filed 2010-02-10
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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
Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  4,029,055 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on January 31, 2010.

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

Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed below in Part II, Item 1A, Risk Factors. Many of the risk factors that could affect the results of the Company's operations are beyond our ability to control or predict.

ITEM 1.                FINANCIAL STATEMENTS

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE "PLAN") AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION (THE “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three months ended December 31, 2009 and 2008 (Unaudited)
(in thousands except per share data)

	Three months ended December 31,
	2009	2008
Revenue
Gain on sale of equity and warrant securities	$8	$92
Interest income	27	281
Foreign exchange gain	144	--
Miscellaneous income	1	8
Total revenue	180	381
Costs and expenses
Selling, general and administrative	1,408	1,341
Write-down of equity securities	16	--
Contingent distribution rights	(60)	(391)
Bad debt recoveries	(28)	(1,942)
Foreign exchange loss	--	633
Total costs and expenses	1,336	(359)
Earnings (loss) before income taxes	(1,156)	740
Income tax expense	81	812
Net loss	$(1,237)	$(72)
Basic and diluted net loss per common share	$(0.31)	$(0.02)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – December 31, 2009 (Unaudited) and September 30, 2009 (Audited)
(in thousands except share data)

	December 31, 2009	September 30, 2009
ASSETS
Cash and cash equivalents	$65,426	$66,065
Cash – legally restricted	4,981	4,994
Equity investments	1,036	1,052
Income tax receivables	4,230	4,105
Receivables for securities sold	359	361
Other assets	279	313
Total assets	$76,311	$76,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$474	$246
Income tax payables	10,666	10,235
Other liabilities
Accrued compensation	1,223	1,167
Contingent distribution rights	21,371	21,431
Other liabilities	348	346
Total other liabilities	22,942	22,944
Total liabilities	34,082	33,425

Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at both December 31, 2009 and September 30, 2009	72	72
Additional paid-in capital	44,136	44,136
Accumulated other comprehensive income	24	23
Retained earnings	2,318	3,555
Common stock held in treasury, at cost; 170,945 shares at both December 31, 2009 and September 30, 2009	(4,321)	(4,321)
Total stockholders’ equity	42,229	43,465
Total liabilities and stockholders’ equity	$76,311	$76,890

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Three months ended December 31, 2009 and 2008 (Unaudited)
(in thousands)

	Three months ended December 31,
	2009	2008
Cash flows from operating activities:
Equity and warrant proceeds, net of fees	$11	$73
Interest, recoveries and other revenue	60	479
Selling, general and administrative expenses	(1,089)	(1,237)
Income tax	23	5,456
Net cash provided by (used in) operating activities	(995)	4,771
Effect of exchange rates on cash and cash equivalents	356	(378)
Net increase (decrease) in cash and cash equivalents	(639)	4,393
Cash and cash equivalents at beginning of period	66,065	57,554
Cash and cash equivalents at end of period	$65,426	$61,947

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Three months ended December 31,
	2009	2008
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(1,237)	$(72)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income taxes	104	6,268
Contingent distribution rights	(60)	(391)
Receivables	2	(1,751)
Selling, general and administrative	317	104
Write-down of equity securities	16	--
Other, including foreign exchange	(137)	613
Net cash provided by (used in) operating activities	$(995)	$4,771

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2009

The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 in Part I and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Litigation Trust: In February 1998, pursuant to the Shared Investment Plan (“SIP”), the participants in the SIP (the “SIP Participants”) took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million (“SIP Guaranty Claim”). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004.  The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the "Trust Assets").  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Six of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.    The SIP Participants have filed appeals on those judgments.  A briefing schedule on the appeals on those judgments has been ordered with all briefing to be completed by March 15, 2010.   As of the date of the filing, no date has been set for any oral arguments.

The Litigation Trust has filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust will file its reply by February 11, 2010.  Three of the SIP Participants filed Motions for Leave to file Cross Motions for Summary Judgment.  The hearing for this motion is on February 11, 2010.

As reported in the Twenty-First Status Report of Comdisco Litigation Trustee filed on January 29, 2010, twenty-two of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust. The Litigation Trust is in ongoing settlement discussions with other SIP Participants.

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

During the quarter ended December 31, 2008, management determined that it had not correctly accounted for one of the inputs of the CDR liability calculation and certain severance costs of a limited number of remaining employees.  As a result, the financial position and results of operations for the three months ended December 31, 2008 reflect an increase to contingent distribution rights expense and corresponding contingent distribution rights liability in the amount of approximately $219,000 and a reduction to selling, general and administrative expenses and accrued compensation of approximately $52,000.  Management determined that the impact of these errors on previously issued interim and annual consolidated financial statements was not material and determined that the impact of correcting these errors in the interim consolidated financial statements for the three months ended December 31, 2008 was not material, and therefore reflected the corrections in the three months ended December 31, 2008.

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged in February 2004, manages the Company's investments in equity securities on an ongoing basis. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at a set percentage. Through December 31, 2009, the Company had received approximately $67,863,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,433,000 in combined management fees, sharing and target bonus award through December 31, 2009. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company's available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2009	$-	$23	$23
December 31, 2009	$-	$24	$24

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements). At December 31, 2009, the Company held securities in three publicly-traded companies: Medidata Solutions, Inc. and two minor positions in securities valued under $100.  The fair market value of Medidata Solutions, Inc. is approximately $24,000 as of December 31, 2009, and the Company sold these shares on January 4, 2010 for $24,000.

The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company. However, in the future, there is no assurance as to whether or not  the Company either will be able to liquidate such positions held for any lock-up period, or realize any amount on such positions.

Equity investments in private companies:

The Company's policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review and estimate the fair value of these securities.  The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired.  During the quarter ended December 31, 2009, the Company wrote-down $16,000 in one investment portfolio.  All write-downs are considered permanent impairments for financial reporting purposes.

4.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and foreign jurisdictions.

As of the date of this filing, the federal tax years open to examination are fiscal years ended September 30, 2005 through September 30, 2008.

On November 6, 2009, the Worker, Homeownership and Business Assistance Act of 2009 (the “WHB Act”) was passed and signed into law. The WHB Act allows businesses with net operating losses (“NOLs”) for 2008 and 2009 to carry back losses for up to five years and suspends the 90% limitation on the use of any alternative minimum tax NOL deduction attributable to carrybacks of the applicable NOL.  Due to the incremental selling, general and administrative costs that would be incurred if there was an extended time period associated with the reopening of certain tax years, the Company has chosen not to elect the carryback option at this time.

In the State of Illinois, the Company’s audits for the tax years ended September 30, 2006 and 2007 were closed on December 24, 2009 with no adjustments.  There are no other significant state audits in progress.

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, a tax audit performed by the Canada Revenue Agency ("CRA") for tax years ended September 30, 2001 through 2003 which was completed September 29, 2008 and amended tax returns and "Notices of Objection" to reassessments filed for several other tax years. The Company continues to advance matters with the province of Ontario in respect to Notices of Objection and amended tax returns filed for several tax years. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2005 through 2008. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2004 through 2008. The open tax year for the province of Quebec is the tax year ended September 30, 1999. The open tax year for the province of Alberta is the tax year ended September 30, 1999.

The Company’s UK subsidiary, Equiplease, has open tax years in Canada for the years ended August 19, 1990 through August 19, 2009.  The open tax year in the UK is the year ended August 19, 2008.

Comdisco, Inc., as a result of its former business operations in Puerto Rico, has open tax years in Puerto Rico for the years ended September 30, 2001 through September 30, 2008.

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

During the quarter ended December 31, 2008, the Company received an income tax refund from the Mexican Ministry of Finance in the amount of approximately $128,000 and wrote down, for financial reporting purposes, the remaining income tax receivable balance of approximately $770,000.  On November 9, 2009, the Company filed an appeal in Mexican Tax Court to challenge the positions of the Ministry of Finance regarding the remaining income tax credits that have yet to be refunded.  The Company continues to uphold the merits of its income tax positions, but the time involved and costs associated with the pursuit of the refunds may not allow the Company to realize their full value.

As of December 31, 2009, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $4,666,000. The entire balance, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitation. The Company is unable to project the potential range of tax impacts at this time.  During the three months ended December 31, 2009, approximately $33,000 was received from income tax refunds related to the Company's Canadian subsidiary.  During the twelve months ended September 30, 2009, approximately $6,000,000 was received from income tax refunds related to the Company's Canadian subsidiary.  Such receipts are anticipated to be used to satisfy Canadian taxes payable.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.   As of December 31, 2009, accrued interest and penalties amounted to approximately $3,259,000.

5.   Stockholders' Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of December 31, 2009, the Company had 4,029,055 shares of Common Stock outstanding and 170,945 shares of Common Stock held in treasury.

Stockholders' equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2009	$72	$44,136	$23	$3,555	$(4,321)	$43,465
Net loss				(1,237)		(1,237)
Change in net unrealized gains			1			1
Balance at December 31, 2009	$72	$44,136	$24	$2,318	$(4,321)	$42,229

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended December 31,
	2009	2008
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1	$--
Reclassification adjustment for gains included in earnings before income taxes	--	(55)
Change in net unrealized gains (losses) (A)	1	(55)
Other comprehensive income (loss)	1	(55)
Net loss	(1,237)	(72)
Total comprehensive loss	$(1,236)	$(127)
(A) – No income tax effect on these gains (losses)

6.  Other Financial Information

Legally restricted cash is comprised of the following at December 31, 2009 and September 30, 2009 (in thousands):

	December 31, 2009	September 30, 2009
Incentive compensation escrow	$456	$455
Indemnification reserve	4,000	4,000
Other escrows	525	539
	$4,981	$4,994

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

Other liabilities consist of the following (in thousands):
	December 31, 2009	September 30, 2009
Accrued compensation	$1,223	$1,167
CDRs	21,371	21,431
Other liabilities	348	346
	$22,942	$22,944

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include an accrued liability of approximately $187,000 for a bank guaranty held in the Netherlands.

The amounts due to CDR holders follow the formula described in “Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

	Three months ended December 31,
	2009	2008
North America	$179	$377
Europe	1	4
Total	$180	$381

The following table presents total assets and cash by geographic location based on the location of the Company's offices (in thousands):

	December 31, 2009		September 30, 2009
	Total Assets	Cash	Total Assets	Cash
North America	$75,859	$70,005	$76,427	$70,648
Europe	452	402	463	411
Total	$76,311	$70,407	$76,890	$71,059

8.   Fair Value Measurements

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

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs. The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2009 are money market funds comprising approximately $54,790,000 of the cash and cash equivalents balance and equity investments in three public companies, which are measured at fair value based upon Level 1 inputs.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

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

9.   Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date through the issuance of these Consolidated Financial Statements on Form 10-Q with the United States Securities and Exchange Commission.  Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

ITEM  2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE  COMPANY'S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE "PLAN") AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION (the “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

General

Wind-Down of Operations

Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company's future performance.

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of the date of this filing, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence on August 12, 2002.  Approximately eight former employees continue to periodically assist the Company on a consulting basis.

On August 12, 2004, Randolph I. Thornton’s appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors' Plan and Chapter 11 cases.

See "Risk Factors Relating to the Company-Uncertainties Relating to the Wind-down of Operations" in Part II, Item 1A.

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

The Company maintains sufficient cash reserves for the potential CDR liability and any potential recoveries and net distributions by the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See below for “Critical Accounting Policies” and the risk factors discussed in Part II, Item 1A,   “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights,” “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

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

The Company's revenues are generated primarily by sales of equity securities and interest income on cash balances. Because of the Company's declining assets, revenue will continue to decline and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily CDRs, and selling, general and administrative expenses.  As a result of the wind-down of operations, the Company expects continued declines in total costs and expenses, subject to volatility in the amount of expense associated with the liability for CDRs and the timing of payments related to selling, general and administrative expenses.

The Company's operations continued to wind down during the three months ended December 31, 2009 compared to prior periods. The Company's assets at December 31, 2009 consisted primarily of cash, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a number of leases in default whereby collection efforts are underway to support a recovery on those accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of December 31, 2009, which is approximately $1,012,000. The Company's estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management agreement was extended on March 16, 2009 until February 20, 2011.  The Company estimates that the realizable value, net of management fees and sharing with Windspeed (see table below), at December 31, 2009 for its Equity Investments in private companies is approximately $2,013,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Part II, Item 1A, "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

The following table summarizes the changes in the value of the Company's Equity Investments since September 30, 2009 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2009 estimated realizable value	$23	$2,215
Increase (decrease) in unrealized estimated value	1	(202)
December 31, 2009 estimated realizable value	$24	$2,013

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements. The Company sold these shares on January 4, 2010 for $24,000.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $1,012,000.  The decrease in unrealized estimated value is a result of changes in market conditions.

(3)	Net of fees and sharing with Windspeed including additional fees under the extended management agreement.

Collections and recoveries: The Company has potential collections and recoveries on accounts previously written off. A substantial number of such recoveries involve prior lessees or debtors now in bankruptcy and against whom the Company has filed and is pursuing claims to maximize its recoveries. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Part II, Item 1A, "Uncertainties in Collections and Recoveries."

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated financial statements.

The SEC issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

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

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Part II, Item 1A, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 45 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.   At December 31, 2009, the carrying value of the Company's equity investments in private companies was approximately $1,012,000, and the estimated fair market value was approximately $2,013,000.

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

Litigation Trust Summary Judgments

The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the "Trust Assets").  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Six of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants have filed appeals on those judgments.  A briefing schedule on the appeals on those judgments has been ordered with all briefing to be completed by March 15, 2010.   As of the date of the filing, no date has been set for any oral arguments.

The Litigation Trust has filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust will file its reply by February 11, 2010.  Three of the SIP Participants filed Motions for Leave to file Cross Motions for Summary Judgment.  The hearing for this motion is on February 11, 2010.

As reported in the Twenty-First Status Report of Comdisco Litigation Trustee filed on January 29, 2010, twenty-two of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust. The Litigation Trust is in ongoing settlement discussions with other SIP Participants.

Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Results of Operations

Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

Revenue

Changes in total revenue for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 were as follows (in thousands):

	Three months ended December 31,		Percent Increase (Decrease)	Explanation of Change
	2009	2008
Gain on sale of equity and warrant securities	$ 8	$ 92	(91)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	27	281	(90%)	Interest earned on cash balances. (B)
Foreign exchange gain	144	--	100%	Translation gains for foreign entities that have been substantially liquidated. (C)
Miscellaneous income	1	8	(88%)	Miscellaneous receipts.
Total revenue	$ 180	$ 381	(53)%

A)
The decrease in gains on sale of equity holdings for the quarter ended December 31, 2009 relates to less liquidations or escrows of certain positions held compared to the quarter ended December 31, 2008.

B)	Interest income earned in the quarter ended December 31, 2009 is lower compared to the prior year quarter primarily due to lower interest rates.
C)
Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar and Mexican Peso as the Company’s foreign subsidiaries held monetary assets denominated in those currencies.

Costs and Expenses

Changes in total costs and expenses for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 were as follows (in thousands):

	Three months ended December 31,		Percent Increase (Decrease)	Explanation of Change
	2009	2008
Selling, general and administrative	$ 1,408	$ 1,341	5%	Increase in professional fees incurred during the quarter primarily related to the continued wind-down of operations.
Write-down of equity securities	16	--	N/A
Contingent distribution rights	(60)	(391)	(85%)	(A)
Bad debt recoveries	(28)	(1,942)	(99%)	Collections and recoveries.(B)
Foreign exchange loss	--	633	100%	Translation losses for foreign entities that have been substantially liquidated. (C)
Total costs and expenses	$ 1,336	$ (359)	(100%)

(A)
The decrease in CDR benefit is primarily the result of a decrease in the estimated future interest income cash flows and an increase in estimated future selling, general and administrative costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies" for more information.

(B)
The decrease in recoveries during the quarter ended December 31, 2009 is primarily due to a settlement agreement in the Just for Feet bankruptcy estate of approximately $1,750,000 received in December 2008.

(C)
Foreign exchange loss primarily relates to the strengthening of the U.S. dollar during December 2008 against the Canadian Dollar and Mexican Peso as the Company’s foreign subsidiaries held monetary assets denominated in those currencies.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended December 31, 2009 and $14,000 U.S. federal income tax expense for the three months ended December 31, 2008.

The Company recorded $81,000 of income tax expense for its Canadian subsidiary for the three months ended December 31, 2009.  The Company recorded $28,000 in income tax expense for its Canadian subsidiary for the three months ended December 31, 2008.

The Company recorded no income tax expense for its Mexican subsidiary for the three months ended December 31, 2009 and $770,000 of income tax expense for its Mexican subsidiary for the three months ended December 31, 2008 due to the write-off of a tax receivable that was determined uncollectible.

Net Loss

Net loss was approximately ($1,237,000), or ($0.31) per share-basic and diluted, for the three months ended December 31, 2009 compared to a net loss of approximately ($72,000), or ($0.02) per share-basic and diluted, for the three months ended December 31, 2008.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that could be expected to have a material current or future effect upon the Company's financial condition or results of operations.

Liquidity and Capital Resources

The Company's liquidity generally depends on cash on hand.  The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of Equity Investments, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets. All funds generated from the collection of remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company's Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

At December 31, 2009, the Company had unrestricted cash and cash equivalents of approximately $65,426,000 a decrease of approximately $639,000 compared to September 30, 2009.  Net cash used in operating activities for the three months ended December 31, 2009 was approximately $995,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $356,000 for the three months ended December 31, 2009.

During the three months ended December 31, 2009, approximately $11,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, approximately $60,000 was received from interest income and bad debt recoveries and approximately $33,000 was received from income tax refunds related to the Company's Canadian subsidiary, and the Company paid U.S. federal taxes of approximately $10,000.  The Company's cash expenditures were primarily operating expenses of approximately $1,089,000 (principally professional services and employees’ compensation).

The Company's current and future liquidity depends on cash on hand, and may be augmented by proceeds from the sale of Equity Investments, recoveries, if any,  and interest income. The Company expects its cash on hand to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

See "Risk Factors Relating to the Company-The Company's Liquidity is Dependent on a Number of Factors" in Part II, Item 1A.

Dividends

There were no dividends paid during the quarter ended December 31, 2009. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

See "Risk Factors Relating to the Company-The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Part II, Item 1A.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 31, 2009, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,921 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from the Company’s equity and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

Since September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which are currently estimated to be nominal.    See “Risk Factors Relating to the Company” in Part II, Item 1A, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio” and “Limited Public Market for Contingent Distribution Rights."

CDR Payment

There were no CDR payments during the quarter ended December 31, 2009.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the sole director of the Company, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the sole director of the Company has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2009 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Change in Internal Controls

There has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments" for a discussion of a settlement of a lawsuit styled as a joint action filed against former members of the Board of Directors of Comdisco, Inc., the motion of certain SIP claimants to terminate the Litigation Trust and the motion by the Litigation Trust to obtain summary judgments against certain SIP defendants.

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

The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions

The Company continues to wind down its domestic and international operations. Prior to a subsidiary being dissolved, the Company may have to obtain tax clearances at the state level domestically and on an international level in the country in which the subsidiary was incorporated. The Company, in consultation with its third party tax service providers, has estimated the amounts for such tax settlements; however, actual settlements could differ from such estimates and will be reflected as adjustments in future financial statements when probable and estimable.

Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio

The determination of the fair value of the remaining portfolio of the Company is management’s estimate of such fair value at a moment in time based on information available to management at that time. The estimate of fair value is inherently uncertain due to external factors that could impact the value of assets remaining in the portfolio. Some of the external factors include time, inflation and deflation, changes in interest and foreign currency exchange rates, third party credit risks, domestic and international events, court or tax rulings contrary to the Company’s expectations and liquidation events in the equity portfolio.

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of December 31, 2009, 94 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 79 percent of the estimated amount is in three individual companies.

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

Uncertainties Relating to the Wind Down of Operations

The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. The success of the Company’s continuing wind down of operations and implementation of the Order entered by the Bankruptcy court authorizing the organizational systems infrastructure wind down is dependent on numerous factors, including the timing and amount of cash received from the monetization of its assets, the ability of the Disbursing Agent to fulfill the positions of the previous Board of Directors and executive officers and the ability of the Company to effectively consolidate its management structure and maintain its operations with limited personnel.

The Company’s Liquidity is Dependent on a Number of Factors

The Company’s liquidity generally depends on cash on hand. The Company’s cash flow from operating activities is dependent on a number of variables, including, but not limited to, market conditions for the sale of equity securities, global economic and political conditions, control of operating costs and expenses and the ability of the Company to dispose or otherwise convert to cash its remaining assets.

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

COMDISCO HOLDING COMPANY, INC.

Dated: February 10, 2010	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer)