Form 10-K/A
period 2009-09-30
COMDISCO HOLDING CO INC
filed 2010-02-18
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1 to Form 10-K

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) for the year ended September 30, 2009 as originally filed with the Securities and Exchange Commission (the “SEC”) on December 11, 2009 (the “Original Filing”), references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.), and its predecessors, except in each case where the context indicates otherwise.

We are filing this Amendment No. 1 to include certain language in Exhibit 31.1 referring to internal control over financial reporting.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

31.1
Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMDISCO HOLDING COMPANY, INC.

Dated: February 18, 2010	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2010.

SIGNATURE		DATE

February 18, 2010
By:	/s/ Randolph I. Thornton
Name:	Randolph I. Thornton
Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director