Form 10-Q/A
period 2009-12-31
COMDISCO HOLDING CO INC
filed 2010-02-18
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

In this Amendment No. 1 to Quarterly Report on Form 10-Q/A (“Amendment No. 1”) for the quarter ended December 31, 2009 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2010 (the “Original Filing”), references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.), and its predecessors, except in each case where the context indicates otherwise.

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

PART II.                      OTHER INFORMATION

ITEM 6.                 EXHIBITS

Exhibit No.	Description of Exhibit
31.1

Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

COMDISCO HOLDING COMPANY, INC.

Dated: February 18, 2010	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer)