Form 10-Q
period 2010-03-31
COMDISCO HOLDING CO INC
filed 2010-05-12
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  4,029,055 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on April 30, 2010.

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

ITEM 1.      FINANCIAL STATEMENTS

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY'S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE “PLAN”) AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION (THE “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and six months ended March 31, 2010 and 2009 (Unaudited)
(in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenue
Gain on sale of equity and warrant securities	$25	$126	$33	$218
Interest income	33	156	60	437
Foreign exchange gain	116	--	260	--
Miscellaneous income	3	--	5	8
Total revenue	177	282	358	663
Costs and expenses
Selling, general and administrative	1,151	1,095	2,559	2,436
Write-down of equity securities	--	20	16	20
Contingent distribution rights	322	(1,320)	262	(1,711)
Bad debt recoveries	(115)	(176)	(143)	(2,118)
Minority interest	--	542	--	542
Foreign exchange loss	--	113	--	746
Total costs and expenses	1,358	274	2,694	(85)
Earnings (loss) before income taxes	(1,181)	8	(2,336)	748
Income tax expense (benefit)	(1,199)	(29)	(1,118)	783
Net earnings (loss)	$18	$37	$(1,218)	$(35)
Basic and diluted earnings (loss) per common share	$0.00	$0.01	$(0.30)	$(0.01)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – March 31, 2010 (Unaudited) and September 30, 2009 (Audited)
(in thousands except share data)

	March 31, 2010	September 30, 2009
ASSETS
Cash and cash equivalents	$17,570	$66,065
Cash – legally restricted	4,928	4,994
Short-term investments – six-month certificate of deposit	40,000	--
Equity investments	1,016	1,052
Income tax receivables	4,454	4,105
Receivables for securities sold	350	361
Other assets	313	313
Total assets	$68,631	$76,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$378	$246
Income tax payables	2,803	10,235
Other liabilities
Accrued compensation	1,187	1,167
Contingent distribution rights	21,692	21,431
Other liabilities	343	346
Total other liabilities	23,222	22,944
Total liabilities	26,403	33,425
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at both March 31, 2010 and September 30, 2009	72	72
Additional paid-in capital	44,136	44,136
Accumulated other comprehensive income	4	23
Retained earnings	2,337	3,555
Common stock held in treasury, at cost; 170,945 shares at both March 31, 2010 and September 30, 2009	(4,321)	(4,321)
Total stockholders’ equity	42,228	43,465
Total liabilities and stockholders’ equity	$68,631	$76,890

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Six months ended March 31, 2010 and 2009 (Unaudited)
(in thousands)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$44	$129
Interest, bad debt recoveries and other revenue	190	2,485
Selling, general and administrative expenses	(2,361)	(2,174)
Income tax receipts (payments)	(7,031)	5,456
Transfer of cash to minority interest balance	--	(35)

Net cash (used in) provided by operating activities	(9,158)	5,861

Cash flows from investing/financing activities:
Short-term investment	(40,000)	--
Net cash (used in) investing activities	(40,000)	--

Effect of exchange rates on cash and cash equivalents	663	(584)

Net increase (decrease) in cash and cash equivalents	(48,495)	5,277
Cash and cash equivalents at beginning of period	66,065	57,554

Cash and cash equivalents at end of period	$17,570	$62,831

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Six months ended March 31,
	2010	2009
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(1,218)	$(35)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income tax (payments) receipts	(8,150)	6,239
Contingent distribution rights	262	(1,711)
Receivables	11	(75)
Selling, general and administrative	182	262
Minority interest expense, net of cash transfer	--	507
Write-down of equity securities	16	20
Other, including foreign exchange	(261)	654
Net cash (used in) provided by operating activities	$(9,158)	$5,861

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

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

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes, and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.    The SIP Participants have filed appeals on those judgments.  A hearing before the U.S. Court of

Appeals, Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.    As of the date of the filing, there has been no ruling.

The Litigation Trust has filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases is scheduled to be held on May 12, 2010.

As reported in the Twenty-Second Status Report of Comdisco Litigation Trustee, filed on May 10, 2010, twenty-four of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust. The Litigation Trust is in ongoing settlement discussions with other SIP Participants.

Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

2.   Basis of Presentation

               The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for these interim periods.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending September 30, 2010.

These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2009 included in the Annual Report on Form 10-K, as filed by us with the Securities and Exchange Commission on December 11, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes.  Actual results could differ from these estimates and may affect future results of operations and cash flows.  We have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

                During the quarter ended December 31, 2008, management determined that it had not correctly accounted for one of the inputs of the CDR liability calculation and certain severance costs of a limited number of remaining employees.  As a result, the financial position and results of operations for the three months ended December 31, 2008 reflect an increase to contingent distribution rights expense and corresponding contingent distribution rights liability in the amount of approximately $219,000 and a reduction to selling, general and administrative expenses and accrued compensation of approximately $52,000.  Management determined that the impact of these errors on previously issued interim and annual consolidated financial statements was not material and that the impact of correcting these errors in the interim consolidated financial statements for the three months ended December 31, 2008 was not material, and therefore reflected the corrections in the three months ended December 31, 2008.

During the quarter ended March 31, 2009, management determined that it had not correctly accounted for a minority interest in a limited partnership.   During the Company’s review and financial analysis of the wind-down of its Canadian entities, the Company determined that, since the inception of a certain Canadian limited partnership in 1988, it had not properly accounted for the minority interest held in that partnership. Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company has recorded minority interest expense of $549,000 (including the foreign exchange impact) and a corresponding decrease to contingent distribution rights expense and contingent distribution rights liability in the amount of $203,000 resulting in a net reduction in earnings of $346,000 for the three and six months ended March 31, 2009.  Management determined that the impact of these errors on previously issued interim consolidated financial statements was not material and that the impact of correcting these errors in the interim consolidated financial statements for the three and six months ended March 31, 2009 was not material, and therefore reflected the corrections in the current quarter.

During the quarter ended March 31, 2010, management determined that it had not accounted correctly for a liability to cover potential tax obligations for final tax clearance in Canada that should have been reported in the cumulative effect of the adoption of ASC Subtopic 740-10 “Accounting for Uncertainty in Income Taxes” in the quarter ended December 31, 2007.  The Company has recorded income tax expense of $1,452,000 and a resulting reduction in CDR liability of $537,000 for a net earnings impact, in the three and six months ended March 31, 2010, of $915,000.  Management determined that the impact of these errors on previously issued interim and annual consolidated financial statements was not material to the financial statements taken as a whole, and therefore reflected the corrections in the current quarter.

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged in February 2004, manages the Company's investments in equity securities on an ongoing basis. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at a set percentage. Through March 31, 2010, the Company had received approximately $67,927,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,465,000 in combined management fees, sharing and target bonus award through March 31, 2010. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company's available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2009	$-	$23	$23
December 31, 2009	$-	$24	$24
March 31, 2010	$-	$4	$4

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements). At March 31, 2010, the Company held minor positions in three publicly-traded companies:  Innovative Micro Tech, Inc., Medical Resources, Inc. and Calix, Inc.

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

During the quarter ended March 31, 2010, the Company's Canadian subsidiary, Comdisco Canada Limited, completed transactions to affect the wind-down of Comdisco Canada Equipment Finance Limited Partnership (“CCEF”) and Comdisco Canada Limited (“CCL”).  Additionally, the tax year for CCL has been changed from September 30 to March 31 with approval from the Canada Revenue Agency (“CRA”).  The Company will file a final tax return for CCL for its taxation year ended March 31, 2010 and soon thereafter request tax clearance.  On March 30, 2010, the Company paid withholding tax and accrued interest in the amount of $7,054,000 owing in respect of certain advances made by CCL to Comdisco, Inc. which were previously deemed to be dividend payments.  The net impact of these wind-down transactions implemented during the quarter end March 31, 2010 was a net Canadian income tax benefit of $2,225,000. The Company is still in the process of resolving federal tax matters with the CRA on "Notices of Objection" to reassessments filed for several other tax years.  The Company continues to advance matters with the province of Ontario in respect to Notices of Objection and amended tax returns filed for several tax years.  The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2005 through 2009.  The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2004 through 2009.  The open tax year for the province of Quebec is the tax year ended September 30, 1999.  The open tax year for the province of Alberta is the tax year ended September 30, 1999.

During April 2010, the Company received a refund from the Ontario Ministry of Finance for approximately $1,200,000, which is included in the tax receivable as of March 31, 2010.  Such refunds are anticipated to be used to satisfy other tax liabilities in Canada.

The Company’s U.S. federal taxes are impacted by the transactions in the Canadian subsidiaries.  In the quarter ended March 31, 2010, the Company recorded tax expense of approximately $1,020,000 as a result of the transactions implemented during the quarter ended March 31, 2010 to affect the wind-down of CCL and normal U.S. operations.  As of the date of this filing, the federal tax years open to examination are fiscal years ended September 30, 2005 through September 30, 2008.

The Company’s UK subsidiary, Equiplease Limited, has open tax years in Canada for the tax years ended August 19, 1990 through August 19, 2009 and September 10, 2009.  The open tax year in the UK is the tax year ended August 19, 2008.

Comdisco, Inc., as a result of its former business operations in Puerto Rico, has open tax years in Puerto Rico for the tax years ended September 30, 2001 through September 30, 2008.

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

As of March 31, 2010, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $360,000. The entire balance, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitation. The Company is unable to project the potential range of tax impacts at this time.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.   As of March 31, 2010, accrued interest and penalties amounted to approximately $832,000.

5.   Stockholders' Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of March 31, 2010, the Company had 4,029,055 shares of Common Stock outstanding and 170,945 shares of Common Stock held in treasury.

Stockholders' equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2009	$72	$44,136	$23	$3,555	$(4,321)	$43,465
Net loss				(1,218)		(1,218)
Change in net unrealized gains			(19)			(19)
Balance at March 31, 2010	$72	$44,136	$4	$2,337	$(4,321)	$42,228

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$3	$69	$4	$69
Reclassification adjustment for gains included in earnings before income taxes	(23)	--	(23)	(55)
Change in net unrealized gains (losses) (A)	(20)	69	(19)	14
Other comprehensive income (loss)	(20)	69	(19)	14
Net earnings (loss)	18	37	(1,218)	(35)
Total comprehensive income (loss)	$(2)	$106	$(1,237)	$(21)
(A) – No income tax effect on these gains (losses)

6.  Other Financial Information

Legally restricted cash is comprised of the following at March 31, 2010 and September 30, 2009 (in thousands):

	March 31, 2010	September 30, 2009
Incentive compensation escrow	$456	$455
Indemnification reserve	4,000	4,000
Other escrows	472	539
	$4,928	$4,994

The incentive compensation escrow is deferred compensation as defined by the Plan and is held until an employee terminates with the Company.  The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands.

Other liabilities consist of the following (in thousands):

	March 31, 2010	September 30, 2009
Accrued compensation	$1,187	$1,167
CDRs	21,692	21,431
Other liabilities	343	346
	$23,222	$22,944

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include an accrued liability of approximately $176,000 for a bank guaranty held in the Netherlands.

The amounts due to CDR holders follow the formula described in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
North America	$177	$280	$357	$659
Europe	-	2	1	4
Total	$177	$282	$358	$663

The following table presents total assets and cash by geographic location based on the location of the Company's offices (in thousands):

	March 31, 2010		September 30, 2009
	Total Assets	Cash	Total Assets	Cash
North America	$68,214	$22,128	$76,427	$70,648
Europe	417	370	463	411
Total	$68,631	$22,498	$76,890	$71,059

The decrease in cash and cash equivalents from the September 30, 2009 balance is the result of a $40,0000,000 short-term investment made in January 2010 in a six-month certificate of deposit held at BNY Mellon to earn a higher interest rate.

8.   Fair Value Measurements

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

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of March 31, 2010 are cash and cash equivalents in money market funds comprising of approximately $291,000 and minor equity investments in three public companies.  In addition, the Company has a $40,000,000 cash equivalent in a six-month certificate of deposit which is measured for disclosure purposes at fair value based upon Level 2 inputs.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

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

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE  COMPANY'S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE “PLAN”) AND RESTRICTIONS CONTAINED IN THE COMPANY'S CERTIFICATE OF INCORPORATION (the “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.'S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

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

The Company maintains sufficient cash reserves for the potential CDR liability including any potential liability arising from any net distributions by the Litigation Trust to C-4 creditors.  The outcome and timing of any actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See below for “Critical Accounting Policies” and the risk factors discussed in Part II, Item 1A,   “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights,” “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

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

The Company's operations continued to wind-down during the three months ended March 31, 2010 compared to prior periods. The Company's assets at March 31, 2010 consisted primarily of cash, short-term investments, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of March 31, 2010, which is approximately $1,012,000. The Company's estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management agreement was extended on March 16, 2009 until February 20, 2011.  The Company estimates that the realizable value, net of management fees and sharing with Windspeed (see table below), at March 31, 2010 for its Equity Investments in private companies is approximately $2,519,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Part II, Item 1A, "Market Conditions Have Made It Difficult and May

Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

The following table summarizes the changes in the value of the Company's Equity Investments since September 30, 2009 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2009 estimated realizable value	$23	$2,215
Increase (decrease) in unrealized estimated value	1	(202)
December 31, 2009 estimated realizable value	24	2,013
Realized – net of fees	(24)	(1)
Increase in unrealized estimated value	4	507
March 31, 2010 estimated realizable value	$4	$2,519

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $1,012,000.  The increase in unrealized estimated value is a result of changes in market conditions.

(3)	Net of fees and sharing with Windspeed including additional fees under the extended management agreement.

Collections and recoveries: The Company has potential collections and recoveries on a limited number of remaining accounts previously written off. Recoveries involve prior lessees or debtors now in bankruptcy and against whom the Company has filed and is pursuing claims to maximize its recoveries. The Company's cost basis in these accounts is nominal. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Part II, Item 1A, "Uncertainties in Collections and Recoveries."

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

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 40 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.   At March 31, 2010, the carrying value of the Company's equity investments in private companies was approximately $1,012,000, and the estimated fair market value was approximately $2,519,000.

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

Recent Developments

Litigation Trust Termination Motion

On March 16, 2006, a motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy ("SIP Claimants"). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the Bankruptcy court judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy court judge's denial of their motion. On January 30, 2007, the federal district court judge affirmed the denial of the motion. The SIP Claimants appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties briefed the appeal, and oral arguments were held before the Appellate Court on November 26, 2007.  On August 13, 2008, the Appellate Court ruled and dismissed the appeal for lack of jurisdiction. As of the date of this filing, there have been no further proceedings on this matter.

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

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY

Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants have filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.   As of the date of the filing, there has been no ruling.

The Litigation Trust has filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases is scheduled to be held on May 12, 2010.

As reported in the Twenty-Second Status Report of Comdisco Litigation Trustee, filed on May 10, 2010, twenty-four of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust. The Litigation Trust is in ongoing settlement discussions with other SIP Participants.

Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenue

Changes in total revenue for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 were as follows (in thousands):

	Three months ended March 31,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Gain on sale of equity and warrant securities	$ 25	$ 126	(80)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	33	156	(79%)	Interest earned on cash balances. (B)
Foreign exchange gain	116	--	N/A	Translation gains for foreign entities that have been substantially liquidated. (C)
Miscellaneous income	3	--	N/A	Miscellaneous receipts.
Total revenue	$ 177	$ 282	(37)%

(A)	The decrease in gains on sale of equity holdings for the quarter ended March 31, 2010 relates to fewer liquidations or escrows of certain positions held compared to the quarter ended March 31, 2009.

(B)	Interest income earned in the quarter ended March 31, 2010 is lower compared to the prior year quarter primarily due to lower interest rates.

(C)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 were as follows (in thousands):

	Three months ended March 31,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Selling, general and administrative	$ 1,151	$ 1,095	5%	Increase in professional fees incurred during the quarter primarily related to the continued wind-down of operations.
Write-down of equity securities	--	20	(100%)
Contingent distribution rights	322	(1,320)	100%	(A)
Bad debt recoveries	(115)	(176)	(35%)	Collections and recoveries.
Minority interest	--	542	(100%)	(B)
Foreign exchange loss	--	113	(100%)	Translation losses for foreign entities that have been substantially liquidated. (C)
Total costs and expenses	$ 1,358	$ 274	100%

(A)
The increase in CDR expense is primarily the result of the net favorable tax impact of the Canadian wind-down transaction offset slightly by an increase in estimated future selling, general and administrative costs for professional fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for more information.

(B)
During the quarter ended March 31, 2009, as the Company performed its review and financial analysis of the wind-down of its Canadian entities, the Company determined that since the inception of a certain Canadian  limited partnership in 1988, it had not properly accounted for the  minority interest held in that partnership.  Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company recorded minority interest expense of $542,000 and a corresponding reduction in CDR expense of $203,000.

(C)
Foreign exchange loss primarily relates to the strengthening of the U.S. dollar during March 2009 against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

Income Taxes

The Company recorded approximately $1,020,000 U.S. federal income tax expense for the three months ended March 31, 2010 primarily as a result of the wind-down transactions for its Canadian subsidiaries and $32,000 U.S. federal income tax benefit for the three months ended March 31, 2009.

The Company recorded approximately $2,224,000 of income tax benefit for its Canadian subsidiary for the three months ended March 31, 2010.  The Company recorded $3,000 in income tax expense for its Canadian subsidiary for the three months ended March 31, 2009.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company’s UK subsidiary, Equiplease Limited, recorded $5,000 of tax expense for the three months ended March 31, 2010.

Net Earnings

Net earnings was approximately $18,000, or $0.00 per share-basic and diluted, for the three months ended March 31, 2010 compared to net earnings of approximately $37,000, or $0.01 per share-basic and diluted, for the three months ended March 31, 2009.

Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

Revenue

Changes in total revenue for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 were as follows (in thousands):

	Six months ended March 31,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Gain on sale of equity and warrant securities	$ 33	$ 218	(85%)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	60	437	(86%)	Interest earned on cash balances. (B)
Foreign exchange gain	260	--	N/A	(C)
Miscellaneous income	5	8	(38%)	Miscellaneous receipts.
Total revenue	$ 358	$ 663	(46%)

(A)
The decrease in gains on sale of equity holdings for the six months ended March 31, 2010 relates to fewer liquidations or escrows of certain positions held compared to the six months ended March 31, 2009.

(B)	Interest income earned in the six months ended March 31, 2010 is lower compared to the prior year period primarily due to lower interest rates.

(C)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 were as follows (in thousands):

	Six months ended March 31,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Selling, general and administrative	$ 2,559	$ 2,436	5%	Increase in professional fees incurred during the six months primarily related to the continued wind-down of operations.
Write-down of equity securities	16	20	(20%)	Impairment of asset.
Contingent distribution rights	262	(1,711)	100%	(A)
Bad debt recoveries	(143)	(2,118)	(93%)	Collections and recoveries.(B)
Minority interest	--	542	(100%)	(C)
Foreign exchange loss	--	746	(100%)	Foreign exchange rate fluctuations. (D)
Total costs and expenses	$ 2,694	$ (85)	100%

(A)
The increase in CDR expense is primarily the result of the net favorable tax impact of the Canadian wind-down transaction offset slightly by an increase in estimated future selling, general and administrative costs for professional fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(B)
The decrease in the current year period compared to the year earlier period is primarily due to a collection from a settlement agreement in the Just for Feet bankruptcy estate of approximately $1,750,000 received in January 2009.

(C)
During the quarter ended March 31, 2009, as the Company performed its review and financial analysis of the wind-down of its Canadian entities, the Company determined that since the inception of a certain Canadian  limited partnership in 1988, it had not properly accounted for the  minority interest held in that partnership.  Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company recorded minority interest expense of $542,000 and a corresponding reduction in CDR expense of $203,000.

(D)
Foreign exchange loss realized in the six months ended March 31, 2009 primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar  as the Company’s foreign subsidiaries hold monetary assets denominated in that currency.

Income taxes

The Company recorded approximately $1,020,000 U.S. federal income tax expense for the six months ended March 31, 2010 primarily as a result of the wind-down transactions for its Canadian subsidiaries and $17,000 U.S. federal income tax benefit for the six months ended March 31, 2009.

The Company recorded approximately $2,143,000 of income tax benefit for its Canadian subsidiary for the six months ended March 31, 2010.  The Company recorded $30,000 in income tax expense for its Canadian subsidiary for the six months ended March 31, 2009.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded no income tax expense for its Mexican subsidiary for the six months ended March 31, 2010 and $770,000 of income tax expense for its Mexican subsidiary for the six months ended March 31, 2009 due to the write-off of a tax receivable that was determined uncollectible.

The Company’s UK subsidiary, Equiplease Limited, recorded $5,000 of tax expense for the six months ended March 31, 2010.

Net Loss

Net loss was approximately ($1,218,000), or ($0.30) per share-basic and diluted, for the six months ended March 31, 2010 compared to a net loss of approximately ($35,000), or ($0.01) per share-basic and diluted, for the six months ended March 31, 2009.

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

At March 31, 2010, the Company had unrestricted cash and cash equivalents of approximately $17,570,000 a decrease of approximately $48,495,000 compared to September 30, 2009.  The large decrease was a result of a short-term investment in a six-month certificate of deposit held at BNY Mellon for $40,000,000.  Net cash used in operating activities for the six months ended March 31, 2010 was approximately $9,158,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $663,000 for the six months ended March 31, 2010.

During the six months ended March 31, 2010, approximately $44,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, approximately $190,000 was received from interest income and bad debt recoveries and approximately $33,000 was received from income tax refunds related to the Company's Canadian subsidiary.  The Company paid U.S. federal taxes of approximately $10,000 and paid Canadian taxes of approximately $7,054,000.  The net outflow for taxes in the six months was approximately $7,031,000.  The Company's cash expenditures were primarily operating expenses of approximately $2,361,000 (principally professional services and employees’ compensation).

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

See "Risk Factors Relating to the Company-The Company's Liquidity is Dependent on a Number of Factors" in Part II, Item 1A.

Dividends

There were no dividends paid during the quarter ended March 31, 2010. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

See "Risk Factors Relating to the Company-The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Part II, Item 1A.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of March 31, 2010, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,884 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended March 31, 2010.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.    CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 13(a)-15 or 15(d)-15 under the Exchange Act that occurred during the Company's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.             OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments" for a discussion of the motion of certain SIP claimants to terminate the Litigation Trust and the motion by the Litigation Trust to obtain summary judgments against certain SIP defendants.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of March 31, 2010, 98% of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 85% of the estimated amount is in three individual companies.

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

ITEM 4.        [RESERVED]

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

Exhibit No.	Description of Exhibit

3.1
Certificate of Incorporation of Registrant dated August 8, 2002 and as Amended August 12, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K dated September 30, 2004, as filed with the SEC on December 14, 2004, File No. 0-49968).

3.2
By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K dated September 30, 2002, as filed with the SEC on January 14, 2003, File No. 0-49968).

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

COMDISCO HOLDING COMPANY, INC.

Dated: May 12, 2010	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)