Form 10-Q
period 2010-06-30
COMDISCO HOLDING CO INC
filed 2010-08-06
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  4,029,055 shares of the registrant's Common Stock, $0.01 par value per share, were outstanding on July 31, 2010.

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and nine months ended June 30, 2010 and 2009 (Unaudited)
(in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenue
Gain on sale of equity and warrant securities	$--	$896	$33	$1,114
Interest income	35	77	96	514
Foreign exchange gain	--	304	260	304
Miscellaneous income	17	--	21	8
Total revenue	52	1,277	410	1,940
Costs and expenses
Selling, general and administrative	1,646	1,086	4,205	3,522
Write-down of equity securities	--	--	16	20
Contingent distribution rights	(1,082)	1,054	(820)	(656)
Bad debt recoveries	(14)	(603)	(157)	(2,722)
Minority interest	--	--	--	542
Foreign exchange loss	182	--	182	746
Total costs and expenses	732	1,537	3,426	1,452
Earnings (loss) before income taxes	(680)	(260)	(3,016)	488
Income tax expense (benefit)	1,363	(116)	245	667
Net (loss)	$(2,043)	$(144)	$(3,261)	$(179)
Basic and diluted (loss) per common share	$(0.51)	$(0.04)	$(0.81)	$(0.04)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – June 30, 2010 (Unaudited) and September 30, 2009 (Audited)
(in thousands except share data)

	June 30, 2010	September 30, 2009
ASSETS
Cash and cash equivalents	$14,329	$66,065
Cash – legally restricted	4,876	4,994
Short-term investments	42,863	--
Equity investments	1,352	1,052
Income tax receivables	2,931	4,105
Receivables for securities sold	--	361
Other assets	229	313
Total assets	$66,580	$76,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$167	$246
Income tax payables	3,470	10,235
Other liabilities
Accrued compensation	1,197	1,167
Contingent distribution rights	20,611	21,431
Other liabilities	951	346
Total other liabilities	22,759	22,944
Total liabilities	26,396	33,425

Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at both June 30, 2010 and September 30, 2009	72	72
Additional paid-in capital	44,136	44,136
Accumulated other comprehensive income	3	23
Retained earnings	294	3,555
Common stock held in treasury, at cost; 170,945 shares at both June 30, 2010 and September 30, 2009	(4,321)	(4,321)
Total stockholders’ equity	40,184	43,465
Total liabilities and stockholders’ equity	$66,580	$76,890

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Nine months ended June 30, 2010 and 2009 (Unaudited)
(in thousands)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$57	$1,054
Interest, bad debt recoveries and other revenue	239	3,096
Selling, general and administrative expenses	(3,502)	(3,344)
Income tax receipts (payments)	(6,243)	5,762
Receipt of receivable from securities sold	350	--
Transfer of cash to minority interest balance	--	(113)

Net cash (used in) provided by operating activities	(9,099)	6,455

Cash flows from investing/financing activities:
Distribution from partnership	53	--
Investment in private equity securities	(350)	--
Short-term investments	(42,863)	--
Net cash (used in) investing activities	(43,160)	--

Effect of exchange rates on cash and cash equivalents	523	157

Net increase (decrease) in cash and cash equivalents	(51,736)	6,612
Cash and cash equivalents at beginning of period	66,065	57,554

Cash and cash equivalents at end of period	$14,329	$64,166

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(3,261)	$(179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income tax (payments) receipts	(5,999)	6,429
Contingent distribution rights	(820)	(656)
Receivables	361	(145)
Selling, general and administrative	703	179
Minority interest expense, net of cash transfer	--	429
Write-down of equity securities	16	20
Other, including foreign exchange	(99)	378
Net cash (used in) provided by operating activities	$(9,099)	$6,455

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010

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

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12,

2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  The hearing on the Motion will then be held on August 10, 2010.

As reported in the Twenty-Third Status Report of Comdisco Litigation Trustee, filed on August 4, 2010, twenty-four of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust. The Litigation Trust is in ongoing settlement discussions with other SIP Participants.

Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

2.   Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America.  The information furnished herein includes all adjustments, consisting of normal recurring adjustments except where indicated, which are, in the opinion of management, necessary for a fair presentation of the results of operations for these interim periods.

The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2010.

These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2009 included in the Annual Report on Form 10-K, as filed by us with the SEC on December 11, 2009.

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

During the quarter ended March 31, 2009, management determined that it had not correctly accounted for a minority interest in a limited partnership.  During the Company’s review and financial analysis of the wind-down of its Canadian entities, the Company determined that, since the inception of a certain Canadian limited partnership in 1988, it had not properly accounted for the minority interest held in that partnership. Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company recorded minority interest expense of $549,000 (including the foreign exchange impact) and a corresponding decrease to contingent distribution rights expense and contingent distribution rights liability in the amount of $203,000 resulting in a net reduction in earnings of $346,000 for the three and six months ended March 31, 2009.  Management determined that the impact of these errors on previously issued interim consolidated financial statements was not material and that the impact of correcting these errors in the interim consolidated financial statements for the three and six months ended March 31, 2009 was not material, and therefore reflected the corrections in the three and six months ended March 31, 2009.

During the quarter ended March 31, 2010, management determined that it had not accounted correctly for a liability to cover potential tax obligations for final tax clearance in Canada that should have been reported in the cumulative effect of the adoption of ASC Subtopic 740-10 “Accounting for Uncertainty in Income Taxes” in the quarter ended December 31, 2007.  The Company recorded income tax expense of $1,452,000 and a resulting reduction in CDR liability of $537,000 for a net earnings impact, in the three and six month period ended March 31, 2010, of $915,000.  Management determined that the impact of these errors on previously issued interim and annual consolidated financial statements was not material to the financial statements taken as a whole, and therefore reflected the corrections in the quarter ended March 31, 2010.

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged in February 2004, manages the Company's investments in equity securities on an ongoing basis. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company's investments in equity securities at a set percentage. Through June 30, 2010, the Company had received approximately $67,942,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,480,000 in combined management fees, sharing and target bonus award through June 30, 2010. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company's available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2009	$ -	$ 23	$ 23
December 31, 2009	$ -	$ 24	$ 24
March 31, 2010	$ -	$ 4	$ 4
June 30, 2010	$ -	$ 3	$ 3

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements). At June 30, 2010, the Company held minor positions in three publicly-traded companies:  Innovative Micro Tech, Inc., Medical Resources, Inc. and Calix, Inc.

The Company's practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company. However, in the future, there is no assurance as to whether or not the Company either will be able to liquidate such positions held for any lock-up period or realize any amount on such positions.

Equity investments in private companies:

The Company's policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review and estimate the fair value of these securities.  During the quarter ended June 30, 2010, the Company exercised warrants in the amount of $350,000 related to Tripwire, Inc. (“Tripwire”).  The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.

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

During the quarter ended June 30, 2010, CCL paid an additional $692,000 in respect of estimated penalties and related accrued interest on late paid withholding tax owing on certain advances made by CCL to Comdisco, Inc. which were previously deemed to be dividend payments.  Additionally, the Company received a refund from the Ontario Ministry of Finance for $1,166,000 and a refund from the province of Quebec for $339,000.  The Company is still in the process of resolving federal tax matters with the CRA on "Notices of Objection" to reassessments filed for several other tax years.  The Company will file a final tax return for CCL for its taxation year ended March 31, 2010 and soon thereafter request tax clearance.  The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2006 through 2009.  The open tax years for the province of Ontario are tax years ended September 30, 1998, and 2005 through 2009.  The open tax year for the province of Quebec is the tax year ended September 30, 1999.  The open tax year for the province of Alberta is the tax year ended September 30, 1999.

The Company’s U.S. federal taxes are impacted by the transactions in the Canadian subsidiaries.  In the nine months ended June 30, 2010, the Company recorded tax expense of $1,035,000 as a result of the transactions implemented during the quarter ended March 31, 2010 to affect the wind-down of CCL and normal U.S. operations.  During July 2010, the Company made an estimated payment to the IRS in the amount of $1,011,000.  As of the date of this filing, the federal tax years open to examination are fiscal years ended September 30, 2005 through September 30, 2009.

The Company’s UK subsidiary, Equiplease Limited, has open tax years in Canada for the tax years ended August 19, 1990 through August 19, 2009 and September 10, 2009.  The open tax years in the UK are the tax years ended August 19, 2008 and 2009.

Comdisco, Inc., as a result of its former business operations in Puerto Rico, has open tax years in Puerto Rico for the tax years ended September 30, 2001 through September 30, 2009.

During the quarter ended June 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which is recorded in income tax expense.  Also as a result of the tax audit, the Company recorded an estimated liability for value added tax (VAT) in the amount of $629,000 which is recorded in selling, general and administrative expense in the quarter ended June 30, 2010.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2000 through December 31, 2009.

During the quarter ended December 31, 2008, the Company received an income tax refund from the Mexican Ministry of Finance in the amount of approximately $128,000 and wrote down, for financial reporting purposes, the remaining income tax receivable balance of approximately $601,000.  On November 9, 2009, the Company filed an appeal in Mexican Tax Court to challenge the positions of the Ministry of Finance regarding the remaining income tax credits that have yet to be refunded.  The Company continues to uphold the merits of its income tax positions, but the time involved and costs associated with the pursuit of the refunds may not allow the Company to realize their full value.

As of June 30, 2010, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $1,779,000. The entire balance, if not realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitation. The Company currently is unable to project the potential range of tax impacts.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.  As of June 30, 2010, accrued interest and penalties amounted to approximately $796,000.

5.   Stockholders' Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of June 30, 2010, the Company had 4,029,055 shares of Common Stock outstanding and 170,945 shares of Common Stock held in treasury.

Stockholders' equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2009	$ 72	$ 44,136	$ 23	$ 3,555	$ (4,321)	$ 43,465
Net loss				(3,261)		(3,261)
Change in net unrealized gains			(20)			(20)
Balance at June 30, 2010	$ 72	$ 44,136	$ 3	$ 294	$ (4,321)	$ 40,184

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$(1)	$3,119	$3	$3,188
Reclassification adjustment for gains included in earnings before income taxes	--	(69)	(23)	(124)
Change in net unrealized gains (losses) (A)	(1)	3,050	(20)	3,064
Other comprehensive income (loss)	(1)	3,050	(20)	3,064
Net (loss)	(2,043)	(144)	(3,261)	(179)
Total comprehensive income (loss)	$(2,044)	$2,906	$(3,281)	$2,885
(A) – No income tax effect on these gains (losses)

6.  Other Financial Information

Legally restricted cash is comprised of the following at June 30, 2010 and September 30, 2009 (in thousands):

	June 30, 2010	September 30, 2009
Incentive compensation escrow	$455	$455
Indemnification reserve	4,000	4,000
Other escrows	421	539
	$4,876	$4,994

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

Other liabilities consist of the following (in thousands):
	June 30, 2010	September 30, 2009
Accrued compensation	$1,197	$1,167
CDRs	20,611	21,431
Other liabilities	951	346
	$22,759	$22,944

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include an accrued liability of approximately $160,000 for a bank guaranty held in the Netherlands and approximately $629,000 for a VAT liability for the Company’s Mexican subsidiary as a result of the 2003 audit.

The amounts due to CDR holders follow the formula described in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company's offices (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
North America	$52	$1,276	$409	$1,935
Europe	-	1	1	5
Total	$52	$1,277	$410	$1,940

The following table presents total assets and cash and short-term investments by geographic location based on the location of the Company's offices (in thousands):

	June 30, 2010		September 30, 2009
	Total Assets	Cash and Short-term investments	Total Assets	Cash and Short-term investments
North America	$66,187	$61,675	$76,427	$70,648
Europe	393	393	463	411
Total	$66,580	$62,068	$76,890	$71,059

The decrease in cash and cash equivalents from the September 30, 2009 balance is the result of income tax payments made in Canada.

8.   Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

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

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of June 30, 2010 are cash and cash equivalents in money market funds comprising approximately $292,000 and minor equity investments in three public companies.  In addition, the Company has a $40,000,000 cash equivalent investment in a six-month certificate of deposit and $2,863,000 invested in a certificate of deposit in Canada with a maturity within 360 days of June 30, 2010.  These investments are measured for disclosure purposes at fair value based upon Level 2 inputs.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

Fair values were determined by the carrying amounts of cash and cash equivalents as such amounts approximate fair value because of the short-term maturity of these instruments.

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

The Company's revenues are generated primarily by sales of equity securities and interest income on cash balances. Because of the Company's declining assets, revenue will continue to decline and, because of the Company's limited business purpose, this trend is expected to continue. The Company's expenses are primarily selling, general and administrative expenses and CDRs.  As a result of the wind-down of operations, the Company expects total costs and expenses to remain at, or slightly less than current levels, subject to volatility in the amount of expense associated with the liability for CDRs and the timing of payments related to selling, general and administrative expenses.

The Company's operations continued to wind-down during the three months ended June 30, 2010 compared to prior periods. The Company's assets at June 30, 2010 consisted primarily of cash, short-term investments, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of June 30, 2010, which is approximately $1,349,000. The Company's estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004. The Windspeed management agreement was extended on March 16, 2009 until February 20, 2011.  The Company estimates that the realizable value, net of management fees and sharing with Windspeed (see table below), at June 30, 2010 for its Equity Investments in private companies is approximately $3,552,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Part II, Item 1A, "Market Conditions Have

Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

The following table summarizes the changes in the value of the Company's Equity Investments since September 30, 2009 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2009 estimated realizable value	$23	$2,215
Increase (decrease) in unrealized estimated value	1	(202)
December 31, 2009 estimated realizable value	24	2,013
Realized – net of fees	(24)	(1)
Increase in unrealized estimated value	4	507
March 31, 2010 estimated realizable value	4	2,519
Increase (decrease) in unrealized estimated value	(1)	1,033
June 30, 2010 estimated realizable value	$3	$3,552

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $1,349,000.  The increase in unrealized estimated value is a result of changes in marketability and the exercise of warrants in Tripwire, Inc. (“Tripwire”).

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

Critical Accounting Policies

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated financial statements.

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

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 40 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At June 30, 2010, the carrying value of the Company's equity investments in private companies was approximately $1,349,000, and the estimated fair market value was approximately $3,552,000.

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

Recent Developments

Equity Investments

On May 28, 2010, Tripwire announced that it had filed a registration statement on Form S-1 relating to a proposed initial public offering of shares of its common stock.  Tripwire is held in the Company’s equity investments in private companies portfolio as of June 30, 2010 at a fair value estimate of $1,430,000, an increase of $872,000 from the March 31, 2010 quarter end fair value estimate.  See the risk factors discussed in Part II, Item 1A, “Risk Factors” entitled “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

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

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  The hearing on the Motion will then be held on August 10, 2010.

As reported in the Twenty-Third Status Report of Comdisco Litigation Trustee, filed on August 4, 2010, twenty-four of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust. The Litigation Trust is in ongoing settlement discussions with other SIP Participants.

Please refer to the quarterly reports filed by the Litigation Trust in the bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Comdisco Investment Group, Inc.

On July 27, 2010, the Company received a summons and complaint regarding a case filed by Infac Management Group, as plaintiff, against Comdisco Investment Group, Inc. (“CIG”) and other defendants in the Superior Court of California, County of San Francisco.  CIG, a debtor in the bankruptcy, has been dissolved and its bankruptcy estate closed and any remaining assets have been transferred to Comdisco Holding Co., Inc. to be administered as part of Comdisco, Inc. bankruptcy estate and the Plan.  The plaintiff seeks monetary damages based on allegations of breach of fiduciary duties and fraud related to a real estate investment in a development in India.  At this time, the Company believes that the likelihood of an unfavorable outcome is not probable.

Results of Operations

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Revenue

Changes in total revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were as follows (in thousands):

	Three months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Gain on sale of equity and warrant securities	$ --	$ 896	(100)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	35	77	(55%)	Interest earned on cash balances. (B)
Foreign exchange gain	--	304	(100)%	Translation gains for foreign entities that have been substantially liquidated or are currently in process of liquidation. (C)
Miscellaneous income	17	--	N/A	Miscellaneous receipts.
Total revenue	$ 52	$ 1,277	(96)%

(A)	The decrease in gains on sale of equity holdings for the quarter ended June 30, 2010 relates to no liquidations of positions held compared to the quarter ended June 30, 2009.
(B)	Interest income earned in the quarter ended June 30, 2010 is lower compared to the prior year quarter primarily due to lower interest rates.
(C)
Decrease in foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were as follows (in thousands):

	Three months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Selling, general and administrative	$ 1,646	$ 1,086	52%	Increase in VAT expense incurred during the quarter as discussed in Note 4 of Notes to Consolidated Financial Statements.
Contingent distribution rights	(1,082)	1,054	(203)%	(A)
Bad debt recoveries	(14)	(603)	(98%)	Collections and recoveries.
Foreign exchange loss	182	--	N/A	Translation losses for foreign entities that have been substantially liquidated or are currently in process of liquidation. (C)
Total costs and expenses	$ 732	$ 1,537	(52)%

(A)
The decrease in CDR expense is primarily the result of an increase in estimated future selling, general and administrative costs for professional fees and increased VAT expense for the Mexican subsidiary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for more information.

(B)
Foreign exchange loss primarily relates to the strengthening of the U.S. dollar during June 2010 against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

Income Taxes

The Company recorded approximately $15,000 U.S. federal income tax expense for the three months ended June 30, 2010 primarily as a result of the wind-down transactions for its Canadian subsidiaries and $21,000 U.S. federal income tax expense for the three months ended June 30, 2009.

The Company recorded approximately $68,000 of income tax benefit for its Canadian subsidiary for the three months ended June 30, 2010.  The Company recorded $32,000 in income tax expense for its Canadian subsidiary for the three months ended June 30, 2009.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded approximately $1,418,000 of income tax expense for its Mexican subsidiary for the three months ended June 30, 2010 as a result of the completion of the field work for the 2003 tax audit.  The Company recorded approximately $169,000 of income tax benefit for its Mexican subsidiary for the three months ended June 30, 2009.

The Company’s UK subsidiary, Equiplease Limited, recorded $2,000 of income tax benefit for the three months ended June 30, 2010.

Net Loss

Net loss was approximately ($2,043,000), or ($0.51) per share-basic and diluted, for the three months ended June 30, 2010 compared to net loss of approximately ($144,000), or ($0.04) per share-basic and diluted, for the three months ended June 30, 2009.

Nine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009

Revenue

Changes in total revenue for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 were as follows (in thousands):

	Nine months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Gain on sale of equity and warrant securities	$ 33	$ 1,114	(97%)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	96	514	(81%)	Interest earned on cash balances. (B)
Foreign exchange gain	260	304	(14%)	(C)
Miscellaneous income	21	8	163%	Miscellaneous receipts.
Total revenue	$ 410	$ 1,940	(79%)

(A)	The decrease in gains on sale of equity holdings for the nine months ended June 30, 2010 relates to fewer liquidations or escrows of positions held compared to the nine months ended June 30, 2009.
(B)	Interest income earned in the nine months ended June 30, 2010 is lower compared to the prior year period primarily due to lower interest rates.
(C)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 were as follows (in thousands):
	Nine months ended June 30,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Selling, general and administrative	$ 4,205	$ 3,522	19%	Increase in VAT expense incurred during the nine months as discussed in Note 4 of Notes to Consolidated Financial Statements.
Write-down of equity securities	16	20	(20%)	Impairment of asset.
Contingent distribution rights	(820)	(656)	25%	(A)
Bad debt recoveries	(157)	(2,722)	(94%)	Collections and recoveries.(B)
Minority interest	--	542	(100%)	(C)
Foreign exchange loss	182	746	(76%)	Translation losses for foreign entities that have been substantially liquidated or are currently in process of liquidation. (D)
Total costs and expenses	$ 3,426	$ 1,452	136%

(A)
The decrease in CDR expense is primarily the result of the increase in estimated future selling, general and administrative costs for professional fees and increased VAT expense for the Mexican subsidiary.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(B)
The decrease in the current year period compared to the prior year period is primarily due to a settlement agreement in the Just for Feet bankruptcy estate of approximately $1,750,000 for which payment was received in January 2009.

(C)
During the quarter ended March 31, 2009, as the Company performed a review and financial analysis of the wind-down of its Canadian entities, the Company determined that since the inception of a certain Canadian  limited partnership in 1988, it had not properly accounted for the  minority interest held in that partnership.  Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company recorded minority interest expense of $542,000 and a corresponding reduction in CDR expense of $203,000.

(D)
Foreign exchange loss realized in the nine months ended June 30, 2010 and June 30, 2009 primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar  as the Company’s foreign subsidiaries hold monetary assets denominated in that currency.

Income taxes

The Company recorded approximately $1,035,000 U.S. federal income tax expense for the nine months ended June 30, 2010 primarily as a result of the wind-down transactions for its Canadian subsidiaries and $4,000 U.S. federal income tax expense for the nine months ended June 30, 2009.

The Company recorded approximately $2,211,000 of income tax benefit for its Canadian subsidiary for the nine months ended June 30, 2010.  The Company recorded $62,000 in income tax expense for its Canadian subsidiary for the nine months ended June 30, 2009.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded $1,418,000 of income tax expense for its Mexican subsidiary for the nine months ended June 30, 2010 as a result of the completion of the field work for the 2003 tax audit and $601,000 of income tax expense for its Mexican subsidiary for the nine months ended June 30, 2009 due to the write-off of a tax receivable that was determined uncollectible.

The Company’s UK subsidiary, Equiplease Limited, recorded $3,000 of tax expense for the nine months ended June 30, 2010.

Net Loss

Net loss was approximately ($3,261,000), or ($0.81) per share-basic and diluted, for the nine months ended June 30, 2010 compared to a net loss of approximately ($179,000), or ($0.04) per share-basic and diluted, for the nine months ended June 30, 2009.

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

At June 30, 2010, the Company had unrestricted cash and cash equivalents of approximately $14,329,000 a decrease of approximately $51,736,000 compared to September 30, 2009.  The large decrease was a result of a short-term investment in a six-month certificate of deposit held at BNY Mellon for $40,000,000 and a one-year certificate of deposit held at CIBC for $2,863,000.  Net cash used in operating activities for the nine months ended June 30, 2010 was approximately $9,099,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $523,000 for the nine months ended June 30, 2010.

During the nine months ended June 30, 2010, approximately $57,000 of proceeds were generated from the Windspeed managed warrant and equity portfolio, approximately $239,000 was received from interest income and bad debt recoveries.  Approximately $1,538,000 was received from income tax refunds related to the Company's Canadian subsidiary and approximately $2,000 was received for Equiplease Limited.  The Company paid U.S. federal taxes of approximately $37,000 and paid Canadian taxes of approximately $7,746,000.  The net outflow for taxes in the nine months was approximately $6,243,000.  The Company's cash expenditures were primarily operating expenses of approximately $3,502,000 (principally professional services and employees’ compensation).  The Company also made a cash transfer of $350,000 from a receivable from securities sold and the same $350,000 was used to invest in warrants in Tripwire, a private equity company.

The Company's current and future liquidity depends on cash on hand and may be augmented by proceeds from the sale of Equity Investments, recoveries, if any,  and interest income. The Company expects its cash on hand to be sufficient to fund operations and to meet its obligations (including its obligation to make payments to CDR holders) under the Plan for the foreseeable future.

See "Risk Factors Relating to the Company-The Company's Liquidity is Dependent on a Number of Factors" in Part II, Item 1A.

Dividends

There were no dividends paid during the quarter ended June 30, 2010. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

See "Risk Factors Relating to the Company-The Payment of Dividends and Distributions and Limited Public Market for Common Stock" in Part II, Item 1A.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of June 30, 2010, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,876 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended June 30, 2010.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.         CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 13(a)-15 or 15(d)-15 under the Exchange Act that occurred during the Company's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.              OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments" for a discussion of the motion of certain SIP claimants to terminate the Litigation Trust, the motion by the Litigation Trust to obtain summary judgments against certain SIP Participants who are defendants in the lawsuits and a discussion of a complaint filed against CIG.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of June 30, 2010, 99% of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 89% of the estimated amount is in three individual companies.

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

Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan

The Company has incurred, and will continue to incur, significant costs associated with the administration of the estate of Comdisco, Inc. and in completing the wind down of operations. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and on the Company’s cash position.

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

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            [RESERVED]

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Certificate of Incorporation of Registrant dated August 8, 2002 and as Amended August 12, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as filed with the SEC on December 14, 2004, File No. 0-49968).

3.2
By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as filed with the SEC on January 14, 2003, File No. 0-49968).

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

COMDISCO HOLDING COMPANY, INC.

Dated: August 6, 2010	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)