Form 10-K
period 2010-09-30
COMDISCO HOLDING CO INC
filed 2010-12-10
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $9,800,000 based on its closing price per share of $8.60 on March 31, 2010. On March 31, 2010, there were 4,029,055 shares of common stock outstanding. No officer or director beneficially held shares of the Company’s Common Stock as of December 1, 2010. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at December 1, 2010
Common Stock, par value $0.01 per share	4,029,055

DOCUMENTS INCORPORATED BY REFERENCE: NONE

COMDISCO HOLDING COMPANY, INC.
2010 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

2010 ANNUAL REPORT ON FORM 10-K

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

Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in Item 1A, “Risk Factors”. Many of the risk factors that could affect the results of the Company’s operations are beyond our ability to control or predict.

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of December 1, 2010, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately eight former employees continue to periodically assist the Company on a consulting basis.

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

Implementation of the Plan also resulted in the reorganization of Prism Communication Services, Inc. and its subsidiaries (“Prism”); as a consequence, Prism became a direct wholly-owned subsidiary of Comdisco Domestic Holding Company, Inc., which was itself a direct wholly-owned subsidiary of Comdisco, Inc. The assets of the Prism entities have been liquidated, and the proceeds realized from such liquidation were distributed to creditors of Prism in accordance with the Plan. The Prism estates were closed by order of the Bankruptcy court on February 26, 2004.

General Terms of the Plan of Reorganization

As more fully described in the Plan, the Company’s business purpose is limited to the orderly sale or run-off of all of its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.  Capitalized terms used but not defined in this section shall have the meanings as defined in the Plan.

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

Allowed Claims for Class C-5A received contingent distribution rights (“CDRs”) that entitle holders to share at increasing percentages in the proceeds realized from the monetization of the Company’s assets based upon the present value of distributions made to the C-4 creditors in the bankruptcy estate of Comdisco, Inc. Pursuant to a Bankruptcy court order dated March 27, 2003, approximately 4,388,000 CDRs were held by the Company’s transfer agent and any distributions relating to these rights are held by the estate of Comdisco, pending resolution of the Class C-5A Claims related to the shares purchased pursuant to Comdisco, Inc.’s Shared Investment Plan (“SIP”). Approximately 2,432,000 of the aforementioned CDRs related to Class C-5A have been assigned to the Litigation Trust (as defined in the Plan) in conjunction with settlements reached between the litigation trustee and some of the senior managers who participated in the SIP (the “SIP Participants”) or turned over to the litigation trustee according to an order entered by a Federal Court authorizing turnover of CDR assets.  Approximately 480,000 CDRs were assigned to individuals or other trustees.  Additionally, 92,000 CDRs related to Class C-5A Claims have been cancelled during the bankruptcy by the Company.  The balance of approximately 1,384,000 CDRs are currently being held by the Company’s transfer agent and any distributions relating to these rights are being held by the estate of Comdisco.

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

Since September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which are currently estimated to be nominal.    See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

Information on the CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section entitled “Contingent Distribution Rights” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Litigation Trust has commenced both state and federal lawsuits to collect on such SIP Participants’ promissory notes. Seven of the sixty-seven SIP Participants filed personal bankruptcy.

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes, and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit (the “Seventh Circuit”) on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  As of the date of this filing, no hearing has been scheduled.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On September 7, 2010, a judgment was entered against one state defendant; however, that defendant filed personal bankruptcy on October 8, 2010.

As reported in the Twenty-Fourth Status Report of Comdisco Litigation Trustee, filed on November 18, 2010, twenty-four of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust.  Additionally, during the quarter ended September 30, 2010, the Litigation Trust reported that it had reached an agreement in principle with three SIP Participants.  Settlements for two of those participants were funded October 8, 2010.  The third settlement is in the process of being documented and should be completed by the end of calendar year 2010.

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

On October 1, 2010, Randolph I. Thornton renewed the appointment of the following employees, Robert E. T. Lackey, Deborah L. Dompke, Susan Long, Mary Ann Bolster and Michael J. Salerno, as Authorized Representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company, and report directly to him. Approximately eight former employees continue to periodically assist the Company on a consulting basis.

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

Customers and Competition

Due to the Company’s limited business purpose, the Company is not dependent upon a single customer or group of customers to generate future investment or revenue opportunities. In addition, the Company’s reorganization plan specifically prohibits the Company from engaging in any business activities inconsistent with its limited business purpose.

Employees

On September 30, 2010, the Company had five U.S. employees (one full-time and four part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately eight former employees continue to periodically assist the Company on a consulting basis.

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

Uncertainties Inherent in the CDR Liability Calculation

The CDR liability is management’s estimate of the amount of the net equity of the Company to be shared by holders of CDRs at the sharing percentage of 37%. The formula used to calculate the net equity of the Company includes variables (e.g. future operating costs and expenses, estimated future interest income, estimated recoveries, actual asset values realized, currency fluctuations, etc.) which are not under the control of the Company. Such variables are inherently uncertain due to the impact of influences such as time, inflation or deflation, interest rate changes, foreign currency exchange rate changes, third party credit risks, international and domestic events, court or tax rulings contrary to the Company’s expectations, timing and amounts of distributions to C-4 creditors by the Litigation Trust, and matters that could impact the timing on the wind down of the Company.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional investment management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004, on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s Equity Investments was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk; as of September 30, 2010, 99% of the estimated fair market value of the entire portfolio is concentrated in ten individual companies, and approximately 89% of the estimated amount is in three individual companies.

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

The Company’s post-bankruptcy operations are limited to an orderly run-off or sale of its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business plan. This business plan is based on numerous assumptions including the anticipated future performance of the Company in running off its operations, the time frame for the run-off, general business and economic conditions, and other matters, many of which are beyond the control of the Company and some of which may not materialize. As a result, the Company’s ability to effectively complete this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of this Annual Report may affect the actual financial results of the Company’s operations.

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

Impact of Interest Rates and Foreign Exchanges Rates

Increases in interest rates could impact the value of certain of the Company’s assets and a strengthening or weakening of the US dollar could impact the value of the Company’s remaining net foreign assets consisting primarily of tax receivables, tax liabilities and a bank guarantee in the Netherlands, as well as, potential recoveries on two former lease receivables in Europe.

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

Litigation Trust Summary Judgments

The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the "Trust Assets").  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Seven of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  As of the date of this filing, no hearing has been scheduled.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On September 7, 2010, a judgment was entered against one state defendant; however, that defendant filed personal bankruptcy on October 8, 2010.

As reported in the Twenty-Fourth Status Report of Comdisco Litigation Trustee, filed on November 18, 2010, twenty-four of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust. Additionally, during the quarter ended September 30, 2010, the Litigation Trust reported that it had reached an agreement in principle with three SIP Participants.  Settlements for two of those participants were funded October 8, 2010.  The third settlement is in the process of being documented and should be completed by the end of calendar year 2010.

Please refer to the quarterly reports filed by the Litigation Trust in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Comdisco Investment Group, Inc.

On July 27, 2010, the Company received a summons and complaint regarding a case filed by Infac Management Group, as plaintiff, against Comdisco Investment Group, Inc. (“CIG”) and other defendants in the Superior Court of California, County of San Francisco.  CIG, a debtor in the bankruptcy, has been dissolved and its bankruptcy estate closed and any remaining assets have been transferred to Comdisco Holding Co., Inc. to be administered as part of Comdisco, Inc. bankruptcy estate and the Plan.  The plaintiff seeks monetary damages based on allegations of breach of fiduciary duties and fraud related to an investment in a real estate development in India.  On August 26, 2010, CIG and all related entities were dismissed with prejudice by agreement from the subject lawsuit but were served with a subpoena to produce records.  This subpoena was subsequently withdrawn due to a motion in the California Superior Court to change venue.  The motion for change of venue was concluded, and the record subpoena was re-served on Comdisco in October 2010.  The Company is in the process of responding to it.  Based on the events and facts to date, the Company does not consider that this matter will represent any exposure to the Company.  However, the Company has incurred, and will continue to incur, legal fees and expenses related to the matter.

ITEM 4. (REMOVED AND RESERVED)

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

Common Stock

As of December 1, 2010, there were 233 shareholders of record of the Company’s Common Stock. The following table sets forth the dividend adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2010 and 2009.

2010				2009
Quarter	High	Low	Dividends	High	Low	Dividends
First	$10.50	$7.95	--	$9.70	$6.50	--
Second	10.00	8.00	--	8.00	6.70	--
Third	9.49	8.60	--	8.25	6.51	--
Fourth	9.00	8.00	--	8.50	7.00	--

The Company’s transfer agent and registrar is BNY Mellon Shareowner Services, 480 Washington Boulevard Jersey City, New Jersey, 07310. The shareholder relations telephone number is (800) 851-9677 and the internet address is http://www.bnymellon.com.

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  As of September 30, 2010, the sharing percentage was 37%, which is the maximum sharing percent.  As of December 1, 2010, there were 1,865 holders of record of the Company’s CDRs and 148,448,188 outstanding CDRs.

The Company continues to maintain sufficient cash reserves for operations and any potential additional CDR liability arising from any potential net distributions from the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no repurchases of Common Stock in the fourth quarter of fiscal 2010 or during the fiscal year 2010. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2010. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors Relating to the Company.”

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

General

The Company’s operations continued to wind down during the fiscal year 2010. The Company’s assets at September 30, 2010 consist primarily of cash, short-term investments, tax receivables, and equity securities. The timing on collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 5 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2010, which is approximately $1,331,000. The Company estimates that the realizable value, net of management fees and sharing, at September 30, 2010 for its Equity Investments in private companies is approximately $3,539,000.  The Company's estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional investment management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004.  As reported on a Current Report on Form 8-K filed by the Company on March 19, 2009, the Windspeed management agreement was extended on March 16, 2009 until February 20, 2011.  There is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A, “Risk Factors”, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

Collections and recoveries: The Company has potential collections and recoveries on a limited number of accounts previously written off. Recoveries involve prior lessees or debtors now in bankruptcy and against whom the Company has filed and is pursuing claims to maximize its recoveries. The Company’s cost basis in these accounts is nominal.  Additionally, the Company, periodically, recovers unclaimed property from various states.  The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties in Collections and Recoveries.”

Subsidiaries:  The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to five subsidiaries as of December 1, 2010.  To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.  On March 31, 2010, the Company dissolved the partnership Comdisco Canada Equipment Finance (“CCEF”).

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

Holders of CDRs will earn an amount resulting from any distributions from the net proceeds of Trust Assets to C-4 creditors in accordance with the Plan. The Litigation Trust is solely responsible for distributing the net proceeds from Trust Assets to C-4 creditors, while the Company is solely responsible for making CDR payments.  The Company continues to maintain sufficient cash reserves for any potential CDR liability arising from any potential net distributions by the Litigation Trust. The outcome and the timing of the actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments. See this Item 7 below for “Critical Accounting Policies” and Item 1A. “Risk Factors” for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights”, “Uncertainties Inherent in the CDR Liability Calculation”.

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

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. There were no payments to CDR holders in the fiscal years ended September 30, 2010 and 2009.  See Item 1,

“General Terms of the Plan of Reorganization” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.  There were no dividends paid during the fiscal years ended September 30, 2010 and 2009.  Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

The Company continues to maintain sufficient cash reserves for any potential additional CDR liability arising from any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See Item 7 below for “Critical Accounting Policies” and Item 1A, “Risk Factors” for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights”, “Uncertainties Inherent in the CDR Liability Calculation”.

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

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

The Company believes the following to be among the most critical judgment areas in the application of its accounting policies:

•
CDRs and CDR Liability: The Plan entitled holders of Comdisco Holding’s CDRs to share at increasing percentages in the proceeds realized from the monetization of the Company’s assets based upon the present value of distributions to certain C-4 creditors pursuant to the bankruptcy estate of Comdisco, Inc.

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which are currently estimated to be nominal.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation”.

•
Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in approximately 30 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Company’s portfolio in equity investments, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. At September 30, 2010, the carrying value of the Company’s equity investments in private companies was approximately $1,331,000 and the estimated fair market value was approximately $3,539,000, net of sharing.

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

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning the quarter ending June 30, 2011.

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

Litigation Trust Summary Judgments

The Plan and the Litigation Trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the "Trust Assets").  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the Litigation Trust agreement.  Seven of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the

Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit (the “Seventh Circuit”) on the summary judgments in the federal case was held on April 6, 2010.   The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  As of the date of this filing, no hearing has been scheduled.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the Judge continued the proceedings until January 27, 2011.  On September 7, 2010, a judgment was entered against one state defendant; however, that defendant filed personal bankruptcy on October 8, 2010.

As reported in the Twenty-Fourth Status Report of Comdisco Litigation Trustee, filed on November 18, 2010, twenty-four of the SIP Participants in federal court and two of the SIP Participants in the state court have settled with the Litigation Trust. Additionally, during the quarter ended September 30, 2010, the Litigation Trust reported that it had reached an agreement in principle with three SIP Participants.  Settlements for two of those participants were funded October 8, 2010.  The third settlement is in the process of being documented and should be completed by the end of calendar year 2010.

Please refer to the quarterly reports filed by the Litigation Trust in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Comdisco Investment Group, Inc.

On July 27, 2010, the Company received a summons and complaint regarding a case filed by Infac Management Group, as plaintiff, against Comdisco Investment Group, Inc. (“CIG”) and other defendants in the Superior Court of California, County of San Francisco.  CIG, a debtor in the bankruptcy, has been dissolved and its bankruptcy estate closed and any remaining assets have been transferred to Comdisco Holding Co., Inc. to be administered as part of Comdisco, Inc. bankruptcy estate and the Plan.  The plaintiff seeks monetary damages based on allegations of breach of fiduciary duties and fraud related to an investment in a real estate development in India.  On August 26, 2010, CIG and all related entities were dismissed with prejudice by agreement from the subject lawsuit but were served with a subpoena to produce records.  This subpoena was subsequently withdrawn due to a motion in the California Superior Court to change venue.  The motion for change of venue was concluded, and the record subpoena was re-served on Comdisco in October 2010.  The Company is in the process of responding to it.  Based on the events and facts to date, the Company does not consider that this matter will represent any exposure to the Company.  However, the Company has incurred, and will continue to incur, legal fees and expenses related to the matter.

Records Destruction

On June 26, 2008, the Company obtained an order from the Bankruptcy court authorizing it to destroy or transfer certain of its stored paper and electronic records attributed to periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.

Subsidiary Changes

On March 31, 2010, the Company dissolved the partnership Comdisco Canada Equipment Finance.

XBRL Exemption

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning the quarter ending June 30, 2011.

Results of Operations

Certain reclassifications and immaterial corrections have been made to the prior period financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements.

Fiscal Year Ended September 30, 2010 Compared to the Fiscal Year Ended September 30, 2009

Revenue (in thousands)	Year ended September 30,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Gain on sale of equity and warrant securities	$ 294	$ 3,949	(93%)	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	135	559	(76%)	Interest earned on cash balances. (B)
Foreign exchange gain	198	--	N/A	Translation gains for foreign entities that have been substantially liquidated.
Miscellaneous income	27	25	8%	Miscellaneous receipts.
Total Revenue	$ 654	$ 4,533	(86%)

(A)
The decrease in gains on sale of equity holdings for the year ended September 30, 2010 relates to a decrease in the liquidations of positions in public and private companies from October 1, 2009 through September 30, 2010 as compared to the period from October 1, 2008 through September 30, 2009.

(B)	Interest income earned in the fiscal year ended September 30, 2010 is lower due to lower interest rates.

Costs and Expenses (in thousands)	Year ended September 30,		Percent Increase (Decrease)	Explanation of Change
	2010	2009
Selling, general and administrative	$ 4,690	$ 4,477	5%	SG&A costs have increased due to professional accounting fees related to Canada and value added tax expense in Mexico (VAT) .
Write-down of privately held securities	34	22	55%
Contingent distribution rights	(529)	(1,038)	(49)%	(A)
Bad debt recoveries	(185)	(2,741)	(93)%	Collections & recoveries. (B)
Foreign exchange loss	--	207	(100)%	Translation losses for foreign entities that have been substantially liquidated.
Minority interest	--	542	(100)%	(C)
	$ 4,010	$ 1,469	+173%

(A)
The reduction in CDR expense during 2010 is primarily the result of higher estimated future selling, general and administrative costs offset in part by a net tax benefit and higher gain on sale of equity investments.  The reduction in CDR expense during 2009 is primarily the result of the lower estimated future interest income,  higher estimated future selling, general and administrative costs and higher tax expense offset in part by higher gain on sale of equity investments and bad debt recoveries. See Item 7 "Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the Litigation Trust.

(B)
The decrease in proceeds during the fiscal year ended September 30, 2010 was due to a reduction in recoveries while the proceeds in 2009 were primarily due to a collection from a settlement agreement in the Just for Feet bankruptcy estate of approximately $1,750,000 received in January 2009.

(C)
During the quarter ended March 31, 2009, as the Company performed its review and financial analysis of the wind down of its Canadian entities, the Company determined that since the inception of a certain Canadian  limited partnership in 1988, it had not properly accounted for the  minority interest held in that partnership.  Based on financial records of the Canadian limited partnership, as of March 31, 2009, the Company recorded minority interest expense of $542,000 and a corresponding reduction in CDR expense of $203,000.  The minority interest was acquired during the fiscal year ended September 30, 2009.

Selling, General and Administrative Expenses

The following table summarizes selling, general and administrative expenses (in thousands):

	Year ended September 30,
	2010	2009
Compensation and benefits	$1,769	$1,941
Outside professional services	2,054	1,594
Other expenses	867	942
	$4,690	$4,477

Income Taxes

See Note 4 – Income Taxes of Notes to Consolidated Financial Statements for details about the Company’s income tax provision. Income taxes are subject to the risk factor “The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions” discussed in Item 1A, “Risk Factors”.

The Company’s U.S. federal taxes are impacted from its wind down activities, including the liquidation and repatriation of foreign assets.  During the fiscal year ended September 30, 2010, the Company recorded U.S. tax expense of $1,041,000 as a result of the impact of transactions implemented to effect the wind down of Comdisco Canada Limited (“CCL”) and normal U.S. operations.  During the fiscal year ended September 30, 2010, the Company made estimated payments to the Internal Revenue Service (“IRS”) in the amount of $1,050,000.  During the fiscal year ended September 30, 2009, the Company recorded US tax expense of $34,000.

During the fiscal year ended September 30, 2010, the Company recorded a $2,217,000 net benefit for its Canadian subsidiary, Comdisco Canada Limited (“CCL”), as a result of transactions implemented to effect the wind down of Comdisco Canada Equipment Finance Limited Partnership (“CCEF”) and CCL.  During the fiscal year ended September 30, 2009, the Company recorded a $15,000 tax benefit for its Canadian operations as a result of increased interest income accruals and a settlement of an audit in the province of Quebec.

During the fiscal year ended September 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter year ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which was recorded in income tax expense.  As a result of the tax audit, in the quarter ended June 30, 2010, the Company also recorded an estimated liability for value added tax (“VAT”) in the amount of $629,000 which was recorded in selling, general and administrative expense.  On November 8, 2010, the Company reached a verbal agreement in the tax audit for the 2003 year and is in the process of resolving an amount due for income tax and VAT for approximately $400,000.  The year ended 2003 was the last year of significant operations in Mexico.  The estimated liability for VAT was reduced in the financial statements to $120,000 during the quarter ended September 30, 2010 as a result of the verbal agreement with the Mexican Ministry of Finance.  The final assessment has not yet been received by the Company, therefore the estimated liability for VAT reflects the Company’s best estimate of what it will pay based on the verbal agreement.  A tax benefit of $1,150,000 related to the reduction of the income tax obligation is expected to be recorded during the quarter ended December 31, 2010.

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

During the quarter ended September 30, 2010, the Company reversed $309,000 of the $360,000 liabilities that were recorded to cover potential tax obligations for final tax clearance in various jurisdictions as a result of a closing agreement with the taxing authority.  During the quarter ended September 30, 2009, the Company established liabilities of $360,000 to cover potential tax obligations for final tax clearance in various jurisdictions.

Net Earnings (Loss)

Net loss was approximately $(3,278,000), or $(0.81) per share-basic and diluted, for the fiscal year ended September 30, 2010 compared to net earnings of approximately $2,084,000, or $0.52 per share-basic and diluted, for the fiscal year ended September 30, 2009.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

Liquidity and Capital Resources

The Company’s liquidity generally depends on cash on hand and cash provided by operating activities. The Company’s cash flow from operating activities is dependent on a number of variables, including, but not limited to, operating costs and expenses to affect the wind down, income tax obligations, market conditions for the sale of Equity Investments and the ability of the Company to dispose or otherwise convert to cash any other remaining assets. All funds generated from the collection of remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan.  Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

At September 30, 2010, the Company had unrestricted cash and cash equivalents of approximately $52,826,000, a decrease of approximately $13,239,000 compared to September 30, 2009.  Net cash used in operating activities for the fiscal year ended September 30, 2010 was $10,650,000.  Net cash used in investing/financing activities for the fiscal year ended September 30, 2010 was $3,136,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $547,000 for the fiscal year ended September 30, 2010.

Cash used in operating activities primarily consisted of approximately $7,277,000 of net tax payments that were paid to the IRS and the Canada Revenue Agency ("CRA") and cash expenditures which were primarily operating expenses of $4,384,000 (principally professional services and compensation).  Additionally, approximately $318,000 of proceeds net of fees were generated from the Windspeed managed warrant and equity portfolio and approximately $343,000 of proceeds were received from interest income, bad debt recoveries and other revenue.

Net cash used in investing/financing activities was a result of a short-term investment in a one-year certificate of deposit held at Canadian Imperial Bank of Commerce (“CIBC”) for $2,861,000.    Net cash used by the Company to exercise warrants in a privately held company was $350,000.  Cash flows provided by the dissolution of an investment was $53,000, and the Company’s legally restricted cash decreased by $22,000 compared to fiscal year ended September 30, 2009.

In addition, in November 2010,  the Company transferred approximately $400,000 to its Mexico bank account in anticipation of payment of income tax and VAT liabilities.

The Company’s current and future liquidity depends on cash on hand and may be augmented by proceeds from the sale of Equity Investments, recoveries, if any, and interest income. The Company expects its cash on hand to be sufficient to fund operations and to meet its obligations (including its obligation to make distributions to its Common Stockholders and make payments to CDR holders) under the Plan for the foreseeable future.

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2010, the sharing percentage was 37%, which is the maximum sharing percent and there were 1,865 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

During the quarter ended September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve, and the final supplemental distribution from the Disputed Claims

Reserve on August 14, 2008, and (v) the cancellation of the Class C-5B shares in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates of its private equity investments in determining the CDR liability.

Since September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which are currently estimated to be nominal.    See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
December 9, 2010

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year ended September 30,	Year ended September 30,
	2010	2009
Revenue
Gain on sale of equity and warrant securities, net of fees	$294	$3,949
Interest income	135	559
Foreign exchange gain	198	--
Miscellaneous income	27	25
Total revenue	654	4,533
Costs and expenses
Selling, general and administrative	4,690	4,477
Write-down of privately held securities	34	22
Contingent Distribution Rights	(529)	(1,038)
Bad debt recoveries	(185)	(2,741)
Foreign exchange loss	--	207
Minority interest	--	542
Total costs and expenses	4,010	1,469
Earnings (loss) before income taxes	(3,356)	3,064
Income tax expense (benefit)	(78)	980
Net earnings (loss)	$(3,278)	$2,084
Basic and diluted earnings (loss) per common share	$(0.81)	$0.52

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and per share data)

	September 30, 2010	September 30, 2009
ASSETS
Cash and cash equivalents	$52,826	$66,065
Cash – legally restricted	4,877	4,994
Short-term investment	2,916	--
Equity investments	1,335	1,052
Income tax receivables	2,997	4,105
Receivables from securities sold	--	361
Other assets	199	313
Total assets	$65,150	$76,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$275	$246
Income tax payables	2,146	10,235
Other liabilities:
Accrued compensation	1,196	1,167
Contingent Distribution Rights	20,901	21,431
Other liabilities	464	346
Total other liabilities	22,561	22,944
Total liabilities	24,982	33,425
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at both September 30, 2010 and September 30, 2009	72	72
Additional paid-in capital	44,136	44,136
Accumulated other comprehensive income	4	23
Retained earnings	277	3,555
Common stock held in treasury, at cost; 170,945 shares at both September 30, 2010 and September 30, 2009	(4,321)	(4,321)
Total stockholders’ equity	40,168	43,465
	$65,150	$76,890

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock placed in treasury	Total
Balance at September 30, 2008	$72	$43,775	$55	$1,471	$(4,321)	$41,052
Acquisition of minority interest		361				361
Net earnings				2,084		2,084
Change in unrealized gain			(32)			(32)
Total comprehensive income						2,052
Balance at September 30, 2009	72	44,136	23	3,555	(4,321)	43,465
Net loss				(3,278)		(3,278)
Change in unrealized gain			(19)			(19)
Total comprehensive loss						(3,297)

Balance at September 30, 2010	$72	$44,136	$4	$277	$(4,321)	$40,168

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2010	Year Ended September 30, 2009

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$318	$3,475
Interest, bad debt recoveries and other revenue	343	3,315
Selling, general and administrative expenses	(4,384)	(4,568)
Income tax receipts (payments)	(7,277)	5,762
Transfer of receivables from securities sold	350	--
Other, including cash acquired	--	(95)

Net cash (used by) provided by operating activities	(10,650)	7,889

Cash flows from investing/financing activities:
Acquisition of Equiplease shares	--	(160)
Distribution from partnership	53	--
Exercise of warrants in private company	(350)	--
Short-term investment	(2,861)	--
Decrease in legally restricted cash	22	--
Net cash (used in) investing/ financing activities	(3,136)	(160)

Effective of exchange rates on cash and cash equivalents	547	782

Net increase (decrease) in cash and cash equivalents	(13,239)	8,511
Cash and cash equivalents at beginning of period	66,065	57,554

Cash and cash equivalents at end of period	$52,826	$66,065

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2010	Year Ended September 30, 2009
Reconciliation of net earnings (loss) to net cash provided by operating activities:
Net earnings (loss)	$(3,278)	$2,084
Adjustments to reconcile net earnings to net cash provided by operating activities:
Income tax receipts (payments)	(7,341)	6,741
Contingent Distribution Rights	(529)	(1,038)
Selling, general, and administrative expenses	306	(91)
Write-down of privately held securities	34	22
Receivables from securities sold	361	(361)
Minority interest expense, net of cash transfer	--	372
Other, including foreign exchange	(203)	160
Net cash (used by) provided by operating activities	$(10,650)	$7,889

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010, and 2009

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

Consummation of the Plan in August 2002 resulted in (i) the distribution of cash totaling approximately $2.2 billion; (ii) the issuance of variable rate senior secured notes due 2004 in aggregate principal amount of $400 million (the “Senior Notes”); (iii) the issuance of 11% subordinated secured notes due 2005 in aggregate principal amount of $650 million (the “Subordinated Notes”); (iv) the issuance of 4.2 million shares of new common stock (“Common Stock”); (v) the issuance of contingent distribution rights (the “CDRs”) to holders of the predecessor company’s common stock; and, (vi) the cancellation of the predecessor company’s notes, notes payable, common stock and stock options.

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

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning the quarter ending June 30, 2011.

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

During the quarter ended March 31, 2009, management determined that it had not correctly accounted for a minority interest in a limited partnership.   During the Company’s review and financial analysis of the wind down of its Canadian entities, the Company determined that, since the inception of a certain Canadian limited partnership in 1988, it had not properly accounted for the minority interest held in that partnership. Based on financial records of the Canadian limited partnership, the Company recorded minority interest expense of approximately $549,000 (including the foreign exchange impact) and a corresponding decrease to contingent distribution rights expense and contingent distribution rights liability in the amount of approximately $203,000, resulting in a net reduction in earnings of approximately $346,000 for the twelve months ended September 30, 2009.

During the quarter ended September 30, 2009, management determined that a liability to cover potential tax obligations for final tax clearance in various jurisdictions should have been recorded in a prior period.  Based on financial records, the Company recorded income tax expense of $360,000 and a reduction in CDR liability expense of $133,000, for a net earnings impact of $227,000.

During the quarter ended March 31, 2010, management determined that it had not accounted correctly for a liability to cover potential tax obligations for final tax clearance in Canada that should have been reported in the cumulative effect of the adoption of ASC Subtopic 740-10 “Accounting for Uncertainty in Income Taxes” in the quarter ended December 31, 2007.  The Company recorded income tax expense of $1,452,000 and a resulting reduction in CDR liability of $537,000 for a net earnings impact, in the twelve months ended September 30, 2010, of $915,000.

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

On September 11, 2009, in order to facilitate the wind down of the Company’s foreign subsidiaries, the Company acquired all of the outstanding shares of Equiplease Limited (“Equiplease”), which owned a 1% interest in one of the Company’s former Canadian subsidiaries.

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

Short-term Investments

Short-term investments are comprised of investments which are highly liquid fixed-income investments with an original maturity greater than three months but less than one year.

Equity Investments

Marketable equity securities: The Company classifies all marketable equity securities as available-for-sale. These marketable equity securities are carried at fair value, based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss).

Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”). The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired.  The Company recorded a write-down of equity securities for the year ended September 30, 2010 for approximately $34,000.  The Company recorded a write-down of equity securities for the year ended September 30, 2009 for approximately $22,000.  All write-downs are considered permanent impairments for financial reporting purposes.

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

Contingent Distribution Rights

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, income taxes and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.    See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties Inherent in the CDR Liability Calculation”.

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

In June 2009, the FASB issued statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”), which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities.  The Accounting Standards Codification (the “Codification”) will supersede all existing non-SEC accounting and reporting standards.  The Codification is effective for interim or annual financial periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“ASU 2009-17”).  The standard amends previous guidance regarding the reporting of variable interest entities to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under previous guidance regarding variable interest entities.  This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning October 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  As such, the Company will adopt this Statement for interim and annual periods ending after October 1, 2010.  The Company has not yet completed its analysis of the effect of the adoption of this Statement on the Company’s consolidated financial statements or results of operations.

Note 4 - Income Taxes

The geographical sources of earnings (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2010	2009
United States	$75,954	$3,936
Outside United States	(79,310)	(872)
	$(3,356)	$3,064

The earnings before income taxes in the United States and the loss before income taxes outside the United States were a result of the transactions implemented to effect the wind down of Comdisco Canada Limited in which an intercompany debt owed by the United States was forgiven.

The components of the income tax (benefit) expense were as follows (in thousands):

	Year ended September 30,
	2010	2009
Current:
United States	$1,041	$34
Outside United States	(1,119)	946
Deferred:	--	--
United States	--	--
Outside United States	--	--
	$(78)	$980

The Company paid $1,050,000 to the IRS in the fiscal year ended September 30, 2010 and had zero income tax payments to the IRS in the fiscal year ended September 30, 2009.

The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

	Year ended September 30,
	2010	2009
U.S. federal income tax rate	34.00%	34.00%
Increase (reduction) resulting from:
Foreign income tax rate differential	(770.02)	40.57
Non-deductible CDR expenses	5.36	(11.52)
Unrealized gain (loss) on foreign exchange	--	(8.12)
Intercompany debt forgiveness	250.57	--
Change in valuation allowance	496.23	(16.82)
Adjustment to deferred tax assets	--	(4.88)
Return to provision - unrealized foreign gain (loss)	(14.82)	--
Other, net	1.00	(1.25)
Effective income tax rate	2.32%	31.98%

Deferred tax assets at September 30, 2010 and 2009 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Foreign loss carryforwards	$147	$6,486
U.S. and state NOL carryforward	110,419	132,098
AMT credit carryforwards	75,588	74,547

Gross deferred tax assets	186,154	213,131
Less: valuation allowance	(186,154)	(213,131)

Net deferred tax assets	$--	$--

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

The Company’s emergence from bankruptcy on July 31, 2002 for financial statement purposes, constituted an ownership change under section 382 of the Internal Revenue Code (“IRC”) and the use of any of the Company’s net operating losses (“NOLs”) and tax credits generated prior to the ownership change, that were not reduced pursuant to the provisions discussed above, would be subject to an overall annual limitation.  The Company believes the IRC section 382 NOL limitation was reduced to zero in prior years as the Company is no longer operating the trade or business that generated the NOLs.  In the 2009 financial statements, the Company removed these NOLs, subject to limitation under section 382, which had no impact on income tax expense or the consolidated balance sheet due to the full valuation allowance on the NOLs.  The Company continues to provide a valuation allowance for the remaining value of the deferred tax assets due to it being more likely than not that they will not be utilized in the future.

 For financial reporting purposes, as of September 30, 2010, the Company has approximately $463,000 of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $147,000 to offset this deferred tax asset.

At September 30, 2010, the Company has available for U.S. federal income tax purposes the following carryforwards (in thousands):

Year scheduled to expire	Net operating loss

2023	239,577
2024	37,101
2025	34,055
$310,733

For U.S. federal income tax purposes, the Company has $75,588,000 of alternative minimum tax (“AMT”) credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date. The Company does not believe that it is more likely than not that the Company will generate sufficient future taxable income exclusive of reversing temporary differences to realize the benefit of the AMT credit carryforwards.  As such, the Company has recognized a valuation allowance of $75,588,000 to offset this deferred tax asset.

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and foreign jurisdictions.

As of the date of this filing, the only federal tax years open to exam are fiscal years ended September 30, 2005 through September 30, 2009.

In the State of Illinois, the Company’s audits for the tax years ended September 30, 2006 and 2007 were closed on December 24, 2009 with no adjustments.  There are no other significant state audits in progress.

During the year ended September 30, 2009, the Company established liabilities of approximately $360,000 to cover potential tax obligations for final tax clearance in various jurisdictions and in the year ended September 30, 2010, the Company reversed approximately $309,000 of such liabilities as a result of a closing agreement with the taxing authority.

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, amended tax returns and "Notices of Objection" to reassessments which were filed for several tax years. The Company continues to advance matters with the CRA and the province of Ontario in respect of Notices of Objection filed for several tax years. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2006 through 2010. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2005 through 2010. The open tax year for the province of Quebec is the tax year ended September 30, 1999. The open tax year for the province of Alberta is the tax year ended September 30, 1999.

During the fiscal year ended September 30, 2009, the Company’s Canadian subsidiary received tax refunds totaling approximately USD $6,000,000 from the Canadian taxing authorities.  During the fiscal year ended September 30, 2010, the Company’s Canadian subsidiary made tax payments totaling approximately USD $7,746,000 to the Canadian taxing authorities.

During the fiscal year ended September 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which was recorded in income tax expense.  As a result of the tax audit, the Company also recorded an estimated liability for value added tax (“VAT”) in the amount of $629,000 which was recorded in selling, general and administrative expense in the quarter ended June 30, 2010.  On November 8, 2010, the Company reached a verbal agreement in the tax audit for the 2003 year and is in the process of resolving an amount due for income tax and VAT for approximately $400,000.  The year ended 2003 was the last year of significant operations in Mexico.  The estimated liability for VAT was reduced in the financial statements to $120,000 during the quarter ended September 30, 2010 as a result of the verbal agreement with the Mexican Ministry of Finance.  The final assessment has not yet been received by the Company, therefore the estimated liability for VAT reflects the Company’s best estimate of what it will pay based on the verbal agreement.  A tax benefit of $1.15 million related to the reduction of the income tax obligation is expected to be recorded during the quarter ended December 31, 2010.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2009.

The Company’s United Kingdom ("UK") subsidiary, Equiplease, has open tax years in Canada for the years ended August 19, 1990 through August 19, 2009 and September 10, 2009.  The open tax year in the UK is the year ended August 19, 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	September 30,	September 30,
	2010	2009
Beginning balance	$4,521,000	4,640,000
Decreases related to settlements of certain tax audits	(35,000)	(274,000)
Increases related to settlements of certain tax audits	--	--
Decreases related to prior year tax positions	(4,470,000)	--
Increases related to prior year tax positions	1,418,000	360,000
Other	--	(205,000)
Ending balance	$1,434,000	4,521,000

The entire balance of $1,434,000, if not realized, would impact the effective tax rate in future periods.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The Company is unable to project the potential range of tax impacts at this time.

The Company recognizes interest and penalties accrued related to income tax reserves in respect of uncertain tax positions in the income tax provision. As of September 30, 2010, accrued interest and penalties amounted to $680,000.  For the year ended September 30, 2010, the net impact of the Canadian wind down transaction implemented during the twelve months ended September 30, 2010 was a net tax benefit of $2,217,000 including interest expense and penalties in the statement of operations.  As of September 30, 2009, accrued interest expense and penalties amounted to $3,064,000.  For the year ended September 30, 2009, interest income and the settlement of the Quebec audit, less interest expense and penalties in the statement of operations totaled $15,000.

Note 5 – Equity Investments

On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the “Agreements”) with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.’s warrant and equity investment portfolio.  This agreement currently expires February 20, 2011.  The Agreements include substantially all of the Company’s warrant and equity investment portfolio. Windspeed is entitled to certain fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage. The Company has received approximately $68,265,000 in proceeds (prior to management fees, sharing and a receivable from securities sold with Windspeed) since the inception of the management agreement with Windspeed. Windspeed has received a combined $11,541,000 in management fees and sharing through September 30, 2010. Management fees are expensed when incurred and realized gains on the sale of Equity Investments are reduced by sharing amounts under the management agreement.

Marketable equity investments:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Market value
September 30, 2010	$--	$4	$--	$4
September 30, 2009	$--	$23	$--	$23

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income. At September 30, 2010, the Company held minor positions in three publicly-traded companies:  Innovative Micro Tech, Inc., Medical Resources, Inc. and Calix, Inc.  The position held in Calix, Inc. was sold during the month ended October 31, 2010.  The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Realized gains, net of sharing and fees, are included in revenue in the consolidated statements of operations. During the fiscal year ended September 30, 2010, the Company received $318,000 in proceeds (after sharing, management fees and a receivable from securities sold) and realized a gain of $294,000 on the sale of marketable equity securities.

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Investments when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company’s equity investments in private companies was $1,331,000 at September 30, 2010 and $1,029,000 at September 30, 2009. Write-downs of equity securities were $34,000 and $22,000 during fiscal years 2010 and 2009, respectively.

Note 6 - Common Stock and Other Comprehensive Income

When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued. As of September 30, 2010, the Company had 4,029,055 shares of common stock outstanding and 170,945 shares of common stock held in treasury.

Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

The Company’s Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

	Year ended September 30
	2010	2009
Average common shares issued	4,200	4,200
Average common shares held in treasury	(171)	(171)
	4,029	4,029
Net earnings (loss) to common stockholders	$(3,278)	$2,084
Basic and diluted earnings (loss) per common share	$(0.81)	$0.52

Accumulated other comprehensive income (loss) consists of changes in the unrealized gains related to the Company’s holdings in available-for-sale investments.  Total comprehensive income (loss) is as follows (in thousands):

	Year ended September 30,
	2010	2009
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$6	$3,666
Reclassification adjustment for gains included in earnings before income taxes	(25)	(3,698)

Change in net unrealized gains (losses) (A)	(19)	(32)

Net earnings (loss)	(3,278)	2,084

Total comprehensive income (loss)	$(3,297)	$2,052

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

All of the Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs. The Company has not included a tabular disclosure as the Company’s only financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of September 30, 2010 are money market funds comprising approximately $51,210,000 of the cash and cash equivalents balance and equity investments in minor positions in three publicly-traded companies, which are measured at fair value based upon Level 1 inputs. In addition, the Company has $2,916,000 invested in a certificate of deposit in Canada with a maturity within 360 days of June 30, 2010.  This investment is measured for disclosure purposes at fair value based upon Level 2 inputs. The Company holds no financial liabilities that are measured at fair value on a recurring basis.

On October 1, 2008, the Company adopted ASC Subtopic 825-10 but did not elect the fair value option.  Fair values were determined by the carrying amounts of cash and cash equivalents which approximates fair value because of the short-term maturity of these instruments.

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

Equity investments in private companies consist primarily of small investments in approximately 30 private companies. Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements. Warrants in non-public companies are carried at zero value.   The carrying value of equity investments in private companies is $1,331,000 and the fair market value measured using Level 3 inputs is $3,539,000, net of sharing.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies, including warrants, was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, since as of September 30, 2010, 99 percent of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 89 percent of the estimated amount is in three individual companies.

Note 8 - Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2010 and 2009, are as follows (in thousands except per share data):

	Quarter ended
	December 31,		March 31,		June 30,		September 30,
	2009	2008	2010	2009	2010	2009	2010	2009
Total revenue	$180	$381	$177	$282	$52	$973	$245	$2,897
Net earnings (loss)	$(1,237)	$(72)	$18	$37	$(2,043)	$(144)	$(16)	$2,263
Basic and diluted earnings (loss) per common share	$(0.31)	$(0.02)	$0.00	$0.01	$(0.51)	$(0.04)	$0.01	$0.57

Note 9 - Other Financial Information

Legally restricted cash represents cash and cash equivalents that are related to the Company’s employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company. Legally restricted cash is comprised of the following (in thousands):

	September 30, 2010	September 30, 2009
Incentive compensation escrows	$455	$455
Indemnification reserve	4,000	4,000
Other escrows	422	539
	$4,877	$4,994

The incentive compensation escrow is deferred compensation defined by the Plan and held until an employee terminates employment with the Company.   The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands.

Other liabilities consist of the following (in thousands):
	September 30, 2010	September 30, 2009
Accrued compensation	$1,196	$1,167
CDRs	20,901	21,431
Other liabilities	464	346
	$22,561	$22,944

Accrued compensation:  The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s Bankruptcy court approved compensation plans. The increase in other liabilities as compared to the year ended September 30, 2009 is a result of an increase in VAT liability in Mexico.

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

As of September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust which are currently estimated to be nominal.    See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties Inherent in the CDR Liability Calculation”.

Note 10 - Operations by Geographic Areas

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Year ended September 30,
	2010	2009
North America	$613	$4,528
Europe	41	5
	$654	$4,533

The following table presents total assets and cash by geographic location based on the location of the Company’s offices as of September 30 (in thousands):

	2010		2009
	Total Assets	Cash and Short-term investments	Total Assets	Cash and Short-term investments

North America	$64,734	$60,203	$76,427	$70,648
Europe	416	416	463	411
Total	$65,150	$60,619	$76,890	$71,059

Note 11 - Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date through the filing date of these Consolidated Financial Statements on Form 10-K with the SEC.  Based on this evaluation, and as a result of a verbal agreement reached with the Mexican Ministry of Finance in November 2010 on the 2003 audit of the Company’s Mexican subsidiary, the Company has reduced the Mexican VAT liability by $509,000 in its Consolidated Financial Statements.  In addition, the Company increased the CDR liability to reflect the effect of the reduction of the income tax liability, for the purposes of the CDR liability only.  This adjustment increased the CDR liability by $617,000 as of September 30, 2010.  This event occurred subsequent to the balance sheet date but prior to filing and requires recognition or disclosure in its Consolidated Financial Statements.  The final assessment has not yet been received by the Company, therefore the estimated liability for VAT reflects the Company’s best estimate of what it will pay based on the verbal agreement.  A tax benefit of $1,150,000 related to the reduction of the income tax obligation is expected to be recorded during the quarter ended December 31, 2010.

In addition, in November 2010, the Company transferred approximately $400,000 to its Mexico bank account in anticipation of payment of income tax and VAT liabilities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(1)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, management believes that, as of September 30, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Securities and Exchange Commission exemption of smaller reporting companies, that permits the Company to provide only management’s report in the annual report.

(3)           Change in Internal Controls

There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Sole Officer and Director

Randolph I. Thornton (Age 65 - Director since August 2002)

Effective August 12, 2004, Mr. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Prior to his retirement in January 2004, he was a Managing Director and Senior Credit Officer of Citigroup, Inc. where he managed hundreds of corporate reorganization matters in a thirty-three year career. He currently serves as non-executive Chairman of the Board for National Energy & Gas Transmission, Inc. and Core-Mark International, Inc. as well as serving on the Board of Directors of Journal Register Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2010.

Code of Ethics

On June 30, 2009, the Company updated and made effective its revised Code of Conduct Applicable to the Chief Executive Officer and Authorized Representatives. The Company updated and made effective its revised Code of Conduct for its employees in June 2009. Copies are available on the Company’s website at www.comdisco.com. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website and in future filings. To date, the Company has granted no such waivers.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	All Other Compensation($) Note (1)	Total ($)
Randolph I. Thornton	2010	--	119,300	119,300
Chief Executive Officer,	2009	--	115,100	115,100
President and Secretary	2008	--	94,400	94,400

(1)	Amount reflects total payments earned by Mr. Thornton pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal year 2010. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal year 2010. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

The Disbursing Agent’s compensation for the fiscal year ended September 30, 2010 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in fiscal year 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2010 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

Stockholders Owning at least 5 percent of the Company’s Common Stock

Name and Address		Shares Beneficially Owned	Percent of Class
Berkshire Hathaway, Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	(1)	1,538,377	38.18%
Davidson Kempner Partners 885 Third Avenue New York, New York 10022	(2)	946,753	23.50%
Kinetics Asset Management, Inc. 470 Park Avenue South 4th Floor South, New York, NY, 10016	(3)	201,960	5.01%
Haphazard Investors LLC 141 Heather Lane Mill Neck, NY 11765	(4)	268,895	6.67%

(1)
The information with respect to 1,538,377 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on its amended Report on Schedule 13F-HR for the period ended September 30, 2010, filed with the SEC on November 15, 2010.

(2)
The information with respect to 946,753 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on its amended Schedule 13G, dated and filed with the SEC on February 14, 2006.

(3)
The information with respect to 201,960 shares of Common Stock beneficially owned by Kinetics Asset Management, Inc. is based on its Report on Schedule 13F-HR for the period ended September 30, 2010, filed with the SEC on November 12, 2010.

(4)	The information with respect to 268,895 shares of Common Stock beneficially owned by Haphazard Investors LLC is based on a Report on its Schedule 13G, dated and filed with the SEC on February 8, 2010.

Common Stock Owned by Directors and Executive Officers

Mr. Thornton (who is the Company’s sole officer and director) does not beneficially own any shares of the Company’s common stock in the Company as of December 1, 2010. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee of the Board of Directors

The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal year 2010. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the fiscal year 2010. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or trade on Nasdaq.

One of Mr. Thornton’s primary responsibilities is to provide oversight of the integrity of the Company’s financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors’ objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

Based on the review and discussions described in this report, Mr. Thornton determined that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, for filing with the SEC.

Mr. Thornton, as sole director and Disbursing Agent, appointed KPMG LLP as independent auditors for the Company for the fiscal year 2011.

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by KPMG, the Company’s principal accountant, for the audit of our annual financial statements for the fiscal years ended September 30, 2010 and September 30, 2009 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2010	2009
Audit Fees (1)	$385,000	$375,000
Audit Related Fees	--	--
Tax Fees (2)	8,810	8,810
All Other Fees	6,240	3,900
Total	$400,050	$387,710

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

10.7*	Disbursing Agent Agreement. (Incorporated by reference to Exhibit 10.9 filed with the

Exhibit No.	Description of Exhibit
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

COMDISCO HOLDING COMPANY, INC.

Dated: December 9, 2010	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2010.

SIGNATURE		DATE

By:	/s/ Randolph I. Thornton	December 9, 2010
Name:	Randolph I. Thornton
Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director