Form 10-Q
period 2010-12-31
COMDISCO HOLDING CO INC
filed 2011-02-14
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,029,055 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding on January 31, 2011.

COMDISCO HOLDING COMPANY, INC.
INDEX

PART I.                      FINANCIAL INFORMATION

Forward-Looking Statements

This quarterly report on Form 10-Q contains, and our periodic filings with the Securities and Exchange Commission (the “SEC”) and written and oral statements made by the Company’s sole officer and director or any authorized representative, to press, potential investors, securities analysts and others, will contain, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are not historical facts, but rather are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “foresee,” “looking ahead,” “is confident,” “should be,” “will,” “predicted,” “likely” or other words or phrases of similar import. Similarly, statements that describe or contain information related to matters such as our intent, belief, or expectation with respect to financial performance, claims resolution under the Plan (as defined below), cash availability and cost-cutting measures are forward-looking statements. These forward-looking statements often reflect a number of assumptions and involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those currently anticipated in these forward-looking statements. In light of these risks and uncertainties, the forward-looking events might or might not occur, which may affect the accuracy of forward-looking statements and cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements.

In this quarterly report on Form 10-Q, references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.), and its predecessors, except in each case where the context indicates otherwise. References to “Comdisco, Inc.” mean Comdisco, Inc. and its subsidiaries, other than the Prism entities, prior to the Company’s emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

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

ITEM 1.                FINANCIAL STATEMENTS

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY’S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE “PLAN”) AND RESTRICTIONS CONTAINED IN THE COMPANY’S CERTIFICATE OF INCORPORATION (THE “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED, ON AUGUST 12, 2004, A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.  CAPITALIZED TERMS USED BUT NOT DEFINED IN THIS QUARTERLY REPORT ON FORM 10-Q HAVE THE MEANINGS AS DEFINED IN THE PLAN.

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three months ended December 31, 2010 and 2009 (Unaudited)
(in thousands except per share data)

	Three months ended December 31,
	2010	2009
Revenue
Gain on sale of equity and warrant securities	$108	$8
Interest income	32	27
Foreign exchange gain	166	144
Miscellaneous income	6	1

Total revenue	312	180

Costs and expenses
Selling, general and administrative	1,060	1,408
Write-down of equity securities	--	16
Contingent distribution rights	203	(60)
Bad debt recoveries	(207)	(28)

Total costs and expenses	1,056	1,336

Net (loss) before income taxes	(744)	(1,156)
Income tax expense (benefit)	(1,155)	81

Net earnings (loss)	$411	$(1,237)

Basic and diluted net earnings (loss) per common share	$0.10	$(0.31)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – December 31, 2010 (Unaudited) and September 30, 2010 (Audited)
(in thousands except share data)

	December 31, 2010	September 30, 2010
ASSETS
Cash and cash equivalents	$51,767	$52,826
Cash – legally restricted	4,852	4,877
Short-term investments	3,000	2,916
Equity investments	1,273	1,335
Income tax receivables	3,084	2,997
Other assets	223	199
Total assets	$64,199	$65,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$242	$275
Income tax payables	734	2,146
Other liabilities
Accrued compensation	1,201	1,196
Contingent distribution rights	21,104	20,901
Other	343	464
Total other liabilities	22,648	22,561
Total liabilities	23,624	24,982

Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,029,055 shares outstanding at both December 31, 2010 and September 30, 2010	72	72
Additional paid-in capital	44,136	44,136
Accumulated other comprehensive income	--	4
Retained earnings	688	277
Common stock held in treasury, at cost; 170,945 shares at both December 31, 2010 and September 30, 2010	(4,321)	(4,321)

Total stockholders’ equity	40,575	40,168
Total liabilities and stockholders’ equity	$64,199	$65,150

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Three months ended December 31, 2010 and 2009 (Unaudited)
(in thousands)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$165	$11
Interest, bad debt recoveries and other revenue	155	60
Selling, general and administrative expenses	(1,125)	(1,089)
Income tax receipts (payments)	(278)	23

Net cash (used in) operating activities	(1,083)	(995)

Effect of exchange rates on cash and cash equivalents	24	356

Net (decrease) in cash and cash equivalents	(1,059)	(639)
Cash and cash equivalents at beginning of period	52,826	66,065

Cash and cash equivalents at end of period	$51,767	$65,426

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Reconciliation of net loss to net cash (used in) operating activities:
Net earnings (loss)	$411	$(1,237)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Income tax (payments) receipts	(278)	104
Reversal of income tax liability	(1,165)	--
Contingent distribution rights	203	(60)
Receivables	(92)	2
Selling, general and administrative	(65)	317
Write-down of equity securities	--	16
Other, including foreign exchange	(97)	(137)
Net cash (used in) operating activities	$(1,083)	$(995)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2010

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in Part I and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

1.   Reorganization

On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy court”) (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under the Plan that became effective on August 12, 2002. For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. The Company’s business purpose is limited to the orderly sale or collection of all its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

Litigation Trust: In February 1998, pursuant to the Shared Investment Plan (“SIP”), the participants in the SIP (the “SIP Participants”) took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million (“SIP Guaranty Claim”). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004.  The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Seven of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

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

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the proceedings were continued to June 15, 2010.  On June 15, 2010, the judge issued an opinion granting the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  The proceedings were continued to July 14, 2010 at which time judgments were to be entered against the SIP participants.  However, on July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On September 7, 2010, a judgment was entered against one state defendant; however, that defendant filed personal bankruptcy on October 8, 2010.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  Judge Tailor continued the motion to stay until March 8, 2011.

As reported in the Twenty-Fifth Status Report of Comdisco Litigation Trustee, filed on February 9, 2011, twenty-seven of the SIP Participants in federal court and three of the SIP Participants in the state court have settled with the Litigation Trust.

Please refer to the quarterly reports filed by the Litigation Trustee in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

2.   Basis of Presentation and Recently Issued Accounting Pronouncements

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

The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011.

These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2010 included in the Annual Report on Form 10-K, as filed by us with the SEC on December 10, 2010.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“ASU 2009-17”).  The standard amends previous guidance regarding the reporting of variable interest entities to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  ASU 2009-17 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under previous guidance regarding variable interest entities.  This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning October 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The adoption of this statement did not have a material impact on the Company’s consolidated financial statements or results of operations in the quarter ended December 31, 2010.

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning in the quarter ending June 30, 2011.

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis. Windspeed receives fixed and declining management fees. Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage. Through December 31, 2010, the Company had received approximately $68,427,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,575,000 in combined management fees, sharing and target bonus award through December 31, 2010. Management fees are expensed when incurred, and realized gains on the sale of equity securities are reduced by sharing amounts under the management agreement.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2010	$-	$4	$4
December 31, 2010	$-	$-	$-

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements).  At December 31, 2010, the Company held minor positions in two publicly-traded companies:  Innovative Micro Tech, Inc. and Medical Resources, Inc.

The Company’s practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company.  However, in the future, there is no assurance as to whether or not the Company either will be able to liquidate such positions held for any lock-up period or realize any amount on such positions.

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

During December 2010, the Company made an estimated payment to the Internal Revenue Service (the “IRS”) in the amount of $10,000.  As of the date of this filing, the federal tax years open to examination are fiscal years ended September 30, 2007 through September 30, 2009.

The Company’s Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, amended tax returns and “Notices of Objection” to reassessments which were filed for several tax years. The Company continues to advance matters with the Canada Revenue Agency (“CRA”) and the province of Ontario in respect of Notices of Objection filed for several tax years. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2006 through 2009, as well as March 31, 2010. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2005 through 2009, as well as March 31, 2010.  The open tax year for the provinces of Quebec and Alberta is the tax year ended September 30, 1999.

The Company’s UK subsidiary, Equiplease Limited, has open tax years in Canada for the tax years ended August 19, 1990 through August 19, 2009 and September 10, 2009 and 2010.  The open tax years in the UK are the tax years ended August 19, 2009 and 2010.

Comdisco, Inc., as a result of its former business operations in Puerto Rico, has open tax years in Puerto Rico for the tax years ended September 30, 2001 through September 30, 2009.

During the quarter ended June 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which was recorded in income tax expense.  During the quarter ended December 31, 2010, the tax audit for 2003 was closed and the Company made a payment for income taxes in the amount of $268,000 and recorded a reduction in tax expense for $1,160,000.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2009.

As of December 31, 2010, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $427,000. The entire balance, if realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any potential future tax audits and the expiration of certain statutes of limitation. The Company currently is unable to project the potential range of tax impacts.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2010, accrued interest and penalties amounted to approximately $101,000.

5.   Stockholders’ Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of December 31, 2010, the Company had 4,029,055 shares of Common Stock outstanding and 170,945 shares of Common Stock held in treasury.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2010	$72	$44,136	$4	$277	$(4,321)	$40,168
Net earnings				411		411
Change in net unrealized gains			(4)			(4)
Balance at December 31, 2010	$72	$44,136	$-	$688	$(4,321)	$40,575

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended December 31,
	2010	2009
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$--	$1
Reclassification adjustment for gains included in earnings before income taxes	(4)	--
Change in net unrealized gains (losses) (A)	(4)	1
Other comprehensive income (loss)	(4)	1
Net earnings (loss)	411	(1,237)
Total comprehensive income (loss)	$407	$(1,236)
(A) – No income tax effect on these gains (losses)

6.  Other Financial Information

Legally restricted cash is comprised of the following at December 31, 2010 and September 30, 2010 (in thousands):

	December 31, 2010	September 30, 2010
Incentive compensation escrow	$456	$455
Indemnification reserve	4,000	4,000
Other escrows	396	422
	$4,852	$4,877

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

Other liabilities consist of the following (in thousands):
	December 31, 2010	September 30, 2010
Accrued compensation	$1,201	$1,196
CDRs	21,104	20,901
Other liabilities	343	464
	$22,648	$22,561

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include an accrued liability of approximately $173,000 for a bank guaranty held in the Netherlands.   The decrease in other liabilities was a result of a payment made during the quarter ended December 2010 for a value added tax liability in Mexico.

The amounts due to CDR holders follow the formula described in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Three months ended December 31,
	2010	2009
North America	$285	$179
Europe	27	1
Total	$312	$180

The following table presents total assets and cash and cash-equivalents and short-term investments by geographic location based on the location of the Company’s offices (in thousands):

	December 31, 2010		September 30, 2010
	Total Assets	Cash and Short-term investments	Total Assets	Cash and Short-term investments
North America	$63,795	$59,215	$64,734	$60,203
Europe	404	404	416	416
Total	$64,199	$59,619	$65,150	$60,619

8.   Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities

●
Level 2 - Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets, which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of December 31, 2010, are cash and cash equivalents in money market funds comprising approximately $50,321,000 and minor equity investments in two public companies.  In addition, the Company has $3,000,000 invested in a certificate of deposit in Canada with a maturity which is within 360 days of December 31, 2010.  These investments are measured for disclosure purposes at fair value based upon Level 2 inputs.  The Company estimates that the fair value at December 31, 2010, net of sharing with Windspeed, for its private equity investments, is approximately $4,064,000, based upon Level 3 inputs.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

See “Risk Factors Relating to the Company-Uncertainties Relating to the Wind-down of Operations” in Part II, Item 1A.

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

The Company maintains sufficient cash reserves for the potential CDR liability including any potential liability arising from any net distributions by the Litigation Trust to C-4 creditors.  The outcome and timing of any actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See below for “Critical Accounting Policies” and the risk factors discussed in Part II, Item 1A,   “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights,” and “Uncertainties Inherent in the CDR Liability Calculation”.

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

The Company’s revenues are generated primarily by sales of equity securities and interest income on cash balances. Because of the Company’s declining assets, revenue will continue to decline and, because of the Company’s limited business purpose, this trend is expected to continue. The Company’s expenses are primarily selling, general and administrative expenses and CDRs.  As a result of the wind-down of operations, the Company expects total costs and expenses to remain at, or slightly less than current levels, subject to volatility in the amount of expense associated with the liability for CDRs and the timing of payments related to selling, general and administrative expenses.

The Company’s operations continued to wind-down during the three months ended December 31, 2010 compared to prior periods. The Company’s assets at December 31, 2010 consisted primarily of cash and cash-equivalents, short-term investments, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies”. It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of December 31, 2010, which is approximately $1,273,000. The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004. The Windspeed management agreement was extended on March 16, 2009 until February 20, 2011.  The Company and Windpseed are in the process of negotiating an extension of this agreement which will be effective as of February 21, 2011.  The Company estimates that the realizable value for its Equity Investments in private companies, net of management fees and sharing with Windspeed (see table below), at December 31, 2010 is approximately $4,064,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management’s expectations are subject to the risk factors discussed in Part II, Item 1A, “Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities.”

The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2010 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2010 estimated realizable value	$4	$3,539
Realized – net of fees	(4)	(104)
Increase in unrealized estimated value	--	629
December 31, 2010 estimated realizable value	$--	$4,064

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $1,273,000.  The increase in unrealized estimated value is a result of changes in marketability.

(3)	Net of fees and sharing with Windspeed including additional fees under the extended management agreement.

Collections and recoveries: The Company has potential collections and recoveries on a limited number of remaining accounts previously written off. Recoveries involve prior lessees or debtors now in bankruptcy and against whom the Company has filed and is pursuing claims to maximize its recoveries. The Company’s cost basis in these accounts is nominal. Additionally, the Company, periodically, recovers unclaimed property from various states. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Part II, Item 1A, “Uncertainties in Collections and Recoveries.”

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

The Company believes the following to be among the most critical judgment areas in the application of its accounting policies:

•
CDRs and CDR Liability: The Plan entitles holders of Comdisco Holding’s CDRs to share at increasing percentages in the proceeds realized from the monetization of the Company’s assets based upon the present value of distributions made to the general unsecured creditors in the bankruptcy estate of Comdisco, Inc.

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which, as of the date of this filing, a reasonable estimate of future net distributions is not determinable.  See the risk factors discussed in Part II, Item 1A, particularly the risks entitled “Uncertainties Inherent in the CDR

Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately 20 private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At December 31, 2010, the carrying value of the Company’s equity investments in private companies was approximately $1,273,000, and the estimated fair market value was approximately $4,064,000.

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

Recent Developments

Litigation Trust Termination Motion

On March 16, 2006, a motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy (“SIP Claimants”). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the Bankruptcy court judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy court judge’s denial of their motion. On January 30, 2007, the federal district court judge affirmed the denial of the motion. The SIP Claimants appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties briefed the appeal, and oral arguments were held before the Appellate Court on November 26, 2007.  On August 13, 2008, the Appellate Court ruled and dismissed the appeal for lack of jurisdiction. As of the date of this filing, there have been no further proceedings on this matter.

Litigation Trust Summary Judgments

The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Six of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

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

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the proceedings were continued to June 15, 2010.  On June 15, 2010, the judge issued an opinion granting the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  The proceedings were continued to July 14, 2010 at which time judgments were to be entered against the SIP participants.  However, on July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On September 7, 2010, a judgment was entered against one state defendant; however, that defendant filed personal bankruptcy on October 8, 2010.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  Judge Tailor continued the motion to stay until March 8, 2011.

As reported in the Twenty-Fifth Status Report of Comdisco Litigation Trustee, filed on February 9, 2011, twenty-seven of the SIP Participants in federal court and three of the SIP Participants in the state court have settled with the Litigation Trust.

Please refer to the quarterly reports filed by the Litigation Trustee in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Comdisco Investment Group, Inc.

On July 27, 2010, the Company received a summons and complaint regarding a case filed by Infac Management Group, as plaintiff, against Comdisco Investment Group, Inc. (“CIG”) and other defendants in the Superior Court of California, County of San Francisco.  CIG, a debtor in the bankruptcy, has been dissolved and its bankruptcy estate closed, and any remaining assets have been transferred to Comdisco Holding Co., Inc. to be administered as part of Comdisco, Inc.’s bankruptcy estate and the Plan.  The plaintiff seeks monetary damages based on allegations of breach of fiduciary duties and fraud related to an investment in a real estate development in India.  On August 26, 2010, CIG and all related entities were dismissed with prejudice by agreement from the subject lawsuit but were served with a subpoena to produce records.  This subpoena was subsequently withdrawn due to a motion in the California Superior Court to change venue.  The motion for change of venue was concluded, the record subpoena was re-served on Comdisco in October 2010, and the Company has responded to it.  Based on the events and facts to date, the Company does not consider that this matter will represent any exposure to the Company.  However, the Company has incurred, and may continue to incur, legal fees and expenses related to the matter.

XBRL Exemption

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning in the quarter ending June 30, 2011.

Results of Operations

Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

Revenue

Changes in total revenue for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 were as follows (in thousands):

	Three months ended December 31,
	2010	2009	Percent Increase (Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$108	$8	+100%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	32	27	19%	Interest earned on cash balances.
Foreign exchange gain	166	144	15%	Translation gains for foreign entities that have been substantially liquidated or are currently in process of liquidation. (B)
Miscellaneous income	6	1	+100%	Miscellaneous receipts.
Total revenue	$312	$180	73%

(A)	The increase in gains on sale of equity holdings for the quarter ended December 31, 2010 is a result of higher liquidations of positions held compared to the quarter ended December 31, 2009.
(B)
Increase in foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

     Costs and Expenses

Changes in total costs and expenses for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 were as follows (in thousands):

	Three months ended December 31,
	2010	2009	Percent Increase (Decrease)	Explanation of Change
Selling, general and administrative	$1,060	$1,408	(25)%	Lower salary, consultants and accounting fees incurred during the quarter ended December 2010 compared to the quarter ended December 2009.
Contingent distribution rights	203	(60)	+(100)%	(A)
Bad debt recoveries	(207)	(28)	+100%	Collections and recoveries.
Write down of equity securities	--	16	(100)%
Total costs and expenses	$1,056	$1,336	(21)%

(A)
The increase in CDR expense is primarily the result of an increase in recoveries and foreign exchange gain in the quarter ended December 31, 2010 and higher future estimated interest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended December 31, 2010 and 2009.

The Company recorded approximately $5,000 of income tax expense for its Canadian subsidiary for the three months ended December 31, 2010.  The Company recorded $81,000 in income tax expense for its Canadian subsidiary for the three months ended December 31, 2009.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded approximately $1,160,000 of income tax benefit for its Mexican subsidiary for the three months ended December 31, 2010 as a result of the completion of the 2003 tax audit.  The Company recorded no income tax expense for its Mexican subsidiary for the three months ended December 31, 2009.

Net earnings (loss)

Net earnings was approximately $411,000, or $0.10 per share-basic and diluted, for the three months ended December 31, 2010, driven in large part by the reversal of a tax liability for the Company's Mexican subsidiary in the amount of $1,160,000, compared to net loss of approximately ($1,237,000), or ($0.31) per share-basic and diluted, for the three months ended December 31, 2009.

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

At December 31, 2010, the Company had unrestricted cash and cash equivalents of approximately $51,767,000 a decrease of approximately $1,059,000 compared to September 30, 2010.  Net cash used in operating activities for the three months ended December 31, 2010 was approximately $1,083,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $24,000 for the three months ended December 31, 2010.

During the three months ended December 31, 2010, approximately $165,000 of proceeds were generated from the equity portfolios and approximately $155,000 was received from interest income, bad debt recoveries and other revenue.  The Company paid U.S. federal taxes of approximately $10,000 and paid taxes to the Mexican Ministry of Finance of approximately $268,000.  The Company’s cash expenditures were primarily operating expenses of approximately $1,125,000 (principally professional services and employees’ compensation).

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

See “Risk Factors Relating to the Company-The Company’s Liquidity is Dependent on a Number of Factors” in Part II, Item 1A.

Dividends

There were no dividends paid during the quarter ended December 31, 2010. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

See “Risk Factors Relating to the Company-The Payment of Dividends and Distributions and Limited Public Market for Common Stock” in Part II, Item 1A.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 31, 2010, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,859 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from the Company’s equity and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

Since September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust which, as of the date of this filing, a reasonable estimate of future net distributions is not determinable.   See “Risk Factors Relating to the Company” in Part II, Item 1A, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio” and “Limited Public Market for Contingent Distribution Rights.”

CDR Payment

There were no CDR payments during the quarter ended December 31, 2010.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.           CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 13(a)-15 or 15(d)-15 under the Exchange Act that occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.             OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” for a discussion of the motion of certain SIP claimants to terminate the Litigation Trust, the motion by the Litigation Trust to obtain summary judgments against certain SIP Participants who are defendants in the lawsuits and a discussion of a complaint filed against CIG.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of December 31, 2010, 98% of the estimated fair market value of the entire portfolio is concentrated in ten individual companies and approximately 92% of the estimated amount is in three individual companies.

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
3.1

Certificate of Incorporation of Registrant dated August 8, 2002 and as Amended August 12, 2004 (Incorporated by reference to Exhibit 3.1 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as filed with the SEC on December 14, 2004, File No. 0-49968).

3.2

By-Laws of Registrant, adopted as of August 9, 2002 (Incorporated by reference to Exhibit 3.2 filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002, as filed with the SEC on January 14, 2003, File No. 0-49968).

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

COMDISCO HOLDING COMPANY, INC.

Dated: February 14, 2011	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)