Form 10-Q
period 2011-03-31
COMDISCO HOLDING CO INC
filed 2011-05-16
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 000-499-68

COMDISCO HOLDING COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-2066534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,028,951 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding on April 30, 2011.

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and six months ended March 31, 2011 and 2010 (Unaudited)
(in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Revenue
Gain on sale of equity and warrant securities	$128	$25	$236	$33
Interest income	30	33	63	60
Foreign exchange gain	185	116	351	260
Miscellaneous income	10	3	16	5
Total revenue	353	177	666	358
Costs and expenses
Selling, general and administrative	774	1,151	1,835	2,559
Write-down of equity securities	90	--	90	16
Contingent distribution rights	(64)	322	138	262
Bad debt recoveries	(38)	(115)	(245)	(143)
Total costs and expenses	762	1,358	1,818	2,694
(Loss) before income taxes	(409)	(1,181)	(1,152)	(2,336)
Income tax expense (benefit)	111	(1,199)	(1,043)	(1,118)
Net earnings (loss)	$(520)	$18	$(109)	$(1,218)
Basic and diluted earnings (loss) per common share	$(0.13)	$0.00	$(0.03)	$(0.30)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – March 31, 2011 (Unaudited) and September 30, 2010 (Audited)
(in thousands except share data)

	March 31, 2011	September 30, 2010
ASSETS
Cash and cash equivalents	$51,129	$52,826
Cash – legally restricted	4,861	4,877
Short-term investments	3,085	2,916
Equity investments	1,145	1,335
Income tax receivables	3,171	2,997
Other assets	316	199
Total assets	$63,707	$65,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$240	$275
Income tax payables	859	2,146
Other liabilities
Accrued compensation	1,155	1,196
Contingent distribution rights	21,039	20,901
Other	359	464
Total other liabilities	22,553	22,561
Total liabilities	23,652	24,982
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,028,951 shares outstanding at March 31, 2011 and 4,029,055 shares outstanding at September 30, 2010	70	72
Additional paid-in capital	39,817	44,136
Accumulated other comprehensive income	--	4
Retained earnings	168	277
Common stock held in treasury, at cost; 0 shares at March 31, 2011 and 170,945 shares at September 30, 2010	--	(4,321)
Total stockholders’ equity	40,055	40,168
Total liabilities and stockholders’ equity	$63,707	$65,150

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Six months ended March 31, 2011 and 2010 (Unaudited)
(in thousands)

	Six months ended March 31,
	2011	2010

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$165	$44
Interest, bad debt recoveries and other revenue	295	190
Selling, general and administrative expenses	(1,930)	(2,361)
Income tax receipts (payments)	(286)	(7,031)

Net cash (used in) operating activities	(1,756)	(9,158)

Cash flows from investing/financing activities:
Short-term investment	--	(40,000)
Net cash (used in) investing activities	--	(40,000)

Effect of exchange rates on cash and cash equivalents	59	663

Net (decrease) in cash and cash equivalents	(1,697)	(48,495)
Cash and cash equivalents at beginning of period	52,826	66,065

Cash and cash equivalents at end of period	$51,129	$17,570

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Six months ended March 31,
	2011	2010
Reconciliation of net loss to net cash (used in) operating activities:
Net (loss)	$(109)	$(1,218)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Income tax (payments) receipts	(278)	(8,150)
Reversal of income tax liability	(1,165)	--
Contingent distribution rights	138	262
Receivables	(63)	11
Selling, general and administrative	(27)	182
Write-down of equity securities	90	16
Non-cash gain from the new extended Windspeed agreement	(93)	--
Amortization of prepaid Windspeed expense	7	--
Other, including foreign exchange	(256)	(261)
Net cash (used in) operating activities	$(1,756)	$(9,158)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

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

Litigation Trust: In February 1998, pursuant to the Shared Investment Plan (“SIP”), the participants in the SIP (the “SIP Participants”) took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”). On November 29, 2001, the SIP Lenders filed a master proof of claim in the Comdisco, Inc. bankruptcy in the amount of $133 million (“SIP Guaranty Claim”). The Company and the SIP Lenders subsequently reached a settlement that was approved by the Bankruptcy court on December 9, 2004.  The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Nine of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

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

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the proceedings were continued to June 15, 2010.  On June 15, 2010, the judge issued an opinion granting the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  The proceedings were continued to July 14, 2010 at which time judgments were to be entered against the SIP participants.  However, on July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  Judge Tailor has since continued the Motion to Stay each month, and the next hearing date is scheduled for May 24, 2011.

As reported in the Twenty-Sixth Status Report of Comdisco Litigation Trustee, filed on May 2, 2011, twenty-seven of the SIP Participants in federal court and three of the SIP Participants in the state court have settled with the Litigation Trust.

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

The results of operations for the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011.

These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the fiscal year ended September 30, 2010 included in the Annual Report on Form 10-K, as filed by us with the SEC on December 10, 2010.

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

During the quarter ended March 31, 2010, management determined that it had not accounted correctly for a liability for potential tax obligations relating to final tax clearance in Canada that should have been reported in the cumulative effect of the adoption of ASC Subtopic 740-10 “Accounting for Uncertainty in Income Taxes” in the quarter ended December 31, 2007.  The Company recorded income tax expense of $1,452,000 and a resulting reduction in CDR liability of $537,000 for a net earnings impact, in the three and six months ended March 31, 2010, of $915,000.  Management determined that the impact of these errors on previously issued interim and annual consolidated financial statements was not material to the financial statements taken as a whole, and therefore, the corrections are reflected in the quarter ended March 31, 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“ASU 2009-17”).  The standard amends previous guidance regarding the reporting of variable interest entities to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  ASU 2009-17 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under previous guidance regarding variable interest entities.  This Statement was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning October 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  This statement did not have a material impact on the Company’s consolidated financial statements or results of operations upon adoption and is not expected to have a material impact in future periods.

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning in the quarter ending June 30, 2011.

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  Prior to February 21, 2011, Windspeed received fixed and declining management fees.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000, representing the excess of the fair value of the companies over their respective cost basis, and amortized $7,000 of the prepaid expense as of March 31, 2011.  Since February 21, 2011, prepaid management fee expense is being amortized over the two year agreement, and realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement. Through March 31, 2011, the Company had received approximately $68,436,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,584,000 in combined management fees, sharing and target bonus award through March 31, 2011.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2010	$-	$4	$4
December 31, 2010	$-	$-	$-
March 31, 2011	$-	$-	$-

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements). At March 31, 2011, the Company did not own any publicly-traded companies.

The Company’s practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the

Company. However, there is no assurance as to whether or not the Company either will be able to liquidate such positions held for any lock-up period or realize any amount on such positions.

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review and estimate the fair value of these securities.  The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  The Company recorded a write-down during the quarter ended March 31, 2011 of $90,000 in investments other than the Windspeed portfolio.

4.   Income Taxes

The Company’s income tax expense/benefit for the three and six months ended March 31, 2011 includes approximately $112,000 of income tax expense for a notice of assessment received for its Canadian subsidiary.  The Company’s income tax expense/benefit includes approximately $2,224,000 of income tax benefit for its Canadian subsidiary for the three and six months ended March 31, 2010 as a result of the wind-down transactions in Canada.

The Company’s income tax expense/benefit includes approximately $1,020,000 of U.S. federal income tax expense primarily as a result of the wind-down transactions for its Canadian subsidiaries for the three and six months ended March 31, 2010.

The Company’s income tax expense/benefit includes approximately $1,160,000 of income tax benefit for its Mexican subsidiary for the reversal of a tax liability for the six months ended March 31, 2011.

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

The Company’s UK subsidiary, Equiplease Limited, has open tax years in Canada for the tax years ended August 19, 1990 through August 19, 2009 and September 10, 2009 and 2010.  The open tax years in the UK are the tax years ended August 19, 2009 and 2010 and February 28, 2011.

Comdisco, Inc., as a result of its former business operations in Puerto Rico, has open tax years in Puerto Rico for the tax years ended September 30, 2001 through September 30, 2009.

During the quarter ended June 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which was recorded in income tax expense.  During the quarter ended December 31, 2010, the tax audit for 2003 was closed and the Company made a payment for income taxes in the amount of $268,000 and recorded a reduction in tax expense for $1,160,000.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2010.

As of March 31, 2011, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $444,000. The entire balance, if realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any potential future tax audits and the expiration of certain statutes of limitation. The Company currently is unable to project the potential range of tax impacts.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.  As of March 31, 2011, accrued interest and penalties amounted to approximately $209,000.

5.   Stockholders’ Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued. As of March 31, 2011, the Company had 4,028,951 shares of Common Stock outstanding.  170,945 shares of Common Stock that were held in treasury were retired during the quarter ended March 31, 2011.

On April 1, 2011, the Company issued a press release announcing that its Board of Directors had declared a cash dividend of $3.1273 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $12.6 million), payable on April 21, 2011 to common stockholders of record on April 11, 2011.  Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2010	$72	$44,136	$4	$277	$(4,321)	$40,168
Net earnings				(109)		(109)
Treasury Stock retired	(2)	(4,319)			4,321
Change in net unrealized gains			(4)			(4)
Balance at March 31, 2011	$70	$39,817	$--	$168	$--	$40,055

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$--	$3	$--	$4
Reclassification adjustment for gains included in earnings before income taxes	--	(23)	(4)	(23)
Change in net unrealized gains (losses) (A)	--	(20)	(4)	(19)
Other comprehensive income (loss)	--	(20)	(4)	(19)
Net earnings (loss)	(520)	18	(109)	(1,218)
Total comprehensive income (loss)	$(520)	$(2)	$(113)	$(1,237)
(A) – No income tax effect on these gains (losses)

6.  Other Financial Information

Legally restricted cash is comprised of the following at March 31, 2011 and September 30, 2010 (in thousands):

	March 31, 2011	September 30, 2010
Incentive compensation escrow	$456	$455
Indemnification reserve	4,000	4,000
Other escrows	405	422
	$4,861	$4,877

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

Other liabilities consist of the following (in thousands):
	March 31, 2011	September 30, 2010
Accrued compensation	$1,155	$1,196
CDRs	21,039	20,901
Other liabilities	359	464
	$22,553	$22,561

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include an accrued liability of approximately $184,000 for a bank guaranty held in the Netherlands.   The decrease in other liabilities was a result of a payment made during the quarter ended December 31, 2010 for a value added tax liability in Mexico.

The amounts due to CDR holders follow the formula described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
North America	$405	$177	$691	$357
Europe	(52)	-	(25)	1
Total	$353	$177	$666	$358

The loss in Europe is the result of a net liability denominated in Euros and a loss on an investment in the Company’s UK subsidiary that was liquidated during the quarter ended March 31, 2011.

The following table presents total assets and cash and cash-equivalents and short-term investments by geographic location based on the location of the Company’s offices (in thousands):

	March 31, 2011		September 30, 2010
	Total Assets	Cash and Cash Equivalents and Short-term investments	Total Assets	Cash and Cash Equivalent and Short-term investments
North America	$63,333	$58,701	$64,734	$60,203
Europe	374	374	416	416
Total	$63,707	$59,075	$65,150	$60,619

8.   Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities

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

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets, which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of March 31, 2011, are cash and cash equivalents in money market funds of approximately $49,889,000.  In addition, the Company has $3,085,000 invested in a certificate of deposit in Canada with a maturity which is within 360 days of March 31, 2011.  This investment is measured for disclosure purposes at fair value based upon Level 2 inputs.  The Company estimates that the fair value at March 31, 2011, net of sharing with and transfer of assets to Windspeed, for its private equity investments, is approximately $3,767,000, based upon Level 3 inputs.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

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

9.   Subsequent Events

On April 1, 2011, the Company issued a press release announcing that its Board of Directors had declared a cash dividend of $3.1273 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $12.6 million), payable on April 21, 2011 to common stockholders of record on April 11, 2011.

On April 1, 2011, the Company also announced that it would make a cash payment of $0.04985 per CDR, (an aggregate distribution of approximately $7.4 million), payable on April 21, 2011 to CDR holders of record on April 11, 2011.

As of April 21, 2011, after the distribution of the $20 million combined dividend and CDR payment, the balance of unrestricted cash decreased from $51.1 million, as of March 31, 2011, to $31.1 million.

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

The Company’s operations continued to wind-down during the six months ended March 31, 2011 compared to prior periods. The Company’s assets at March 31, 2011 consisted primarily of cash and cash-equivalents, short-term investments, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies”. It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of March 31, 2011, which is approximately $1,145,000. The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000, representing the excess of the fair value of the companies over their respective cost basis, and amortized $7,000 of the prepaid expense as of March 31, 2011.

The Company estimates that the realizable value for its Equity Investments in private companies, net of transferred assets and sharing with Windspeed (see table below), at March 31, 2011 is approximately $3,767,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management’s expectations are subject to the risk factors discussed in Part II, Item 1A, “Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities.”

The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2010 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2010 estimated realizable value	$4	$3,539
Realized – net of fees	(4)	(104)
Increase (decrease) in unrealized estimated value	-	629
December 31, 2010 estimated realizable value	-	4,064
Realized – net of fees	-	(35)
(Decrease) due to impairment of assets		(90)
(Decrease) due to transfer of assets		(131)
(Decrease) in unrealized estimated value	-	(41)
March 31, 2011 estimated realizable value	$-	$3,767

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $1,145,000.  The increase in unrealized estimated value is a result of changes in marketability.

(3)	Net of sharing with Windspeed and transferred assets pursuant to the new extended management agreement terms.

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

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately five private companies (approximately fifteen of the portfolio companies have been transferred to Windspeed under the new extended agreement). The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At March 31, 2011, the carrying value of the Company’s equity investments in private companies was approximately $1,145,000, and the estimated fair market value was approximately $3,767,000.

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

Recent Developments

Dividend and CDR Payment

On April 1, 2011, the Company announced that its Board of Directors had declared a cash dividend of $3.1273 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $12.6 million), payable on April 21, 2011 to common stockholders of record on April 11, 2011.

On April 1, 2011, the Company also announced that it would make a cash payment of $0.04985 per CDR, (an aggregate distribution of approximately $7.4 million), payable on April 21, 2011 to CDR holders of record on April 11, 2011.

As of April 21, 2011, after the distribution of the $20 million combined dividend and CDR payment, the balance of unrestricted cash decreased from $51.1 million, as of March 31, 2011, to $31.1 million.

Equity Investments

On May 10, 2011, The Active Network, Inc. announced terms for its IPO and on May 11, 2011, Tripwire Inc. announced that it had been acquired by the private equity firm Thoma Bravo LLC.  The Company has estimated that the impact of these events will be a reduction of approximately $200,000 in the fair market value of its equity investments as disclosed in this filing.

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

Litigation Trust Summary Judgments

The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Nine of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

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

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the proceedings were continued to June 15, 2010.  On June 15, 2010, the judge issued an opinion granting the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  The proceedings were continued to July 14, 2010 at which time judgments were to be entered against the SIP participants.  However, on July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  Judge Tailor has since continued the Motion to Stay each month, and the next hearing date is scheduled for May 24, 2011.

As reported in the Twenty-Sixth Status Report of Comdisco Litigation Trustee, filed on May 2, 2011, twenty-seven of the SIP Participants in federal court and three of the SIP Participants in the state court have settled with the Litigation Trust.

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

Results of Operations

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Revenue

Changes in total revenue for the three months ended March 31, 2011 compared to the three months ended March  31, 2010 were as follows (in thousands):

	Three months ended March 31,
	2011	2010	Percent Increase (Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$128	$25	+100%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	30	33	(9)%	Interest earned on cash balances.
Foreign exchange gain	185	116	59%	Translation gains for foreign entities that have been substantially liquidated or are currently in process of liquidation. (B)
Miscellaneous income	10	3	+100%	Miscellaneous receipts.
Total revenue	$353	$177	99%

(A)
The increase in gains on sale of equity holdings for the quarter ended March 31, 2011 is a result of the non-cash gain from the new extended management agreement and slightly higher liquidations of positions held compared to the quarter ended March 31, 2010.

(B)
Increase in foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 were as follows (in thousands):

	Three months ended March 31,
	2011	2010	Percent Increase (Decrease)	Explanation of Change
Selling, general and administrative	$774	$1,151	(33)%	Lower consultants, professional and accounting fees incurred during the quarter ended March 2011 compared to the quarter ended March 2010.
Contingent distribution rights	(64)	322	+(100)%	(A)
Bad debt recoveries	(38)	(115)	(67)%	Collections and recoveries.
Write down of equity securities	90	--	N/A
Total costs and expenses	$762	$1,358	(44)%

(A)
The decrease in CDR expense is primarily the result of projected lower future estimated interest income from a reduced future cash balance as a result of the dividend and CDR distribution made on April 21, 2011, offset slightly by the equity income and foreign exchange gain in the quarter ended March 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended March 31, 2011 and $1,020,000 U.S. federal income tax expense the three months ended March 31, 2010 (primarily as a result of the wind-down transactions for its Canadian subsidiaries).

The Company recorded approximately $112,000 of income tax expense for its Canadian subsidiary for a notice of assessment for the three months ended March 31, 2011.  The Company recorded approximately $2,224,000 of income tax benefit for its Canadian subsidiary for the three months ended March 31, 2010.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded $1,000 income tax benefit for its UK subsidiary, Equiplease Limited, for the three months ended March 31, 2011 and $5,000 of tax expense for the three months ended March 31, 2010.

Net earnings (loss)

Net loss was approximately ($520,000), or ($0.13) per share-basic and diluted, for the three months ended March 31, 2011 compared to net earnings of approximately $18,000, or $0.00 per share-basic and diluted, for the three months ended March 31, 2010.

Six Months Ended March 31, 2011 Compared to the Six Months Ended March 31, 2010

Revenue

Changes in total revenue for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 were as follows (in thousands):

	Six months ended March 31,
	2011	2010	Percent Increase (Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$236	$33	+100%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	63	60	5%	Interest earned on cash balances. (B)
Foreign exchange gain	351	260	35%	(C)
Miscellaneous income	16	5	+100%	Miscellaneous receipts.
Total revenue	$666	$358	86%

(A)
The increase in gains on sale of equity holdings for the six months ended March 31, 2011 is a result of the non-cash gain from the new extended management agreement and higher liquidations of positions held compared to the six months ended March 31, 2010.

(B)	Interest income earned in the six months ended March 31, 2011 is slightly higher compared to the prior year due to short-term investments.
(C)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 were as follows (in thousands):

	Six months ended March 31,
	2011	2010	Percent Increase (Decrease)	Explanation of Change
Selling, general and administrative	$1,835	$2,559	(28%)	Decrease in professional fees incurred during the six months primarily related to the continued wind-down of operations.
Write-down of equity securities	90	16	+100%	Impairment of asset.
Contingent distribution rights	138	262	(47%)	(A)
Bad debt recoveries	(245)	(143)	71%	Collections and recoveries.(B)
Total costs and expenses	$1,818	$2,694	(33%)

(A)
The decrease in CDR expense is primarily the result of projected lower future estimated interest income from a reduced future cash balance as a result of the dividend and CDR distribution made on April 21, 2011, offset slightly by the equity income and foreign exchange gain in the six months ended March 31, 2011.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(B)	Slightly higher recoveries in the six months ended March 31, 2011 compared to the prior year.

Income taxes

The Company recorded no U.S. federal income tax expense for the six months ended March 31, 2011 compared to $1,020,000 U.S. federal income tax expense primarily as a result of the wind-down transactions for its Canadian subsidiaries for the six months ended March 31, 2010.

The Company recorded approximately $118,000 of income tax expense for its Canadian subsidiary for the six months ended March 31, 2011 and recorded approximately $2,143,000 of income tax benefit for its Canadian subsidiary for the six months ended March 31, 2010.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded approximately $1,160,000 of income tax benefit for its Mexican subsidiary for the reversal of a tax liability for the six months ended March 31, 2011 and no income tax expense for the six months ended March 31, 2010.

The Company recorded $1,000 income tax benefit for its UK subsidiary, Equiplease Limited, for the six months ended March 31, 2011 and $5,000 of tax expense for the six months ended March 31, 2010.

Net Loss

Net loss was approximately ($109,000), or ($0.03) per share-basic and diluted, for the six months ended March 31, 2011 compared to a net loss of approximately ($1,218,000), or ($0.30) per share-basic and diluted, for the six months ended March 31, 2010.

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

At March 31, 2011, the Company had unrestricted cash and cash equivalents of approximately $51,129,000 a decrease of approximately $1,697,000 compared to September 30, 2010.  Net cash used in operating activities for the six months ended March 31, 2011 was approximately $1,756,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $59,000 for the six months ended March 31, 2011.

During the six months ended March 31, 2011, approximately $165,000 of proceeds were generated from the equity portfolios and approximately $295,000 was received from interest income, bad debt recoveries and other revenue.  The Company paid U.S. federal taxes of approximately $10,000 and paid taxes to the Mexican Ministry of Finance of approximately $268,000 and paid taxes to the CRA for $8,000.  The Company’s cash expenditures were primarily operating expenses of approximately $1,930,000 (principally professional services and employees’ compensation).

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

The Company paid out approximately $20 million in combined dividends and CDR payments on April 21, 2011, which reduced the balance of unrestricted cash from $51.1 million, as of March 31, 2011, to $31.1 million as of that date.

See “Risk Factors Relating to the Company-The Company’s Liquidity is Dependent on a Number of Factors” in Part II, Item 1A.

Dividends

There were no dividends paid during the quarter ended March 31, 2011. However, on April 1, 2011, the Company issued a press release announcing that its Board of Directors had declared a cash dividend of $3.1273 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $12.6 million), payable on April 21, 2011 to common stockholders of record on April 11, 2011.  Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

See “Risk Factors Relating to the Company-The Payment of Dividends and Distributions and Limited Public Market for Common Stock” in Part II, Item 1A.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

There were no CDR payments during the quarter ended March 31, 2011.  However, on April 1, 2011 the Company announced that it would make a cash payment of $0.04985 per CDR, (an aggregate payment of approximately $7.4 million), payable on April 21, 2011 to CDR holders of record on April 11, 2011.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of March 31, 2011, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,854 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 13(a)-15 or 15(d)-15 under the Exchange Act that occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” for a discussion of the motion of certain SIP claimants to terminate the Litigation Trust and the motion by the Litigation Trust to obtain summary judgments against certain SIP Participants who are defendants in the lawsuits.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its

Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of March 31, 2011, 97% of the estimated fair market value of the entire portfolio is concentrated in three individual companies and approximately 76% of the estimated amount is in two individual companies.

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

Impact of Interest Rates and Foreign Exchanges Rates

Increases in interest rates could impact the value of certain of the Company’s assets and fluctuations in the US dollar could impact the value of the Company’s remaining net foreign assets consisting primarily of tax receivables and tax liabilities, a bank guarantee in the Netherlands and recoveries on two former lease receivables in Europe.

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

COMDISCO HOLDING COMPANY, INC.

Dated: May 16, 2011	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer)