Form 10-Q
period 2011-06-30
COMDISCO HOLDING CO INC
filed 2011-08-09
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,028,951 shares of the registrant’s Common Stock, $0.01 par value per share, were outstanding on July 31, 2011.

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and nine months ended June 30, 2011 and 2010 (Unaudited)
(in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Revenue
Gain on sale of equity and warrant securities	$843	$--	$1,079	$33
Interest income	24	35	87	96
Foreign exchange gain	--	--	350	260
Miscellaneous income	--	17	16	21
Total revenue	867	52	1,532	410
Costs and expenses
Selling, general and administrative	651	1,646	2,486	4,205
Write-down of equity securities	--	--	90	16
Contingent distribution rights	(803)	(1,082)	(665)	(820)
Foreign exchange loss	25	182	25	182
Bad debt recoveries	(40)	(14)	(285)	(157)
Total costs and expenses	(167)	732	1,651	3,426
Earnings (loss) before income taxes	1,034	(680)	(119)	(3,016)
Income tax expense (benefit)	5	1,363	(1,039)	245
Net earnings (loss)	$1,029	$(2,043)	$920	$(3,261)
Basic and diluted earnings (loss) per common share	$0.26	$(0.51)	$0.23	$(0.81)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – June 30, 2011 (Unaudited) and September 30, 2010 (Audited)
(in thousands except share data)

	June 30, 2011	September 30, 2010
ASSETS
Cash and cash equivalents	$31,591	$52,826
Cash – legally restricted	4,872	4,877
Short-term investments	3,096	2,916
Equity investments	887	1,335
Income tax receivables	3,157	2,997
Other assets	239	199
Total assets	$43,842	$65,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$106	$275
Income tax payables	770	2,146
Other liabilities
Accrued compensation	1,162	1,196
Contingent distribution rights	12,836	20,901
Other	365	464
Total other liabilities	14,363	22,561
Total liabilities	15,239	24,982
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at June 30, 2011 and 4,200,000 shares issued and 4,029,055 shares outstanding at September 30, 2010	70	72
Additional paid-in capital	28,415	44,136
Accumulated other comprehensive income	118	4
Retained earnings	--	277
Common stock held in treasury, at cost; 0 shares at June 30, 2011 and 170,945 shares at September 30, 2010	--	(4,321)
Total stockholders’ equity	28,603	40,168
Total liabilities and stockholders’ equity	$43,842	$65,150

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Nine months ended June 30, 2011 and 2010 (Unaudited)
(in thousands)

	Nine months ended June 30,
	2011	2010

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$1,421	$57
Interest, bad debt recoveries and other revenue	347	239
Selling, general and administrative expenses	(2,681)	(3,502)
Contingent distribution rights payments	(7,400)	--
Receipt of receivable from securities sold	--	350
Income tax receipts (payments)	(379)	(6,243)

Net cash (used in) operating activities	(8,692)	(9,099)

Cash flows from investing/financing activities:

Dividends paid on Common Stock	(12,600)	--
Distribution from partnership	--	53
Investment in private equity securities	--	(350)
Short-term investment	--	(42,863)
Net cash (used in) investing activities	(12,600)	(43,160)

Effect of exchange rates on cash and cash equivalents	57	523

Net (decrease) in cash and cash equivalents	(21,235)	(51,736)
Cash and cash equivalents at beginning of period	52,826	66,065

Cash and cash equivalents at end of period	$31,591	$14,329

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Nine months ended June 30,
	2011	2010
Reconciliation of net earnings (loss) to net cash (used in) operating activities:
Net earnings (loss)	$920	$(3,261)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Income tax (payments) receipts	(253)	(5,999)
Reversal of income tax liability	(1,165)	--
Contingent distribution rights	(8,065)	(820)
Receivables	(9)	361
Selling, general and administrative	(218)	703
Cost basis related to equity securities sold	435	--
Write-down of equity securities	90	16
Non-cash gain from the new extended management agreement	(93)	--
Amortization of prepaid management fee expense	23	--
Other, including foreign exchange	(357)	(99)
Net cash (used in) operating activities	$(8,692)	$(9,099)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

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

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes, and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants have filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit, on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.  As of the date of this filing, a hearing date before the federal district court judge has not been scheduled.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the proceedings were continued to June 15, 2010.  On June 15, 2010, the judge issued an opinion granting the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  The proceedings were continued to July 14, 2010 at which time judgments were to be entered against the SIP Participants.  However, on July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  Judge Tailor has since continued the Motion to Stay each month, and the next hearing date is scheduled for September 21, 2011.

As reported in the Twenty-Seventh Status Report of Comdisco Litigation Trustee, filed on July 29, 2011, twenty-seven of the SIP Participants in federal court and four of the SIP Participants in the state court have settled with the Litigation Trust.

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

The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2011.

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

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning with the quarter ended June 30, 2011.

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  Prior to February 21, 2011, Windspeed received fixed and declining management fees.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000, representing the excess of the fair value of the companies over their respective cost basis.  The Company has amortized $23,000 of the prepaid expense as of the nine months ended June 30, 2011.  Since February 21, 2011, prepaid management fee expense is being amortized over the two year agreement, and realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement. Through June 30, 2011, the Company had received approximately $69,851,000 in proceeds (prior to Windspeed’s management fees, sharing and target bonus award) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,743,000 in combined management fees, sharing and target bonus award through June 30, 2011.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2010	$-	$4	$4
December 31, 2010	$-	$-	$-
March 31, 2011	$-	$-	$-
June 30, 2011	$126	$118	$244

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements). At June 30, 2011, the Company owns shares in one publicly-traded company. The company is The

Active Network which went public during the quarter ended June 30, 2011.  The shares are held in lock-up until November 21, 2011.

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

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review and estimate the fair value of these securities.  The Company identifies and records impairment losses on equity securities when market and customer specific events and circumstances indicate the carrying value might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  The Company recorded a write-down in the nine months ended June 30, 2011 of $90,000 in investments other than the Windspeed portfolio.

4.   Income Taxes

The Company’s income tax expense for the three months ended June 30, 2011 includes approximately $5,000 of income tax expense for its Canadian subsidiary for interest accruals.
The Company’s net income tax benefit for the nine months ended June 30, 2011 of $1,039,000 includes a benefit of approximately $1,160,000 related to its Mexican subsidiary for the reversal of a tax liability, approximately $122,000 of income tax expense primarily related to a notice of assessment received for its Canadian subsidiary and an income tax benefit of $1,000 for foreign taxes for its UK subsidiary.

The Company’s net income tax expense for the three months ended June 30, 2010 of $1,363,000 includes approximately $15,000 of U.S. federal income tax expense primarily as a result of the wind-down events for its Canadian subsidiaries,  approximately $68,000 of tax benefit for its Canadian subsidiary as a result of the wind-down events in Canada,  approximately $1,418,000 of tax expense for its Mexican subsidiary for the recording of a tax liability and approximately $2,000 of tax benefit for its UK subsidiary.

The Company’s net income tax expense for the nine months ended June 30, 2010 of $245,000 includes approximately $1,035,000 of U.S. federal income tax expense primarily as a result of the wind-down events for its Canadian subsidiaries, a benefit of approximately $2,211,000 for its Canadian subsidiary as a result of the wind-down events in Canada, income tax expense of approximately $1,418,000 for its Mexican subsidiary for the recording of a tax liability and expense of $3,000 for its UK subsidiary.

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and foreign jurisdictions.

As of the date of this filing, the U.S. federal tax years open to examination are fiscal years ended September 30, 2007 through September 30, 2010.

The Company’s Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada. The more significant tax matters include, but are not limited to, “Notices of Objection” to reassessments which were filed for several tax years. The Company continues to advance matters with the Canada Revenue Agency (“CRA”) and the province of Ontario in respect of Notices of Objection filed for several tax years. The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2007 through 2009, as well as March 31, 2010 and 2011. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2006 through 2009, as well as March 31, 2010 and 2011.  The open tax year for the provinces of Quebec and Alberta is the tax year ended September 30, 1999.

The Company’s UK subsidiary, Equiplease Limited, has open tax years in Canada for the tax years ended August 19, 1990 through August 19, 2009 and September 10, 2009 and 2010.  The open tax years in the UK are the tax years ended August 19, 2009 and 2010 and February 28, 2011.

Comdisco, Inc., as a result of its former business operations in Puerto Rico, has open tax years in Puerto Rico for the tax years ended September 30, 2001 through September 30, 2010.

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

As of June 30, 2011, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $450,000. The entire balance, if realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any potential future tax audits and the expiration of certain statutes of limitation. The Company currently is unable to project the potential range of tax impacts.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.  As of June 30, 2011, accrued interest and penalties amounted to approximately $124,000.

5.   Stockholders’ Equity

When the Company emerged from bankruptcy, 4,200,000 shares of Common Stock were issued.  171,049 shares of Common Stock were retired during the quarter ended March 31, 2011.  As of June 30, 2011, the Company had 4,028,951 shares of Common Stock issued and outstanding.

On April 1, 2011, the Company issued a press release announcing that its Board of Directors had declared a cash dividend of $3.1273 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $12.6 million).  This was paid on April 21, 2011 to common stockholders of record on April 11, 2011.  Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Common stock in treasury	Total
Balance at September 30, 2010	$72	$44,136	$4	$277	$(4,321)	$40,168
Net earnings				920		920
Change in net unrealized gains			114			114
Treasury stock retired	(2)	(4,319)			4,321	--
Liquidating dividend payment April 21, 2011		(11,402)		(1,197)		(12,599)
Balance at June 30, 2011	$70	$28,415	$118	$--	$--	$28,603

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$118	$(1)	$118	$3
Reclassification adjustment for gains included in earnings before income taxes	--	--	(4)	(23)
Change in net unrealized gains (losses) (A)	118	(1)	114	(20)
Other comprehensive income (loss)	118	(1)	114	(20)
Net earnings (loss)	1,029	(2,043)	920	(3,261)
Total comprehensive income (loss)	$1,147	$(2,044)	$1,034	$(3,281)
(A) – No income tax effect on these gains (losses)

6.   Other Financial Information

Legally restricted cash is comprised of the following at June 30, 2011 and September 30, 2010 (in thousands):

	June 30, 2011	September 30, 2010
Incentive compensation escrow	$459	$455
Indemnification reserve	4,000	4,000
Other escrows	413	422
	$4,872	$4,877

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

Other liabilities consist of the following (in thousands):

	June 30, 2011	September 30, 2010
Accrued compensation	$1,162	$1,196
CDRs	12,836	20,901
Other liabilities	365	464
	$14,363	$22,561

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  The reduction in the CDR liability is a result of a CDR payment of approximately $7,400,000 paid on April 21, 2011.  Other liabilities include an accrued liability of approximately $188,000 for a bank guaranty held in the Netherlands.   The decrease in other liabilities was a result of a payment made during the quarter ended December 31, 2010 for a value added tax liability in Mexico.

The amounts due to CDR holders follow the formula described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
North America	$867	$52	$1,557	$409
Europe	--	-	(25)	1
Total	$867	$52	$1,532	$410

The loss in Europe is the result of a net liability denominated in Euros and a loss on an investment in the Company’s UK subsidiary that was liquidated during the quarter ended March 31, 2011.

The following table presents total assets and cash and cash-equivalents and short-term investments by geographic location based on the location of the Company’s offices (in thousands):

	June 30, 2011		September 30, 2010
	Total Assets	Cash and Cash Equivalents and Short-term investments	Total Assets	Cash and Cash Equivalent and Short-term investments
North America	$43,460	$39,177	$64,734	$60,203
Europe	382	382	416	416
Total	$43,842	$39,559	$65,150	$60,619

8.   Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.

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

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets, which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of June 30, 2011, are cash and cash equivalents in money market funds of approximately $30,469,000 and available-for-sale securities in the amount of $244,000.  In addition, the Company has $3,096,000 invested in a certificate of deposit in Canada with a maturity date which is within 360 days of June 30, 2011.  This investment is measured for disclosure purposes at fair value based upon Level 2 inputs.  Based upon Level 3 inputs, the Company estimates that the fair value of its private equity instruments at June 30, 2011, net of sharing and management fees to Windspeed, is approximately $2,162,000.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

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

The Company’s operations continued to wind-down during the nine months ended June 30, 2011 compared to prior periods. The Company’s assets at June 30, 2011 consisted primarily of cash and cash-equivalents, short-term investments, tax receivables, and equity securities. The timing of collections on the tax receivables and the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies”. It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of June 30, 2011, which is approximately $643,000. The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000, representing the excess of the fair value of the companies over their respective cost basis.  The Company has amortized $23,000 of the prepaid expense as of the nine months ended June 30, 2011.

The Company estimates that the realizable value for its Equity Investments in private companies, net of transferred assets and sharing with Windspeed (see table below), at June 30, 2011 is approximately $2,162,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management’s expectations are subject to the risk factors discussed in Part II, Item 1A, “Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities.”

The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2010 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2010 estimated realizable value	$4	$3,539
Realized – net of fees	(4)	(982)
(Decrease) due to impairment of assets	-	(90)
(Decrease) due to transfer of assets	-	(131)
(Decrease) in cost basis due to sale	-	(435)
Increase (decrease) due to transfer from private to public	126	(126)
Increase in unrealized estimated value	118	387
June 30, 2011 estimated realizable value	$244	$2,162

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $643,000.  The increase in unrealized estimated value is a result of changes in marketability.

(3)	Net of sharing with Windspeed and transferred assets pursuant to the new extended management agreement terms.

Collections and recoveries: The Company has potential collections and recoveries on a limited number of remaining accounts previously written off. Recoveries involve prior lessees or debtors now in bankruptcy and against whom the Company has filed and is pursuing claims to maximize its recoveries. The Company’s cost basis in these accounts is nominal. Additionally, the Company periodically recovers unclaimed property from various states. The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Part II, Item 1A, “Uncertainties in Collections and Recoveries.”

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

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately five private companies (approximately fifteen of the portfolio companies have been transferred to Windspeed under the new extended agreement). The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At June 30, 2011, the carrying value of the Company’s equity investments in private companies was approximately $643,000, and the estimated fair market value was approximately $2,162,000.

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

A federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants have filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit, on the summary judgments in the federal case was held on April 6, 2010.   The Seventh

Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.  As of the date of this filing, a hearing date before the federal district court judge has not been scheduled.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the proceedings were continued to June 15, 2010.  On June 15, 2010, the judge issued an opinion granting the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  The proceedings were continued to July 14, 2010 at which time judgments were to be entered against the SIP participants.  However, on July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  Judge Tailor has since continued the Motion to Stay each month, and the next hearing date is scheduled for September 21, 2011.

As reported in the Twenty-Seventh Status Report of Comdisco Litigation Trustee, filed on July 29, 2011, twenty-seven of the SIP Participants in federal court and four of the SIP Participants in the state court have settled with the Litigation Trust.

Please refer to the quarterly reports filed by the Litigation Trustee in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Bankruptcy Proceedings

On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  On July 11, 2011, a status hearing was set for August 30, 2011.

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

Results of Operations

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Revenue

Changes in total revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 were as follows (dollars in thousands):

			Percent
	Three months ended June 30,		Increase
	2011	2010	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$843	$--	N/A	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	24	35	(31)%	Interest earned on cash balances.
Miscellaneous income	--	17	(100)%	Miscellaneous receipts.
Total revenue	$867	$52	+100%

(A)	The increase in gains on sale of equity holdings for the quarter ended June 30, 2011 is a result of higher liquidations of positions held compared to the quarter ended June 30, 2010.

Costs and Expenses

Changes in total costs and expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 were as follows (dollars in thousands):

			Percent
	Three months ended June 30,		Increase
	2011	2010	(Decrease)	Explanation of Change
Selling, general and administrative	$651	$1,646	(61)%	Lower consultant, professional and accounting fees incurred during the quarter ended June 2011 related to the continued wind-down of operations.
Contingent distribution rights	(803)	(1,082)	(26)%	(A)
Bad debt recoveries	(40)	(14)	+100%	Collections and recoveries.
Foreign exchange loss	25	182	(86)%	Translation losses for foreign entities that have been substantially liquidated or are currently in process of liquidation. (B)
Total costs and expenses	$(167)	$732	(+100)%

(A)
The decrease in CDR expense is primarily the result of higher estimated future costs offset partially by the gain on sale of equity securities in the quarter ended June 30, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

(B)	Foreign exchange loss primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended June 30, 2011 and $15,000 U.S. federal income tax expense the three months ended June 30, 2010.

The Company recorded approximately $5,000 of income tax expense for its Canadian subsidiary for interest accruals for the three months ended June 30, 2011.  The Company recorded approximately $68,000 of income tax benefit for its Canadian subsidiary for the three months ended June 30, 2010.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down events in Canada.

The Company recorded no income tax expense for its Mexican subsidiary for the three months ended June 30, 2011 and approximately $1,418,000 of income tax expense for the three months ended June 30, 2010.

The Company recorded no income tax expense for its UK subsidiary, Equiplease Limited, for the three months ended June 30, 2011 and $2,000 of tax benefit for the three months ended June 30, 2010.

Net Earnings (Loss)

Net earnings was approximately $1,029,000, or $0.26 per share-basic and diluted, for the three months ended June 30, 2011 compared to net loss of approximately ($2,043,000), or ($0.51) per share-basic and diluted, for the three months ended June 30, 2010.

Nine Months Ended June 30, 2011 Compared to the Nine Months Ended June 30, 2010

Revenue

Changes in total revenue for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 were as follows (dollars in thousands):

	Nine months ended		Percent
	June 30,		Increase
	2011	2010	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$1,079	$33	+100%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	87	96	(9)%	Interest earned on cash balances. (B)
Foreign exchange gain	350	260	35%	(C)
Miscellaneous income	16	21	(24)%	Miscellaneous receipts.
Total revenue	$1,532	$410	+100%

(A)
The increase in gains on sale of equity holdings for the nine months ended June 30, 2011 is a result of the non-cash gain from the new extended management agreement and higher liquidations of positions held compared to the nine months ended June 30, 2010.

(B)	Due to lower interest rates, interest income earned in the nine months ended June 30, 2011 is slightly lower compared to the prior year.

(C)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 were as follows (dollars in thousands):

			Percent
	Nine months ended June 30,		Increase
	2011	2010	(Decrease)	Explanation of Change
Selling, general and administrative	$2,486	$4,205	(41%)	Decrease in professional fees incurred during the nine months primarily related to the continued wind-down of operations.
Write-down of equity securities	90	16	+100%	Impairment of asset.
Contingent distribution rights	(665)	(820)	(19%)	(A)
Bad debt recoveries	(285)	(157)	82%	Collections and recoveries.(B)
Foreign exchange loss	25	182	(86)%	(C)
Total costs and expenses	$1,651	$3,426	(52%)

(A)
The decrease in CDR expense is primarily the result of higher estimated future costs offset partially by the gain on sale of equity securities and foreign exchange gain in the nine months ended June 30, 2011.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(B)	Slightly higher recoveries in the nine months ended June 30, 2011 compared to the prior year.

(C)	Foreign exchange loss primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Income Taxes

The Company recorded no U.S. federal income tax expense for the nine months ended June 30, 2011 compared to $1,035,000 U.S. federal income tax expense primarily as a result of the wind-down events for its Canadian subsidiaries for the nine months ended June 30, 2010.

The Company recorded approximately $122,000 of income tax expense for its Canadian subsidiary for the nine months ended June 30, 2011 and recorded approximately $2,211,000 of income tax benefit for its Canadian subsidiary for the nine months ended June 30, 2010.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down events in Canada.

The Company recorded approximately $1,160,000 of income tax benefit for its Mexican subsidiary for the reversal of a tax liability for the nine months ended June 30, 2011 and approximately $1,418,000 of income tax expense for the nine months ended June 30, 2010.

The Company recorded $1,000 income tax benefit for foreign taxes for its UK subsidiary for the nine months ended June 30, 2011 and $3,000 of tax expense for the nine months ended June 30, 2010.

Net Earnings (Loss)

Net earnings was approximately $920,000, or $0.23 per share-basic and diluted, for the nine months ended June 30, 2011 compared to a net loss of approximately ($3,261,000), or ($0.81) per share-basic and diluted, for the nine months ended June 30, 2010.

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

At June 30, 2011, the Company had unrestricted cash and cash equivalents of approximately $31,591,000 a decrease of approximately $21,235,000 compared to September 30, 2010.  Net cash used in operating activities for the nine months ended June 30, 2011 was approximately $8,692,000.  Net cash used in financing activities for the nine months ended June 30, 2011 was approximately $12,600,000 for the payment of dividends.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $57,000 for the nine months ended June 30, 2011.

During the nine months ended June 30, 2011, approximately $1,421,000 of proceeds were generated from the equity portfolios and approximately $347,000 was received from interest income, bad debt recoveries and other revenue.  The Company paid U.S. federal taxes of approximately $10,000 and paid taxes to the Mexican Ministry of Finance of approximately $268,000 and paid taxes to the CRA for $101,000.  The Company’s cash expenditures were primarily operating expenses of approximately $2,681,000 (principally professional services and employees’ compensation).  The Company made payments to CDR holders in the amount of $7,400,000.

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

See “Risk Factors Relating to the Company-The Company’s Liquidity is Dependent on a Number of Factors” in Part II, Item 1A.

Dividends

On April 1, 2011, the Company issued a press release announcing that its Board of Directors had declared a cash dividend of $3.1273 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $12.6 million).  This was paid on April 21, 2011 to common stockholders of record on April 11, 2011.  Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

See “Risk Factors Relating to the Company-The Payment of Dividends and Distributions and Limited Public Market for Common Stock” in Part II, Item 1A.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

On April 1, 2011 the Company announced that it would make a cash payment of $0.04985 per CDR, (an aggregate payment of approximately $7.4 million).   This was paid on April 21, 2011 to CDR holders of record on April 11, 2011.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  As of June 30, 2011, the sharing percentage was 37%, which is the maximum sharing percent.  As of August 2, 2011, there were 1,839 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Section 13(a)-15 or 15(d)-15 under the Exchange Act that occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s equity securities was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, the current estimated fair market value is subject to significant concentration risk, as of June 30, 2011, 88% of the estimated fair market value of the entire portfolio is concentrated in three individual companies and approximately 78% of the estimated amount is in two individual companies.

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

Impact of Interest Rates and Foreign Exchanges Rates

Changes in interest rates could impact the value of certain of the Company’s assets and fluctuations in the US dollar could impact the value of the Company’s remaining net foreign assets consisting primarily of tax receivables and tax liabilities, a bank guarantee in the Netherlands and recoveries on two former lease receivables in Europe.

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

101	XBRL Exemption*
______________

*               IN ACCORDANCE WITH A CONTINUING HARDSHIP EXEMPTION OBTAINED UNDER RULE 202 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED TO OCTOBER 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMDISCO HOLDING COMPANY, INC.

Dated: August 9, 2011	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer)