Form 10-K
period 2011-09-30
COMDISCO HOLDING CO INC
filed 2011-12-09
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                 Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $9,500,000 based on its closing price per share of $9.25 on March 31, 2011. On March 31, 2011, there were 4,028,951 shares of common stock outstanding. No officer or director beneficially held shares of the Company’s Common Stock as of December 1, 2011. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at December 1, 2011
Common Stock, par value $0.01 per share	4,028,951

DOCUMENTS INCORPORATED BY REFERENCE: NONE

2

COMDISCO HOLDING COMPANY, INC.
2011 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

2011 ANNUAL REPORT ON FORM 10-K

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

In this report on Form 10-K, references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.) and its predecessors, except in each case where the context indicates otherwise. References to “Comdisco, Inc.” mean Comdisco, Inc. and its subsidiaries, prior to the Company’s emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

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

Since emerging from bankruptcy proceedings on August 12, 2002 (See Reorganized Corporate History), the Company has, pursuant to the Plan, focused on the monetization of its remaining assets and the wind down of operations, including, reducing organizational size, distributions to creditors, resolution of outstanding litigation and claims, the settlement of any tax obligations to various taxing authorities and jurisdictions, and the liquidation of legal entities of the Company.

The Company expects total revenue and net cash provided by operating activities to continue to decrease until the completion of the wind down of its operations.  The Company cannot accurately predict the actual net amount to be realized, or the timing of such realization, from the continued monetization of its remaining assets.  The Company also expects operating expenses to continue as it pursues its business purpose under the Plan.  Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company’s future performance.

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.  As of December 1, 2011, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately six former employees continue to periodically assist the Company on a consulting basis.

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

In very general terms, the Plan contemplated six different classes of claims against the Comdisco, Inc. bankruptcy estate with the only remaining relevant classes of claims being described below:

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

Pursuant to a Bankruptcy court order dated March 27, 2003, approximately 4,388,000 CDRs were held by the Company’s transfer agent and any distributions relating to these rights are held by the estate of Comdisco, pending resolution of the Class C-5A Claims related to the shares purchased pursuant to Comdisco, Inc.’s Shared Investment Plan (“SIP”). Approximately 2,532,000 of the aforementioned CDRs related to Class C-5A have been assigned to the Litigation Trust (as defined in the Plan) in conjunction with settlements reached between the litigation trustee and some of the senior managers who participated in the SIP (the “SIP Participants”) or turned over to the litigation trustee according to an order entered by a Federal Court authorizing turnover of CDR assets.  Approximately 512,000 CDRs were assigned to individuals or other trustees.  Additionally, 92,000 CDRs related to Class C-5A Claims have been cancelled during the bankruptcy by the Company.  The balance of approximately 1,252,000 CDRs are currently being held by the Company’s transfer agent and any distributions relating to these rights are being held by the estate of Comdisco.

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

The Litigation Trust has commenced both state and federal lawsuits to collect on such SIP Participants’ promissory notes. Nine of the sixty-seven SIP Participants filed personal bankruptcy.  A brief description of the federal and state cases follows below.

The Litigation Trust filed and a federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes, and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit (the “Seventh Circuit”) on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.  On October 18, 2011, a hearing was held before Judge Gettleman.  A status hearing is set for December 22, 2011.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and set the next status hearing for January 17, 2012.

As reported in the Twenty-Eighth Status Report of Comdisco Litigation Trustee, filed on November 2, 2011, twenty-seven of the SIP Participants in federal court and four of the SIP Participants in the state court have settled with the Litigation Trust.

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

On October 1, 2010, Randolph I. Thornton renewed the appointment of the following employees, Robert E. T. Lackey, Deborah L. Dompke, Susan Long, Mary Ann Bolster and Michael J. Salerno, as Authorized Representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company, and report directly to him. Approximately six former employees continue to periodically assist the Company on a consulting basis.

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

Employees

On September 30, 2011, the Company had five U.S. employees (one full-time and four part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately six former employees continue to periodically assist the Company on a consulting basis.

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

Impact of Recoveries by Litigation Trust on the Company’s Obligation to Make Payments in Respect of Contingent Distribution Rights

As the present value of distributions to certain C-4 creditors has reached the 100% threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive payments from the Company equal to 37% of each dollar available to be distributed to Comdisco C-4 creditors in accordance with the Plan. All payments by the Company in respect of CDRs are made from the Company’s available cash-on-hand and not from funds distributed by the Litigation Trust. The Company expects to maintain cash reserves sufficient to make any required payments pursuant to its CDR liability arising from either the Company’s equity or net distributions from the Litigation Trust.  Any actual net distributions by the Litigation Trust to the C-4 creditors will increase the Company’s liability to CDR holders.  As of the date of this filing, a reasonable estimate of future net distributions is not determinable.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional investment management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004, on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s Equity Investments was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value.  Furthermore, as of September 30, 2011, the total portfolio of six companies which has an estimated fair market value of approximately $2,353,000 is subject to significant concentration risk, as follows: 93% of such value is in three individual companies, and approximately 84% of such value is in two individual companies.

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

Limited Public Market for Common Stock

There is currently a limited public market for the Company’s Common Stock. Holders of the Company’s Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased could be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company’s book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company’s business performance, its limited business purpose, industry dynamics, news announcements or changes in general economic conditions.

Limited Public Market for Contingent Distribution Rights

There is currently a limited public market for the Company’s CDRs. Holders of the Company’s CDRs may, therefore, have difficulty selling their CDRs, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any CDRs which may be purchased could be sold without incurring a loss. Any such market price of the CDRs may not necessarily bear any relationship to the Company’s book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the CDRs in the future. Further, the market price of the CDRs may be volatile depending on a number of factors, including the status of the Company’s business performance, industry dynamics, news announcements or changes in general economic conditions.

Impact of Interest Rates and Foreign Exchanges Rates

Changes in interest rates could impact the value of certain of the Company’s assets and fluctuations in the foreign currency exchange rates could impact the value of the Company’s remaining net foreign assets, denominated in other than US dollars, consisting primarily of tax receivables and tax liabilities, a bank guarantee in the Netherlands and recoveries on two former lease receivables in Europe.

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

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Proceeding

The Company continues to appear before the Bankruptcy court from time to time to clarify and administer Plan matters and the wind down of the operations of the Company. On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  On August 30, 2011, a status hearing was set for February 6, 2012.

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

The Litigation Trust filed and a federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.  On October 18, 2011 a hearing was held before Judge Gettleman.  A status hearing is set for December 22, 2011.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and set the next status hearing for January 17, 2012.

As reported in the Twenty-Eighth Status Report of Comdisco Litigation Trustee, filed on November 2, 2011, twenty-seven of the SIP Participants in federal court and four of the SIP Participants in the state court have settled with the Litigation Trust.

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

The Plan authorizes, but does not require, the issuance of additional shares of the Company’s Common Stock to make distributions to holders of CDRs. The Company has historically chosen to distribute cash to holders of CDRs in lieu of shares of Common Stock (see discussion following for distributions made to holders of CDRs). More information on distributions to holders of CDRs can be found in a Registration Statement on Form 8-A filed by the Company on August 12, 2002 with the SEC and in the section Contingent Distribution Rights in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Common Stock

As of December 1, 2011, there were 222 shareholders of record of the Company’s Common Stock. The following table sets forth the adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2011 and 2010.

2011				2010
Quarter	High	Low	Dividends	High	Low	Dividends
First	$9.25	$ 8.50	--	$10.50	7.95	--
Second	9.43	8.55	--	10.00	8.00	--
Third	9.50	5.36	$ 3.13	9.49	8.60	--
Fourth	7.00	5.20	--	9.00	8.00	--

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

The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company’s Common Stock were as follows (in thousands):

Aggregate Payment
May 2003	$307,773
June 2003	60,019
September 2003	199,782
December 2003	50,365
May 2004	48,267
March 2005	52,447
January 2006	20,172
December 2006	25,748
April 2011	12,600
$777,173

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  As of September 30, 2011, the sharing percentage was 37%, which is the maximum sharing percent.  As of December 1, 2011, there were 1,817 holders of record of the Company’s CDRs and 148,448,188 outstanding CDRs.

The Company continues to maintain sufficient cash reserves for operations and any potential additional CDR liability arising from any potential net distributions from the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

 Aggregate total distributions with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
September 2008 reallocation	--	.01984
April 2011	7,400	.04985
Total CDR payments	$125,564	$.84585

See “Critical Accounting Policies” and “Contingent Distribution Rights” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the CDR liability.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no repurchases of Common Stock in the fourth quarter of fiscal 2011 or during the fiscal year 2011. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2011. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors Relating to the Company.”

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

General

The Company’s operations continued to wind down during the fiscal year 2011 compared to prior periods. The Company’s assets at September 30, 2011 consist primarily of cash and cash-equivalents, short-term investments,  and equity securities. The timing on collections on the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 5 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2011, which is approximately $535,000.  The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  As reported on a Current Report on Form 8-K filed by the Company on April 7, 2011, the Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any future management fees.  In lieu of such management fee payments, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000, representing the excess of the fair value of the companies over their respective cost basis.  The Company has amortized $40,000 of the prepaid expense as of the twelve months ended September 30, 2011.  The Company estimates that the realizable value for its Equity Investments in private companies, net of transferred assets and sharing with Windspeed, at September 30, 2011 is approximately $2,145,000 and combined with the carrying value of its public company of $208,000 is a total realizable value of approximately $2,353,000.

The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2010 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2010 estimated realizable value	$4	$3,539
Realized – net of fees	(4)	(982)
(Decrease) due to impairment of assets	-	(199)
(Decrease) due to transfer of assets	-	(131)
(Decrease) in cost basis due to sale	-	(435)
Increase (decrease) due to transfer from private to public	125	(125)
Increase in unrealized estimated value	83	478
September 30, 2011 estimated realizable value	$208	$2,145

(1)	Carrying value of public companies for financial statements is market value. See Note 5 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $535,000.  The increase in unrealized estimated value is a result of changes in marketability.

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

Subsidiaries:  The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to five subsidiaries as of December 1, 2011.  To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.  On September 30, 2011, the Company dissolved a limited partnership in the United Kingdom (“UK”) which is now classified as Equiplease Limited (in Members Voluntary Liquidation).

Trust Assets and Litigation Trust

Pursuant to the Plan, the Litigation Trust is solely responsible for collecting from, and has filed lawsuits against, all SIP Participants who had not accepted relief. Any judgments against the SIP Participants, net of fees and expenses, are considered Trust Assets as defined in the Plan, and will be distributed by the Litigation Trust in accordance with the Plan. The Litigation Trust files periodic reports with the Bankruptcy court.  These reports provide more information on the litigation being conducted by the Litigation Trust.

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

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. The Company paid a cash dividend of $3.1273 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $12.6 million) in the fiscal year ended September 30, 2011 and paid no dividends during the fiscal year ended September 30, 2010.  The Company made a cash payment of $0.04985 per CDR (an aggregate payment of approximately $7.4 million) to CDR holders in the fiscal year ended September 30, 2011 and made no payment to CDR holders in the fiscal year ended September 30, 2010.  See Item 1, “General Terms of the Plan of Reorganization” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.    Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

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

•
Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in approximately five private companies (the future proceeds of approximately fifteen of the portfolio companies have been transferred to Windspeed under the new extended agreement). The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Company’s portfolio in equity investments, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. At September 30, 2011, the carrying value of the Company’s equity investments in private companies was approximately $535,000 and the estimated fair market value was approximately $2,145,000, net of sharing.

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

Basis of Presentation

In this annual report on Form 10-K, references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries and Comdisco Ventures, Inc. (renamed to Comdisco Ventures Fund A LLC), and its predecessors, except in each case where the context indicates otherwise. References to “Comdisco, Inc.” mean Comdisco, Inc. and its subsidiaries, prior to the Company’s emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning with the quarter ending June 30, 2011.

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

The Litigation Trust filed and a federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and BNY Mellon (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit (the “Seventh Circuit”) on the summary judgments in the federal case was held on April 6, 2010.   The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.    On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.  On October 18, 2011, a hearing was held before Judge Gettleman.  A status hearing is set for December 22, 2011.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the Judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.   On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and set the next status hearing for January 17, 2012.

As reported in the Twenty-Eighth Status Report of Comdisco Litigation Trustee, filed on November 2, 2011, twenty-seven of the SIP Participants in federal court and four of the SIP Participants in the state court have settled with the Litigation Trust.

Please refer to the quarterly reports filed by the Litigation Trust in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement.

Bankruptcy Proceedings

On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  On August 30, 2011, a status hearing was set for February 6, 2012.

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

Subsidiary Changes

On September 30, 2011, the Company dissolved the limited partnership Equiplease Limited and it is now classified as In Members Voluntary Liquidation.

XBRL Exemption

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning with the quarter ending June 30, 2011.

Results of Operations

Certain reclassifications and immaterial corrections have been made to the prior period financial statements as discussed in Note 2 of Notes to Consolidated Financial Statements.

Fiscal Year Ended September 30, 2011 Compared to the Fiscal Year Ended September 30, 2010

Revenue (in thousands)	Year ended September 30,		Percent Increase (Decrease)	Explanation of Change
	2011	2010
Gain on sale of equity and warrant securities	$ 1,079	$ 294	+100%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	114	135	(16%)	Interest earned on cash balances. (B)
Foreign exchange gain	93	198	(53%)	Translation gains for foreign entities that have been substantially liquidated.
Miscellaneous income	16	27	(41%)	Miscellaneous receipts.
Total Revenue	$ 1,302	$ 654	99%

(A)
The increase in gains on sale of equity holdings for the year ended September 30, 2011 relates to an increase in the liquidations of positions in public and private companies from October 1, 2010 through September 30, 2011 as compared to the period from October 1, 2009 through September 30, 2010.

(B)	Interest income earned in the fiscal year ended September 30, 2011 is lower due to lower interest rates.

Costs and Expenses (in thousands)	Year ended September 30,		Percent Increase (Decrease)	Explanation of Change
	2011	2010
Selling, general and administrative	$ 3,131	$ 4,690	(33%)	SG&A costs have decreased due to lower compensation expense and lower accounting and professional fees.
Write-down of privately held securities	199	34	+100%
Contingent distribution rights	(2,128)	(529)	+100%	(A)
Bad debt recoveries	(551)	(185)	+100%	Collections and recoveries. (B)
	$ 651	$ 4,010	(84%)

(A)
The reduction in CDR expense during 2011 is primarily the result of income tax expense from the write off of a Canadian tax receivable during the year ended September 30, 2011, together with higher estimated future selling, general and administrative costs.  This reduction was offset in part by higher gain on sale of equity investments and bad debt recoveries.  The reduction in CDR expense during 2010 is primarily the result of higher estimated future selling, general and administrative costs offset in part by a net tax benefit and higher gain on sale of equity investments.  See Item 7 "Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the Litigation Trust.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation”.

(B)	The increase in proceeds during the fiscal year ended September 30, 2011 was due to a bad debt recovery from a previously written off claim in a foreign bankruptcy estate.

Selling, General and Administrative Expenses

The following table summarizes selling, general and administrative expenses (in thousands):

	Year ended September 30,
	2011	2010
Compensation and benefits	$1,266	$1,769
Outside professional services	1,205	2,054
Other expenses	660	867
	$3,131	$4,690
Income Taxes

See Note 4 – Income Taxes of Notes to Consolidated Financial Statements for details about the Company’s income tax provision. Income taxes are subject to the risk factor “The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions” discussed in Item 1A, “Risk Factors”.

The Company’s U.S. federal taxes are impacted from its wind down activities, including the liquidation and repatriation of foreign assets.  During the fiscal year ended September 30, 2011, the Company recorded no US tax expense.  During the fiscal year ended September 30, 2010, the Company recorded U.S. tax expense of $1,041,000 as a result of the impact of transactions implemented to effect the wind down of Comdisco Canada Limited (“CCL”) and normal U.S. operations.  During the fiscal year ended September 30, 2011, the Company made estimated payments to the Internal Revenue Service (“IRS”) in the amount of $10,000.  During the fiscal year ended September 30, 2010, the Company made estimated payments to the Internal Revenue Service (“IRS”) in the amount of $1,050,000.

During the fiscal year ended September 30, 2011, the Company recorded tax expense of $3,393,000 for its Canadian operations as a result of the following: (a) the write off of a tax receivable based on an adverse position taken by the Canada Revenue Agency (“CRA”) in response to the Notices of Objection to reassessment which were filed for the tax years ended September 30, 2000 and 2001 by the Company during the quarter ended September 30, 2011, (b) increased interest accruals, and (c) settlements with tax authorities.  During the fiscal year ended September 30, 2010, the Company recorded a $2,217,000 net benefit for CCL, as a result of transactions implemented to effect the wind down of Comdisco Canada Equipment Finance Limited Partnership (“CCEF”) and CCL.

  During the year ended September 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which was recorded in income tax expense.  During the quarter ended December 31, 2010, the tax audit for 2003 was closed and the Company made a payment for income taxes in the amount of $268,000 and recorded a tax benefit of $1,160,000.  As a result of the tax audit, during the year ended September 30, 2010, the Company also recorded an estimated liability for value added tax (“VAT”) in the amount of $120,000 which was recorded in selling, general and administrative expense.  The final assessment was received by the Company and paid in the quarter ended December 31, 2010.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2010.

During the year ended September 30, 2009, the Company established liabilities of approximately $360,000 to cover potential tax obligations for final tax clearance with the Puerto Rico Treasury Department and in the year ended September 30, 2010, the Company reversed approximately $309,000 of such liabilities as a result of a closing agreement with the taxing authority.

Net (Loss)

Net loss was approximately $(1,581,000), or $(0.39) per share-basic and diluted, for the fiscal year ended September 30, 2011 compared to a net loss of approximately $(3,278,000), or $(0.81) per share-basic and diluted, for the fiscal year ended September 30, 2010.

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

At September 30, 2011, the Company had unrestricted cash and cash equivalents of approximately $30,950,000, a decrease of approximately $21,876,000 compared to September 30, 2010.  These funds are primarily held in the United States.  Net cash used in operating activities for the fiscal year ended September 30, 2011 was $9,282,000.  Net cash used in investing/financing activities for the fiscal year ended September 30, 2011 was $12,600,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $6,000 for the fiscal year ended September 30, 2011.

Cash used in operating activities primarily consisted of approximately $379,000 of net tax payments that were paid to the IRS, the CRA and the Mexican Ministry of Finance, and cash expenditures, which were primarily operating expenses of $3,309,000 (principally professional services and compensation).  Additionally, approximately $1,421,000 of proceeds net of fees were generated from the Windspeed managed warrant and equity portfolio and approximately $385,000 of proceeds were received from interest income, bad debt recoveries and other revenue.

Net cash used in investing/financing activities was a result of a cash dividend payment of $12,600,000 made on April 21, 2011.

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

Dividends

The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company’s Common Stock were as follows (in thousands):

Aggregate Payment
May 2003	$307,773
June 2003	60,019
September 2003	199,782
December 2003	50,365
May 2004	48,267
March 2005	52,447
January 2006	20,172
December 2006	25,748
April 2011	12,600
$777,173

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 1, 2011, the sharing percentage was 37%, which is the maximum sharing percent and there were 1,817 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from either the Company’s equity and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

 Aggregate total distributions with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
September 2008 reallocation	--	.01984
April 2011	7,400	.04985
Total CDR payments	$125,565	$.84585

During the quarter ended September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve, and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the shares related to the Class C-5B claims in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates of its private equity investments in determining the CDR liability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

 /s/ KPMG LLP

Chicago, Illinois

December 9, 2011

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year ended September 30,	Year ended September 30,
	2011	2010
Revenue
Gain on sale of equity and warrant securities, net of fees	$1,079	$294
Interest income	114	135
Foreign exchange gain	93	198
Miscellaneous income	16	27
Total revenue	1,302	654
Costs and expenses
Selling, general and administrative	3,131	4,690
Write-down of privately held securities	199	34
Contingent Distribution Rights	(2,128)	(529)
Bad debt recoveries	(551)	(185)
Total costs and expenses	651	4,010
Earnings (loss) before income taxes	651	(3,356)
Income tax expense (benefit)	2,232	(78)
Net (loss)	$(1,581)	(3,278)
Basic and diluted (loss) per common share	$(0.39)	$(0.81)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and per share data)

	September 30, 2011	September 30, 2010
ASSETS
Cash and cash equivalents	$30,950	$52,826
Cash – legally restricted	4,856	4,877
Short-term investment	2,928	2,916
Equity investments	743	1,335
Income tax receivables	--	2,997
Receivable from bad debt recovery	251	--
Other assets	245	199
Total assets	$39,973	$65,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$127	$275
Income tax payables	904	2,146
Other liabilities:
Accrued compensation	1,170	1,196
Contingent Distribution Rights	11,373	20,901
Other liabilities	333	464
Total other liabilities	12,876	22,561
Total liabilities	13,907	24,982
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at September 30, 2011 and 4,200,000 shares issued and 4,029,055 shares outstanding at September 30, 2010	70	72
Additional paid-in capital	28,414	44,136
Accumulated other comprehensive income	83	4
Retained earnings (deficit)	(2,501)	277
Common stock held in treasury, at cost: 0 shares at September 30, 2011 and 170,945 shares at September 30, 2010	--	(4,321)

Total stockholders’ equity	26,066	40,168
	$39,973	$65,150

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in capital	Accumulated other comprehensive income	Retained earnings (deficit)	Common stock placed in treasury	Total
Balance at September 30, 2009	$72	$44,136	$23	$3,555	$(4,321)	$43,465
Net loss				(3,278)		(3,278)
Change in unrealized gain			(19)			(19)
Total comprehensive loss						(3,297)
Balance at September 30, 2010	72	44,136	4	277	(4,321)	40,168
Net loss				(1,581)		(1,581)
Change in unrealized gain			79			79
Total comprehensive loss						(1,502)
Liquidating dividend payment April 21, 2011		(11,403)		(1,197)		(12,600)
Treasury stock retired	(2)	(4,319)			4,321	--

Balance at September 30, 2011	$70	$28,414	$83	$(2,501)	$--	$26,066

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2011	Year Ended September 30, 2010

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$1,421	$318
Interest, bad debt recoveries and other revenue	385	343
Selling, general and administrative expenses	(3,309)	(4,384)
Income tax receipts (payments)	(379)	(7,277)
Transfer of receivables from securities sold	--	350
Contingent distribution rights payments	(7,400)	--

Net cash (used by) provided by operating activities	(9,282)	(10,650)

Cash flows from investing/financing activities:
Dividends paid on Common Stock	(12,600)	--
Distribution from partnership	--	53
Exercise of warrants in private company	--	(350)
Short-term investment	--	(2,861)
Decrease in legally restricted cash	--	22
Net cash (used in) investing/ financing activities	(12,600)	(3,136)

Effective of exchange rates on cash and cash equivalents	6	547

Net (decrease) in cash and cash equivalents	(21,876)	(13,239)
Cash and cash equivalents at beginning of period	52,826	66,065

Cash and cash equivalents at end of period	$30,950	$52,826

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2011	Year Ended September 30, 2010
Reconciliation of net (loss) to net cash (used by) operating activities:
Net (loss)	$(1,581)	$(3,278)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Income tax receipts (payments)	(247)	(7,341)
Reversal of a Canadian income tax receivable	3,264	--
Reversal of a Mexican income tax liability	(1,165)	--
Contingent Distribution Rights	(9,528)	(529)
Selling, general, and administrative expenses	(218)	306
Write-down of privately held securities	199	34
Receivables	(263)	361
Cost basis related to equity securities sold	435	--
Non-cash gain from the new extended management agreement	(93)	--
Amortization of prepaid management fee expense	40	--
Other, including foreign exchange	(125)	(203)
Net cash (used by) provided by operating activities	$(9,282)	$(10,650)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011, and 2010

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

In this annual report on Form 10-K, references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries and Comdisco Ventures, Inc., and its predecessors, except in each case where the context indicates otherwise. References to “Comdisco, Inc.” mean Comdisco, Inc. and its subsidiaries, prior to the Company’s emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

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

On September 29, 2010, the Company was granted a two-year continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company would have otherwise had to comply with the XBRL requirement beginning with the quarter ending June 30, 2011.

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

On September 11, 2009, in order to facilitate the wind down of the Company’s foreign subsidiaries, the Company acquired all of the outstanding shares of Equiplease Limited (“Equiplease”), which owned a 1% interest in one of the Company’s former Canadian subsidiaries.  Equiplease was dissolved during the fiscal year ended September 30, 2011 and is now classified as Equiplease Limited (In Members Voluntary Liquidation).

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

Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”). The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired.  The Company recorded a write-down of equity securities for the year ended September 30, 2011 for approximately $199,000.  The Company recorded a write-down of equity securities for the year ended September 30, 2010 for approximately $34,000.  All write-downs are considered permanent impairments for financial reporting purposes.

Warrants: The Company’s investments in warrants (received in connection with its lease or other financings) were initially recorded at zero cost and carried in the consolidated financial statements as follows:

•
Warrants that meet the criteria for classification as available-for-sale are carried at fair value based on quoted market prices with unrealized gains excluded from earnings and reported in accumulated other comprehensive income.

•	Warrants that do not meet the criteria for classification as available-for-sale continue to be carried at zero value.

Contingent Distribution Rights

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, income taxes and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust for which, as of the date of this filing, a reasonable estimate of future net distributions is not determinable.    See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties Inherent in the CDR Liability Calculation”.

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

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is, to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 (which is effective for the Company’s fiscal year ended September 30, 2013) and will be applied retrospectively. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Note 4 - Income Taxes

The geographical sources of earnings (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2011	2010
United States	$981	$75,954
Outside United States	(330)	(79,310)
	$651	$(3,356)

During the year ended September 30, 2011, the earnings before income taxes in the United States and the loss before income taxes outside the United States were a result of the transactions implemented to effect the wind down of Comdisco de Mexico, S.A. de C.V (“Mexico”) and Comdisco Canada Limited (“CCL”) in which an intercompany debt owed by the Company’s U.S. entity was forgiven with Mexico and an intercompany receivable was forgiven with CCL.  During the year ended September 30, 2010, the earnings before income taxes in the United States and the loss before income taxes outside the United States were a result of transactions implemented to effect the wind down of CCL in which an intercompany debt owed by the Company’s U.S. entity was forgiven.

The components of the income tax (benefit) expense were as follows (in thousands):

	Year ended September 30,
	2011	2010
Current:
United States	$(1)	$1,041
Outside United States	2,233	(1,119)
Deferred:	--	--
United States	--	--
Outside United States	--	--
	$2,232	$(78)

The Company paid $10,000 to the IRS in the fiscal year ended September 30, 2011 and paid $1,050,000 to the IRS in the fiscal year ended September 30, 2010.

The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

	Year ended September 30,
	2011	2010
U.S. federal income tax rate	34.00%	34.00%
Increase (reduction) resulting from:
Final determinations (1)	(178.28)	--
Foreign income tax rate differential	538.87	(770.02)
Non-deductible CDR expenses	(111.23)	5.36
Unrealized gain (loss) on foreign exchange	(4.86)	--
Intercompany debt forgiveness	24.58	250.57
Change in valuation allowance	41.15	496.23
Return to provision – unrealized foreign gain (loss)	(0.92)	(14.82)
Other, net	(0.45)	1.00
Effective income tax rate	342.86%	2.32%

(1)	Final determinations include final agreements with tax authorities.

Deferred tax assets at September 30, 2011 and 2010 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Foreign loss carryforwards	$186	$147
U.S. and state NOL carryforward	110,724	110,419
AMT credit carryforwards	75,588	75,588

Gross deferred tax assets	186,498	186,154
Less: valuation allowance	(186,498)	(186,154)

Net deferred tax assets	$--	$--

The Company provides a valuation allowance for the remaining value of the deferred tax assets due to it being more likely than not that they will not be utilized in the future.

For financial reporting purposes, as of September 30, 2011, the Company has approximately $681,000 of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $186,000 to offset this deferred tax asset.

At September 30, 2011, the Company has available for U.S. federal income tax purposes the following carryforwards (in thousands):

Year scheduled to expire	Net operating loss

2023	$239,594
2024	37,101
2025	34,055
2031	770
$311,520

For U.S. federal income tax purposes, the Company has $75,588,000 of alternative minimum tax (“AMT”) credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date. The Company does not believe that it is more likely than not that the Company will generate sufficient future taxable income to realize the benefit of the AMT credit carryforwards.  As such, the Company has recognized a valuation allowance of $75,588,000 to offset this deferred tax asset.

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and foreign jurisdictions.

As of the date of this filing, the only federal tax years open to exam are fiscal years ended September 30, 2007 through September 30, 2010.

In the State of Illinois, the Company’s audits for the tax years ended September 30, 2006 and 2007 were closed on December 24, 2009 with no adjustments.  There are no other significant state audits in progress.

During the year ended September 30, 2009, the Company established liabilities of approximately $360,000 to cover potential tax obligations for final tax clearance with the Puerto Rico Treasury Department and in the year ended September 30, 2010, the Company reversed approximately $309,000 of such liabilities as a result of a closing agreement with the taxing authority.  Comdisco, Inc., as a result of its former business operations in Puerto Rico, has open tax years in Puerto Rico for the tax years ended September 30, 2001 through September 30, 2010.

The Company's Canadian subsidiary, CCL, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada.  The more significant tax matters include, but are not limited to, "Notices of Objection" to reassessments which were filed for the tax years ended September 30, 2000 and 2001. The Company continues to advance matters with the Canada Revenue Agency (“CRA”) and the province of Ontario in respect of the Notices of Objection. During the quarter ended September 30, 2011, as a result of an adverse position taken by the CRA in response to the Notices of Objection, the Company has written off an income tax receivable in the amount of approximately $3,264,000.  However, the Company continues to confer with its legal and tax advisors regarding its options and strategies to receive the tax refund.  The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2007 through 2009, as well as March 31, 2010 and 2011. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2006 through 2009, as well as March 31, 2010 and 2011. The open tax year for the province of Quebec and Alberta is the tax year ended September 30, 1999.

During the fiscal year ended September 30, 2011, the Company’s Canadian subsidiary made tax payments totaling approximately USD $101,000 to the Canadian taxing authorities.  During the fiscal year ended September 30, 2010, the Company’s Canadian subsidiary made tax payments totaling approximately USD $7,746,000 to the Canadian taxing authorities.

During the year ended September 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which was recorded in income tax expense.  During the quarter ended December 31, 2010, the tax audit for 2003 was closed and the Company made a payment for income taxes in the amount of $268,000 and recorded a tax benefit of $1,160,000.  As a result of the tax audit, during the year ended September 30, 2010, the Company also recorded an estimated liability for value added tax (“VAT”) in the amount of $120,000 which was recorded in selling, general and administrative expense.  The final assessment was received by the Company and paid in the quarter ended December 31, 2010.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2010.

The Company’s United Kingdom (“UK”) subsidiary, Equiplease Limited (In Members Voluntary Liquidation), has been liquidated as of June 30, 2011 therefore there are no open tax years.  The Company’s income tax benefit includes $1,000 for foreign taxes for its UK subsidiary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	September 30,	September 30,
	2011	2010
Beginning balance	$1,434	$4,521
Decreases related to settlements of certain tax audits	(268)	(35)
Increases related to settlements of certain tax audits	--	--
Decreases related to prior year tax positions	(1,160)	(4,470)
Increases related to prior year tax positions	--	1,418
Other	424	--
Ending balance	$430	$1,434

The entire balance of $430,000, if not realized, would impact the effective tax rate in future periods.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $430,000.

The Company recognizes interest and penalties accrued related to income tax reserves in respect of uncertain tax positions in the income tax provision. As of September 30, 2011, accrued interest and penalties amounted to $124,000.  For the year ended September 30, 2011, the net tax expense of $3,393,000 related to the Canadian entity, including interest expense and penalties in the statement of operations, was a result of the write off of an income tax receivable due to an adverse CRA position on a tax refund sought by the Company in connection with Notices of Objection filed for the tax years ended September 30, 2000 and 2001 and the Canadian wind down transaction.  For the year ended September 30, 2010, the net impact of the Canadian wind down transaction implemented during the twelve months ended September 30, 2010 was a net tax benefit of $2,217,000 including interest expense and penalties in the statement of operations.

Note 5 – Equity Investments

On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the “Agreements”) with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.’s warrant and equity investment portfolio.  As reported on a Current Report on Form 8-K filed by the Company on April 7, 2011, the Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  The Agreements include substantially all of the Company’s warrant and equity investment portfolio.  Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in certain of the Company’s equity securities at a set percentage. The Company has received approximately $69,851,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $11,743,000 in management fees and sharing through September 30, 2011. Management fees are expensed when incurred and realized gains on the sale of Equity Investments are reduced by sharing amounts under the management agreement.

Marketable equity investments:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Market value
September 30, 2011	$125	$83	$--	$208
September 30, 2010	$--	$4	$--	$4

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income. At September 30, 2011, the Company owns shares in one publicly-traded company.  The company is The Active Network which went public during the quarter ended June 30, 2011.  The shares were held in lock-up until November 28, 2011.  However, as of the date of this filing, the position has not been sold.  The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Realized gains, net of sharing and fees, are included in revenue in the consolidated statements of operations. During the fiscal year ended September 30, 2011, the Company received $1,421,000 in proceeds (after sharing and management fees) and realized a gain of $1,079,000 on the sale of marketable equity securities.

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Investments when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company’s equity investments in private companies was $535,000 at September 30, 2011 and $1,331,000 at September 30, 2010. Write-downs of equity securities were $199,000 and $34,000 during fiscal years 2011 and 2010, respectively.

Note 6 - Common Stock and Other Comprehensive Income

When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued.  171,049 shares of Common Stock held in treasury were retired during the quarter ended March 31, 2011.  As of September 30, 2011, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

The Company’s Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

	Year ended September 30
	2011		2010
Average common shares issued		4,200	4,200
Average common shares held in treasury		--	(171)
Average common shares retired		(171)	--
		4,029	4,029
Net (loss) to common stockholders		$(1,581)	$(3,278)
Basic and diluted (loss) per common share	$	(0.39)	$(0.81)

Accumulated other comprehensive (loss) consists of changes in the unrealized gains related to the Company’s holdings in available-for-sale investments.   Total comprehensive (loss) is as follows (in thousands):

	Year ended September 30,
	2011	2010
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$83	$6
Reclassification adjustment for gains included in earnings before income taxes	(4)	(25)

Change in net unrealized gains (losses) (A)	79	(19)

Net (loss)	(1,581)	(3,278)

Total comprehensive (loss)	$(1,502)	$(3,297)

Note (A):  No income tax effect on these gains (losses)

Note 7 - Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

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

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets, which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of September 30, 2011, are cash and cash equivalents in money market funds of approximately $29,802,000 and available-for-sale securities in the amount of $208,000.  Fair values were determined by the carrying amounts of cash and cash equivalents as such amounts approximate fair value because of the short-term maturity of these instruments.  In addition, the Company has $2,928,000 invested in a certificate of deposit in Canada with a maturity date which is within 360 days of September 30, 2011.  This investment is measured for disclosure purposes at fair value based upon Level 2 inputs.  Based upon Level 3 inputs, the Company estimates that the fair value of its private equity investments at September 30, 2011, net of sharing and management fees to Windspeed, is approximately $2,145,000.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

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

Equity investments in private companies consist primarily of small investments in approximately five private companies.  Common stock and preferred stock investments are carried at the lower of cost or fair market

value in the Company’s financial statements. Warrants in non-public companies are carried at zero value.   The carrying value of equity investments in private companies is $535,000 and the fair market value measured using Level 3 inputs is $2,145,000, net of sharing.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies, including warrants, was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of September 30, 2011, the total portfolio of six companies which has an estimated fair market value of $2,353,000 is subject to significant concentration risk, as follows: 93% of such value is in three individual companies, and approximately 84% of such value is in two individual companies.

Note 8 - Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2011 and 2010, are as follows (in thousands except per share data):

	Quarter ended
	December 31,		March 31,		June 30,		September 30,
	2010	2009	2011	2010	2011	2010	2011		2010
Total revenue	$312	$180	$353	$177	$867	$52	$(230	)(A)	$245
Net earnings (loss)	$411	$(1,237)	$(520)	$18	$1,029	$(2,043)	$(2,501	)(B)	$(16)
Basic and diluted earnings (loss) per common share	$0.10	$(0.31)	$(0.13)	$0.00	$0.26	$(0.51)	$(0.62)		$0.01

(A)	Foreign exchange loss in the quarter ended September 30, 2011 due to fluctuating foreign exchange rates.
(B)
During the quarter ended September 30, 2011, as a result of an adverse position taken by the CRA in response to the Notices of Objection, the Company has written off an income tax receivable in Canada offset partially by lower contingent distribution rights expense.

Note 9 - Other Financial Information

Legally restricted cash represents cash and cash equivalents that are related to the Company’s employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company. Legally restricted cash is comprised of the following (in thousands):

	September 30, 2011	September 30, 2010
Incentive compensation escrows	$464	$455
Indemnification reserve	4,000	4,000
Other escrows	392	422
	$4,856	$4,877

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

Other liabilities consist of the following (in thousands):
	September 30, 2011	September 30, 2010
Accrued compensation	$1,170	$1,196
CDRs	11,373	20,901
Other liabilities	333	464
	$12,876	$22,561

The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s Bankruptcy court approved compensation plans. The CDR liability reduction is primarily due to a CDR payment of $7,400,000 made on April 21, 2011 and the impact of writing off a Canadian income tax receivable and higher estimated future selling, general and administrative costs.  The decrease in other liabilities as compared to the year ended September 30, 2010 is a result of payment of a VAT liability in Mexico.

CDR’s:  As of September 30, 2008, the Company revised certain estimates utilized in estimating the CDR liability as a result of significant events and the resolution of various matters that occurred in the fourth quarter of fiscal year ended 2008.  Those events included: (i) the summary judgments in favor of the Litigation Trust against certain SIP Participants received on September 24, 2008, (ii) the distribution of the final Allowed Claim on July 10, 2008, (iii)  the withdrawal or dismissal of all remaining claims in the fourth quarter of the fiscal year 2008, (iv) the closure of the Disputed Claims Reserve and the final supplemental distribution from the Disputed Claims Reserve on August 14, 2008, and (v) the cancellation of the shares related to the Class C-5B claims in the Disputed Interests Reserve and the reallocation of the cash balances relating to those shares to the remaining CDR holders of record on September 25, 2008.  As a result of those significant events that occurred in the fiscal quarter ended September 30, 2008 and as a result of other facts and circumstances, the Company believes it is also better able to estimate certain future cash flows in excess of book value that were previously not considered estimable. However, due to the volatility in the markets for equity, the Company has not included its fair value estimates in determining the CDR liability.

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

Note 10 - Operations by Geographic Areas

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Year ended September 30,
	2011	2010
North America	$1,306	$613
Europe	(4)	41
	$1,302	$654

The loss in Europe is the result of a loss on an investment in the Company’s UK subsidiary that was liquidated during the year ended September 30, 2011 offset in part by foreign exchange gain of a net asset denominated in Euros.  The gain in Europe during the year ended September 30, 2010 was the result of foreign exchange gain of a net asset denominated in Euros.

The following table presents total assets and cash by geographic location based on the location of the Company’s offices as of September 30 (in thousands):

	2011		2010
	Total Assets	Cash and Cash Equivalents and Short-term Investments	Total Assets	Cash and Cash Equivalents and Short-term Investments

North America	$39,612	$38,373	$64,734	$60,203
Europe	361	361	416	416
Total	$39,973	$38,734	$65,150	$60,619

Note 11 - Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date through the filing date of these Consolidated Financial Statements on Form 10-K with the SEC.  The Company is not aware of any material subsequent events which would be required to be disclosed by it.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, management believes that, as of September 30, 2011, the Company’s internal control over financial reporting is effective.

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

Sole Officer and Director

Randolph I. Thornton (Age 66 - Director since August 2002)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2011.

Code of Ethics

On June 30, 2011, the Company updated and made effective its revised Code of Conduct Applicable to the Chief Executive Officer and Authorized Representatives. The Company updated and made effective its revised Code of Conduct for its employees in June 2011. Copies are available on the Company’s website at www.comdisco.com. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website and in future filings. To date, the Company has granted no such waivers.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	All Other Compensation($) Note (1)	Total ($)
Randolph I. Thornton	2011	--	125,500	125,500
Chief Executive Officer,	2010	--	119,300	119,300
President and Secretary	2009	--	115,100	115,100

(1)	Amount reflects total payments earned by Mr. Thornton pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal year 2011. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal year 2011. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

The Disbursing Agent’s compensation for the fiscal year ended September 30, 2011 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in fiscal year 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

The following table reflects the number of shares of Common Stock beneficially owned on December 1, 2011 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

Stockholders Owning at least 5 percent of the Company’s Common Stock

Name and Address		Shares Beneficially Owned	Percent of Class
Berkshire Hathaway, Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	(1)	1,538,377	38.18%
Davidson Kempner Partners 885 Third Avenue New York, New York 10022	(2)	946,753	23.50%

Kinetics Asset Management, Inc.	(3)	201,960	5.01%
470 Park Avenue South 4th Floor South, New York, NY, 10016
Haphazard Investors LLC 141 Heather Lane Mill Neck, NY 11765	(4)	314,539	7.81%

(1)
The information with respect to 1,538,377 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on its amended Report on Schedule 13F for the period ended September 30, 2011, filed with the SEC on November 15, 2011.

(2)
The information with respect to 946,753 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on its amended Schedule 13G, dated and filed with the SEC on February 14, 2006.

(3)
The information with respect to 201,960 shares of Common Stock beneficially owned by Kinetics Asset Management, Inc. is based on its Report on Schedule 13G  dated and filed with the SEC on January 31, 2011.

(4)	The information with respect to 314,539 shares of Common Stock beneficially owned by Haphazard Investors LLC is based on a Report on its Schedule 13G, dated and filed with the SEC on February 2, 2011.

Common Stock Owned by Directors and Executive Officers

Mr. Thornton (who is the Company’s sole officer and director) does not beneficially own any shares of the Company’s common stock in the Company as of December 1, 2011. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee of the Board of Directors

The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal year 2011. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the fiscal year 2011. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on Nasdaq.

One of Mr. Thornton’s primary responsibilities is to provide oversight of the integrity of the Company’s financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors’ objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

Based on the review and discussions described in this report, Mr. Thornton determined that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, for filing with the SEC.

This report is submitted on behalf of the Audit Committee:

Randolph I. Thornton

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by KPMG, the Company’s principal accountant, for the audit of our annual financial statements for the fiscal years ended September 30, 2011 and September 30, 2010 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2011	2010
Audit Fees (1)	$200,000	$385,000
Audit Related Fees	10,000	--
Tax Fees (2)	9,100	8,810
All Other Fees	3,220	6,240
Total	$222,320	$400,050

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

2.3
Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. ss.ss.1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming the First Amended Plan of Reorganization of Comdisco, Inc. and its Affiliated Debtors and Debtors in Possession (Incorporated by reference to Exhibit 2.1 filed with Comdisco, Inc.’s Current Report on Form 8-K dated July 30, 2002, as filed with the Commission on August 9, 2002, File No. 1-7725).

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

4.1
Rights Agent Agreement between the Registrant and Mellon Investor Services L.L.C., as Rights Agent, dated as of August 12, 2002 (Incorporated by reference to Exhibit 4.5 filed with the Company’s Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968)

10.1*
Motion, dated as of May 24, 2002, and Order, dated as of June 18, 2002, Pursuant to 11 U.S.C. Sections 105(a) and 363(b)(1) Approving and Authorizing the Debtors’ Stay Bonus Plan and Management Incentive Plan, dated June 18, 2002 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

Exhibit No.	Description of Exhibit

10.2*
First Letter from Ronald C. Mishler to the Official Committee of Unsecured Creditors of Comdisco, Inc., dated May 29, 2002 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

10.3*
Second Letter from Ronald C. Mishler to the Official Committee of Unsecured Creditors of Comdisco, Inc., dated July 3, 2002 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Annual Report on Form 10-K dated September 30, 2002, as filed with the Commission on January 14, 2003, File No. 0-49968).

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

10.8
Second Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.9
Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.10
Third Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of March 16, 2009, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated March 19, 2009, as filed with the Commission on March 19, 2009, File No. 0-49968)

10.11
Fourth Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 5, 2011, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC, Comdisco Ventures Fund B, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated April 5, 2011, as filed with the Commission on April 7, 2011, File No. 0-49968)

21.1	Subsidiaries of the registrant (Filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1
Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

Exhibit No.	Description of Exhibit

101	XBRL Exemption**
* Management contract or compensatory plan or arrangement.

**  IN ACCORDANCE WITH A CONTINUING HARDSHIP EXEMPTION OBTAINED UNDER RULE 202 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED TO OCTOBER 1, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMDISCO HOLDING COMPANY, INC.

Dated: December 9, 2011	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2011.

SIGNATURE		DATE

By:	/s/ Randolph I. Thornton	December 9, 2011
Name:	Randolph I. Thornton
Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director