Form 10-Q
period 2011-12-31
COMDISCO HOLDING CO INC
filed 2012-02-13
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,028,951 shares of the registrant’s common stock, $0.01 par value per share, were outstanding on January 31, 2012.

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

In this quarterly report on Form 10-Q, references to “the Company,” “Comdisco Holding,” “we,” “us” and “our” mean Comdisco Holding Company, Inc., its consolidated subsidiaries, including Comdisco, Inc., Comdisco Ventures Fund A, LLC (formerly Comdisco Ventures, Inc.), and its predecessors, except in each case where the context indicates otherwise. References to “Comdisco, Inc.” mean Comdisco, Inc. and its subsidiaries prior to the Company’s emergence from bankruptcy on August 12, 2002, except where the context indicates otherwise.

Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and could adversely affect our future financial performance, include the risk factors discussed in the Company’s Annual Report on Form 10-K in Part I, Item 1A, Risk Factors and in the Company’s Quarterly Report on Form 10-Q in Part II, Item 1A, Risk Factors. Many of the risk factors that could affect the results of the Company’s operations are beyond our ability to control or predict.

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three months ended December 31, 2011 and 2010 (Unaudited)
(in thousands except per share data)

	Three months ended December 31,
	2011	2010
Revenue
Gain on sale of equity and warrant securities	$81	$108
Interest income	31	32
Foreign exchange gain	21	166
Miscellaneous income	--	6

Total revenue	133	312

Costs and expenses
Selling, general and administrative	921	1,060
Contingent distribution rights	126	203
Bad debt recoveries	(349)	(207)

Total costs and expenses	698	1,056

Net (loss) before income taxes	(565)	(744)
Income tax expense (benefit)	10	(1,155)

Net earnings (loss)	$(575)	$411

Basic and diluted net earnings (loss) per common share	$(0.14)	$0.10

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – December 31, 2011 (Unaudited) and September 30, 2011
(in thousands except share data)

	December 31, 2011	September 30, 2011
ASSETS
Cash and cash equivalents	$30,803	$30,950
Cash – legally restricted	4,845	4,856
Short-term investments	2,954	2,928
Equity investments	727	743
Receivable from bad debt recovery	--	251
Other assets	343	245
Total assets	$39,672	$39,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$252	$127
Income tax payables	923	904
Other liabilities
Accrued compensation	1,202	1,170
Contingent distribution rights	11,499	11,373
Other	320	333
Total other liabilities	13,021	12,876
Total liabilities	14,196	13,907

Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,028,951 shares outstanding at both December 31, 2011 and September 30, 2011	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	68	83
Accumulated deficit	(3,076)	(2,501)

Total stockholders’ equity	25,476	26,066
Total liabilities and stockholders’ equity	$39,672	$39,973

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Three months ended December 31, 2011 and 2010 (Unaudited)
(in thousands)

	Three Months Ended December 31,
	2011	2010

Cash flows from operating activities:
Equity and warrant proceeds net of sharing	$81	$165
Bad debt recoveries, interest and other revenue	613	155
Selling, general and administrative expenses	(848)	(1,125)
Income tax receipts (payments)	--	(278)

Net cash (used in) operating activities	(154)	(1,083)

Effect of exchange rates on cash and cash equivalents	7	24

Net (decrease) in cash and cash equivalents	(147)	(1,059)
Cash and cash equivalents at beginning of period	30,950	52,826

Cash and cash equivalents at end of period	$30,803	$51,767

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Three Months Ended December 31,
	2011	2010
Reconciliation of net earnings (loss) to net cash (used in) operating activities:
Net earnings (loss)	$(575)	$411
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Change in income tax liability	10	(1,443)
Contingent distribution rights	126	203
Receivables	240	(92)
Selling, general and administrative	58	(65)
Amortization of prepaid management fee expense	16	--
Other, including foreign exchange	(29)	(97)

Net cash (used in) operating activities	$(154)	$(1,083)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
December 31, 2011

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 in Part I and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  Capitalized terms used but not defined in this Quarterly Report on Form 10-Q have the meanings as defined in the Company’s First Amended Joint Plan of Reorganization (the “Plan”).

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

Comdisco Holding Company, Inc. (the “Company”) was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. The Company’s business purpose is limited to the orderly sale or collection of all its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

Litigation Trust: In February 1998, pursuant to the Shared Investment Plan (“SIP”), the participants in the SIP (the “SIP Participants”) took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”).  The Company and the SIP Lenders subsequently reached a settlement on the Guaranty that was approved by the Bankruptcy court on December 9, 2004.  The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Nine of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

The Litigation Trust filed and a federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs), on behalf of those SIP Participants, be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases back to Judge Gettleman for further proceedings.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  The judge also continued the Rule 16 scheduling conference to March 2, 2012.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents to be tendered at a status hearing on January 24, 2012.  On January 24, 2012, the judge set a hearing for March 9, 2012.

As reported in the Twenty-Ninth Status Report of Comdisco Litigation Trustee, filed on January 31, 2012, twenty-seven of the SIP Participants in federal court and four of the SIP Participants in the state court have settled with the Litigation Trust.

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

The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2012.

These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2011 included in the Annual Report on Form 10-K, as filed by us with the SEC on December 9, 2011.

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

3.             Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  Prior to February 21, 2011, Windspeed received fixed and declining management fees.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000 in fiscal year ending September 30, 2011, representing the excess of the fair value of the companies over their respective cost basis.  The Company has amortized $56,000 of the prepaid expense since the beginning of this agreement, which includes $16,000 amortized during the quarter ended December 31, 2011.  Since February 21, 2011, prepaid management fee expense is being amortized over the two year agreement, and realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement. Through December 31, 2011, the Company had received approximately $69,851,000 in proceeds (prior to Windspeed’s management fees and sharing) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,743,000 in combined management fees and sharing through December 31, 2011.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2011	$125	$83	$208
December 31, 2011	$125	$68	$193

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements). At December 31, 2011, the Company owned shares in one publicly-traded company.  This Company is The Active Network and the shares were held in lockup until November 26, 2011.   The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lockup period ends.  However, as of the date of this filing, this position has not been sold.

The Company’s practice is to work in conjunction with Windspeed to sell its marketable equity securities upon the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company. However, in the future, there is no assurance as to whether or not the Company either will be able to liquidate such positions held for any lockup period or realize any amount on such positions.

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

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada.  The most significant tax matter is the "Notices of Objection" to reassessments which were filed for the tax years ended September 30, 2000 and 2001. The Company continues to advance matters with the Canada Revenue Agency (“CRA”) and the province of Ontario in respect of the Notices of Objection. During the quarter ended September 30, 2011, as a result of an adverse position taken by the CRA in response to the Notices of Objection, the Company wrote off an income tax receivable in the amount of approximately $3,264,000.  However, the Company continues to confer with its legal and tax advisors regarding its options and strategies to resolve all or a portion of the tax refund claim.  The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2007 through 2009, as well as March 31, 2010 and 2011. The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2006 through 2009, as well as March 31, 2010 and 2011. The open tax year for the province of Quebec and Alberta is the tax year ended September 30, 1999.

The Company’s United Kingdom (“UK”) subsidiary, Equiplease Limited (In Members Voluntary Liquidation), was liquidated during the quarter ended June 30, 2011 and received a certificate of dissolution on January 11, 2012.  Therefore, there are no open tax years.

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

As of December 31, 2011, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $440,000. The entire balance, if realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $440,000.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.  As of December 31, 2011, accrued interest and penalties amounted to approximately $130,000.

5.             Stockholders’ Equity

When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued.  171,049 shares of common stock held in treasury were retired during the quarter ended March 31, 2011.  As of December 31, 2011, the Company had 4,028,951 shares of common stock issued and outstanding.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated (deficit)	Total
Balance at September 30, 2011	$70	$28,414	$83	$(2,501)	$26,066
Net earnings				(575)	(575)
Change in net unrealized gains			(15)		(15)
Balance at December 31, 2011	$70	$28,414	$68	$(3,076)	$25,476

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended December 31,
	2011	2010
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(15)	$--
Reclassification adjustment for gains included in earnings before income taxes	--	(4)

Change in net unrealized gains (losses) (A)	(15)	(4)

Other comprehensive (loss)	(15)	(4)
Net earnings (loss)	(575)	411

Total comprehensive income (loss)	$(590)	$407

(A) – No income tax effect on these gains (losses)

6.             Other Financial Information

Legally restricted cash is comprised of the following at December 31, 2011 and September 30, 2011 (in thousands):

	December 31, 2011	September 30, 2011
Incentive compensation escrow	$471	$464
Indemnification reserve	4,000	4,000
Other escrows	374	392
	$4,845	$4,856

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

Other liabilities consist of the following (in thousands):

	December 31, 2011	September 30, 2011
Accrued compensation	$1,202	$1,170
CDRs	11,499	11,373
Other liabilities	320	333
	$13,021	$12,876

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include an accrued liability of approximately $169,000 for a bank guaranty held in the Netherlands.

The amounts due to CDR holders follow the formula described in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.             Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Three months ended December 31,
	2011	2010
North America	$105	$285
Europe	28	27

Total	$133	$312

The revenue in Europe is the result of foreign exchange gain of a net asset denominated in Euros.

The following table presents total assets and cash and cash-equivalents, restricted cash and short-term investments by geographic location based on the location of the Company’s offices (in thousands):

	December 31, 2011		September 30, 2011
	Total Assets	Cash and Cash Equivalents and Short-term Investments	Total Assets	Cash and Cash Equivalents and Short-term Investments
North America	$39,330	$38,260	$39,612	$38,373
Europe	342	342	361	361

Total	$39,672	$38,602	$39,973	$38,734

8.             Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities

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

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets, which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of December 31, 2011, are cash and cash equivalents in money market funds comprising approximately $29,649,000 and available-for-sale securities in the amount of $193,000.  Fair values were determined by the carrying amounts of cash and cash equivalents as such amounts approximate fair value because of the short-term maturity of these instruments.  In addition, the Company has $2,954,000 invested in a certificate of deposit in Canada with a maturity date which is within 360 days of December 31, 2011.  This investment is measured for disclosure purposes at fair value based upon Level 2 inputs.  Based upon Level 3 inputs, the Company estimates that the fair value of its private equity investments at December 31, 2011, net of sharing with Windspeed, is approximately $2,166,000.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

In accordance with the provisions of ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” marketable equity investments (equity investments having a readily determinable fair value) have a carrying value and a fair value based on quoted market prices. The Company’s investment in warrants of public companies were valued at the bid quotation. The Company’s practice is to sell its marketable equity investments within a reasonable period of time upon the expiration of the lockup period.

ITEM  2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

On August 12, 2004, Randolph I. Thornton’s appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, he assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the Plan and Chapter 11 cases.

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

The Company maintains sufficient cash reserves for the potential CDR liability, including any potential liability arising from any net distributions by the Litigation Trust to C-4 creditors.  The outcome and timing of any actual net distributions by the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See below for “Critical Accounting Policies”.

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

The Company’s operations continued to wind-down during the three months ended December 31, 2011. The Company’s assets at December 31, 2011 consisted primarily of cash and cash-equivalents, short-term investments, and equity securities. The timing of the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies.” It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the $727,000 carrying amount reflected in the financial statements as of December 31, 2011.  The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000 during the fiscal year ending September 30, 2011, representing the excess of the fair market value of the companies over their respective cost basis.  The Company has amortized $56,000 of the prepaid expense since the beginning of the amended agreement, including $16,000 amortized during the quarter ended December 31, 2011.

The Company estimates that the realizable value for its Equity Investments in private companies, net of sharing with Windspeed (see table below), at December 31, 2011 is approximately $2,166,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments.  Furthermore, as of December 31, 2011, the total portfolio of six companies which has an estimated fair market value of approximately $2,359,000 is subject to significant concentration risk, as follows: 92% of such value is in three individual companies, and approximately 84% of such value is in two individual companies.

The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2011 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2011 estimated realizable value	$208	$2,145
Increase (decrease) in unrealized estimated value	(15)	21

December 31, 2011 estimated realizable value	$193	$2,166

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $534,000.  The increase in unrealized estimated value is a result of changes in marketability.

(3)	Net of sharing with Windspeed under the extended management agreement.

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

stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At December 31, 2011, the carrying value of the Company’s equity investments in private companies was approximately $534,000, and the estimated fair market value was approximately $2,166,000.

•
Income Taxes:  The Company establishes liabilities or reduces assets for uncertain tax positions when the Company believes certain tax positions are not more likely than not of being sustained if challenged.  Each fiscal quarter, the Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. Please refer to the Company’s annual consolidated financial statements and notes thereto, which contain the Company’s significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Developments

Bankruptcy Proceeding

The Company continues to appear before the Bankruptcy court from time to time to clarify and administer matters related to the Plan and the wind down of the operations of the Company. On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  On February 6, 2012, a status hearing was set for May 10, 2012.

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

The Litigation Trust filed and a federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases back to Judge Gettleman for further proceedings.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  The judge also continued the Rule 16 scheduling conference to March 2, 2012.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents to be tendered at a status hearing on January 24, 2012.  On January 24, 2012, the judge set a hearing for March 9, 2012.

As reported in the Twenty-Ninth Status Report of Comdisco Litigation Trustee, filed on January 31, 2012, twenty-seven of the SIP Participants in federal court and four of the SIP Participants in the state court have settled with the Litigation Trust.

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

Results of Operations

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Revenue

Changes in total revenue for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 were as follows (in thousands):

	Three months ended December 31,		Percent Increase (Decrease)	Explanation of Change
	2011	2010
Gain on sale of equity and warrant securities	$ 81	$ 108	(25)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	31	32	(3)%	Interest earned on cash balances.
Foreign exchange gain	21	166	(87)%	Translation gains for foreign entities that have been substantially liquidated. (B)
Miscellaneous income	--	6	(100)%	Miscellaneous receipts.
Total revenue	$ 133	$ 312	(57)%

(A)	The decrease in gains on sale of equity holdings for the quarter ended December 31, 2011 is a result of slightly lower liquidations of positions held compared to the quarter ended December 31, 2010.

(B)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 were as follows (in thousands):

	Three months ended December 31,		Percent Increase (Decrease)	Explanation of Change
	2011	2010
Selling, general and administrative	$ 921	$ 1,060	(13)%	Lower salary, consultants, legal and accounting fees incurred during the quarter ended December 2011 compared to the quarter ended December 2010.
Contingent distribution rights	126	203	(38)%	(A)
Bad debt recoveries	(349)	(207)	69%	Collections and recoveries. (B)
Total costs and expenses	$ 698	$ 1,056	(34)%

(A)
The CDR expense in the quarter ended December 31, 2011 is primarily the result of bad debt recoveries in the current quarter.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

(B)
The increase in proceeds during the quarter ending December 31, 2011 was due to bad debt recoveries from a previously written off claim in a foreign bankruptcy estate and a settlement on a disputed obligation owed to the Company.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended December 31, 2011 and 2010.

The Company recorded approximately $10,000 of income tax expense for its Canadian subsidiary for the three months ended December 31, 2011.  The Company recorded $5,000 in income tax expense for its Canadian subsidiary for the three months ended December 31, 2010.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded no income tax expense for its Mexican subsidiary for the three months ended December 31, 2011.  The Company recorded approximately $1,160,000 of income tax benefit for its Mexican subsidiary for the three months ended December 31, 2010 as a result of the completion of the 2003 tax audit.

Net earnings (loss)

Net loss was approximately ($575,000), or ($0.14) per share-basic and diluted, for the three months ended December 31, 2011, compared to net earnings of approximately $411,000, or $0.10 per share-basic and diluted, for the three months ended December 31, 2010, driven in large part by the reversal of a tax liability for the Company’s Mexican subsidiary in the amount of $1,160,000.

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

At December 31, 2011, the Company had unrestricted cash and cash equivalents of approximately $30,803,000 a decrease of approximately $147,000 compared to September 30, 2011.  Net cash used in operating activities for the three months ended December 31, 2011 was approximately $154,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $7,000 for the three months ended December 31, 2011.

During the three months ended December 31, 2011, $81,000 in proceeds were generated from the equity portfolios and approximately $613,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $848,000 (principally professional services and employees’ compensation).

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

Dividends

There were no dividends paid during the quarter ended December 31, 2011. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 31, 2011, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,806 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended December 31, 2011.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS RELATING TO THE COMPANY

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on December 9, 2011.

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

COMDISCO HOLDING COMPANY, INC.

Dated: February 13, 2012	By:	/s/ Randolph I. Thornton
		Name:	Randolph I. Thornton
		Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)