Form 10-Q
period 2012-03-31
COMDISCO HOLDING CO INC
filed 2012-05-14
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,028,951 shares of the registrant’s common stock, $0.01 par value per share, were outstanding on April 30, 2012.

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

ITEM 1.    FINANCIAL STATEMENTS

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY’S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE “PLAN”) AND RESTRICTIONS CONTAINED IN THE COMPANY’S CERTIFICATE OF INCORPORATION (THE “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS (“CDRs”) IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED, ON AUGUST 12, 2004, A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.  CAPITALIZED TERMS USED BUT NOT DEFINED IN THIS QUARTERLY REPORT ON FORM 10-Q HAVE THE MEANINGS AS DEFINED IN THE PLAN.

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and six months ended March 31, 2012 and 2011 (Unaudited)
(in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Revenue
Gain on sale of equity and warrant securities	$122	$128	$203	$236
Interest income	34	30	66	63
Foreign exchange gain, net	55	185	76	351
Miscellaneous income	--	10	--	16
Total revenue	211	353	345	666
Costs and expenses
Selling, general and administrative	784	774	1,706	1,835
Write-down of equity securities	--	90	--	90
Contingent distribution rights	547	(64)	673	138
Bad debt recoveries	(24)	(38)	(373)	(245)
Total costs and expenses	1,307	762	2,006	1,818
(Loss) before income taxes	(1,096)	(409)	(1,661)	(1,152)
Income tax expense (benefit)	(1,447)	111	(1,437)	(1,043)
Net earnings (loss)	$351	$(520)	$(224)	$(109)
Basic and diluted earnings (loss) per common share	$0.09	$(0.13)	$(0.05)	$(0.03)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – March 31, 2012 (Unaudited) and September 30, 2011
(in thousands except share data)

	March 31, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$30,303	$30,950
Cash – legally restricted	4,861	4,856
Short-term investments	3,027	2,928
Equity investments	534	743
Income tax receivables	1,516	--
Receivable from bad debt recovery	33	251
Other assets	379	245
Total assets	$40,653	$39,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$308	$127
Income tax payables	1,020	904
Other liabilities:
Accrued compensation	1,183	1,170
Contingent distribution rights	12,046	11,373
Other	337	333
Total other liabilities	13,566	12,876
Total liabilities	14,894	13,907
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,028,951 shares outstanding at both March 31, 2012 and September 30, 2011	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	--	83
Accumulated deficit	(2,725)	(2,501)
Total stockholders’ equity	25,759	26,066
Total liabilities and stockholders’ equity	$40,653	$39,973

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Six months ended March 31, 2012 and 2011 (Unaudited)
(in thousands)

	Six Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Equity and warrant proceeds net of sharing	$300	$165
Bad debt recoveries, interest and other revenue	651	295
Selling, general and administrative expenses	(1,636)	(1,930)
Income tax receipts (payments)	--	(286)

Net cash (used in) operating activities	(685)	(1,756)

Effect of exchange rates on cash and cash equivalents	38	59

Net (decrease) in cash and cash equivalents	(647)	(1,697)
Cash and cash equivalents at beginning of period	30,950	52,826

Cash and cash equivalents at end of period	$30,303	$51,129

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)
	Six Months Ended March 31,
	2012	2011
Reconciliation of net (loss) to net cash (used in) operating activities:
Net (loss)	$(224)	$(109)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Change in Canadian income tax receivables	(1,516)	--
Reversal of Mexican income tax liability	--	(1,165)
Change in income tax liability	79	(278)
Contingent distribution rights	673	138
Receivables	196	(63)
Selling, general and administrative	39	(27)
Cost basis related to equity securities sold	126	--
Amortization of prepaid management fee expense	32	7
Write-down of privately held securities	--	90
Non-cash gain from extended management agreement	--	(93)
Other, including foreign exchange	(90)	(256)
Net cash (used in) operating activities	$(685)	$(1,756)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012

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

The Litigation Trust filed and a federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain contingent distribution rights (“CDRs”) and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs), on behalf of those SIP Participants, be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases back to Judge Gettleman for further proceedings.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  On March 2, 2012, Judge Gettleman entered an order setting discovery cutoff for November 29, 2012.  The next status hearing is set for November 29, 2012.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents to be tendered at a status hearing on January 24, 2012.  At a hearing on March 9, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  The next status hearing is set for June 14, 2012.

As reported in the Thirtieth Status Report of Comdisco Litigation Trustee, filed on May 4, 2012, the Litigation Trustee did not reach any settlements in the quarter ended March 31, 2012.

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

The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2012.

These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2011 included in the Annual Report on Form 10-K, as filed with the SEC on December 9, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes.  Actual results could differ from these estimates and may affect future results of operations and cash flows.  We have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure, except as otherwise presented in these footnotes.

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

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  Prior to February 21, 2011, Windspeed received fixed and declining management fees.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000 in fiscal year ending September 30, 2011, representing the excess of the fair value of the companies over their respective cost basis.  The Company has amortized $72,000 of the prepaid expense since the beginning of this agreement, which includes $32,000 amortized during the six months ended March 31, 2012.  Since February 21, 2011, prepaid management fee expense is being amortized over the two year agreement, and realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement. Through March 31, 2012, the Company had received approximately $70,076,000 in proceeds (prior to Windspeed’s management fees and sharing) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,968,000 in combined management fees and sharing through March 31, 2012.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2011	$125	$83	$208
December 31, 2011	$125	$68	$193
March 31, 2012	$--	$--	$--

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements). At March 31, 2012, the Company did not own any shares in publicly-traded companies.  The Company sold The Active Network, Inc. shares during the quarter ended March 31, 2012 for approximately $219,000.   The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lockup period ends.

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

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada.  The most significant tax matter is the "Notices of Objection" to reassessments which were filed for the tax years ended September 30, 2000 and 2001. The Company continues to advance matters with the Canada Revenue Agency (“CRA”) and the province of Ontario in respect of the Notices of Objection. During the quarter ended September 30, 2011, as a result of an adverse position taken by the CRA in response to the Notices of Objection, the Company wrote off an income tax receivable in the amount of approximately $3,264,000 representing anticipated refunds from both the CRA and the province of Ontario.  However, the Company made progress in the negotiations related to its Notices of Objection with the CRA during the quarter ended March 31, 2012 and recorded an income tax benefit in the amount of approximately $1,500,000 which represents the expected amount to be received upon settlement of the federal portion of the 2000 and 2001 tax years.  The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, and 2007 through 2009, as well as March 31, 2010 and 2011.  The Company will continue to pursue refund efforts with the province of Ontario; however, as of the date of this filing, the Company cannot reasonably predict the outcome of such efforts.  The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2006 through 2009, as well as March 31, 2010 and 2011. The open tax year for the province of Quebec and Alberta is the tax year ended September 30, 1999.

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

As of March 31, 2012, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $454,000. The entire balance, if realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $454,000.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.  As of March 31, 2012, accrued interest and penalties amounted to approximately $139,000.

5.   Stockholders’ Equity

When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued.  171,049 shares of common stock held in treasury were retired during the quarter ended March 31, 2011.  As of March 31, 2012, the Company had 4,028,951 shares of common stock issued and outstanding.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated (deficit)	Total
Balance at September 30, 2011	$70	$28,414	$83	$(2,501)	$26,066
Net (loss)				(224)	(224)
Change in net unrealized gains			(83)		(83)
Balance at March 31, 2012	$70	$28,414	$--	$(2,725)	$25,759

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$26	$--	$11	$--
Reclassification adjustment for gains included in earnings before income taxes	(219)	--	(219)	(4)

Change in net unrealized gains (losses) (A)	(193)	--	(208)	(4)

Other comprehensive (loss)	(193)	--	(208)	(4)
Net earnings (loss)	351	(520)	(224)	(109)

Total comprehensive income (loss)	$158	$(520)	$(432)	$(113)

(A) – No income tax effect on these gains (losses)

6.  Other Financial Information

Legally restricted cash is comprised of the following at March 31, 2012 and September 30, 2011 (in thousands):

	March 31, 2012	September 30, 2011
Incentive compensation escrow	$480	$464
Indemnification reserve	4,000	4,000
Other escrows	381	392
	$4,861	$4,856

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

Other liabilities consist of the following (in thousands):

	March 31, 2012	September 30, 2011
Accrued compensation	$1,183	$1,170
CDRs	12,046	11,373
Other liabilities	337	333
	$13,566	$12,876

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.  Other liabilities include an accrued liability of approximately $174,000 for a bank guaranty held in the Netherlands.

The amounts due to CDR holders follow the formula described in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
North America	$227	$405	$333	$691
Europe	(16)	(52)	12	(25)

Total	$211	$353	$345	$666

The revenue in Europe during the quarter ended March 31, 2012 is the result of foreign exchange loss of a net asset denominated in Euros.

The following table presents total assets and cash and cash-equivalents, restricted cash and short-term investments by geographic location based on the location of the Company’s offices (in thousands):

	March 31, 2012		September 30, 2011
	Total Assets	Cash and Cash Equivalents and Short-term Investments	Total Assets	Cash and Cash Equivalents and Short-term Investments
North America	$40,303	$37,841	$39,612	$38,373
Europe	350	350	361	361

Total	$40,653	$38,191	$39,973	$38,734

8.   Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities.

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

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets, which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of March 31, 2012, are cash and cash equivalents in money market funds comprising approximately $29,388,000 and there were no available-for-sale securities as of March 31, 2012.  Fair values were determined by the carrying amounts of cash and cash equivalents as such amounts approximate fair value because of the short-term maturity of these instruments.  In addition, the Company has approximately $3,027,000 invested in a certificate of deposit in Canada with a maturity date which is within 360 days of March 31, 2012.  This investment is measured for disclosure purposes at fair value based upon Level 2 inputs.  Based upon Level 3 inputs, the Company estimates that the fair value of its private equity investments at March 31, 2012, net of sharing with Windspeed, is approximately $2,151,000.  These valuations within Level 3 are based on models that include investment cost and last round of financing.  The models are updated for current multiples of latest revenue reported and comparable company analysis.  Additional adjustments to valuations include discounts based on position status, review of any change in company performance, any new round of financing or a liquidity event such as an Initial Public Offering or an acquisition.  Due to the uncertainty of these valuations, the estimated fair value may differ from the value that would have been used had ready markets existed and this difference could be material.  There is no assurance as to the timing or the amount the Company will ultimately realize on these investments.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

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

9. Subsequent Events

On April 30, 2012, the Company received notification that one of the four remaining private companies in its equity investment portfolio would be raising an additional round of financing.  This new round is expected to positively impact the Company’s estimate of the fair value of its private equity investments.  However, as of the date of this filing, the Company does not have sufficient information to estimate such impact.

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

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY’S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE “PLAN”) AND RESTRICTIONS CONTAINED IN THE COMPANY’S CERTIFICATE OF INCORPORATION (THE “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS (“CDRs”) IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS AND NO FURTHER DISTRIBUTIONS WILL BE MADE. THE COMPANY FILED, ON AUGUST 12, 2004, A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

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

The Company’s operations continued to wind-down during the six months ended March 31, 2012. The Company’s assets at March 31, 2012 consisted primarily of cash and cash-equivalents, short-term investments, income tax receivables and equity securities. The timing of the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies.” It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the $534,000 carrying amount reflected in the financial statements as of March 31, 2012.  The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000 during the fiscal year ending September 30, 2011, representing the excess of the fair market value of the companies over their respective cost basis.  The Company has amortized $72,000 of the prepaid expense since the beginning of the amended agreement, including $32,000 amortized during the six months ended March 31, 2012.

The Company estimates that the realizable value for its Equity Investments in private companies, net of sharing with Windspeed (see table below), at March 31, 2012 is approximately $2,151,000 (See Note 9 of Notes to Consolidated Financial Statements). However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments.  Furthermore, as of March 31, 2012, the total portfolio of four companies which has an estimated fair market value of approximately $2,151,000 is subject to significant concentration risk, as follows: 97% of such value is in three individual companies, and approximately 92% of such value is in two individual companies.

The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2011 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2011 estimated realizable value	$208	$2,145
Increase (decrease) in unrealized estimated value	(15)	21

December 31, 2011 estimated realizable value	193	2,166

Realized – net of fees	(219)	(28)

Increase in unrealized estimated value	26	13

March 31, 2012 estimated realizable value	$--	$2,151

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.
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

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately four private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At March 31, 2012, the carrying value of the Company’s equity investments in private companies was approximately $534,000, and the estimated fair market value was approximately $2,151,000.

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

Recent Developments

Bankruptcy Proceeding

The Company continues to appear before the Bankruptcy court from time to time to clarify and administer matters related to the Plan and the wind down of the operations of the Company. On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  On February 6, 2012, a status hearing was set for May 10, 2012.  On May 10, 2012, a status hearing was set for November 5, 2012.

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

The Litigation Trust filed and a federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases back to

Judge Gettleman for further proceedings.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  On March 2, 2012, Judge Gettleman entered an order setting discovery cutoff for November 29, 2012.  The next status hearing is set for November 29, 2012.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents to be tendered at a status hearing on January 24, 2012.  At a hearing on March 9, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  The next status hearing is set for June 14, 2012.

As reported in the Thirtieth Status Report of Comdisco Litigation Trustee, filed on May 4, 2012, the Litigation Trustee did not reach any settlements in the quarter ended March 31, 2012.

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

Results of Operations

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Revenue

Changes in total revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were as follows (in thousands):

	Three months ended		Percent
	March 31,		Increase
	2012	2011	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$122	$128	(5)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	34	30	13%	Interest earned on cash balances.
Foreign exchange gain	55	185	(70)%	Translation gains for foreign entities that have been substantially liquidated. (B)
Miscellaneous income	--	10	(100)%	Miscellaneous receipts.

Total revenue	$211	$353	(40)%

(A)	The decrease in gains on sale of equity holdings for the quarter ended March 31, 2012 is a result of slightly lower liquidations of positions held compared to the quarter ended March 31, 2011.

(B)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were as follows (in thousands):

	Three months ended		Percent
	March 31,		Increase
	2012	2011	(Decrease)	Explanation of Change
Selling, general and administrative	$784	$774	1%	Higher legal and accounting fees incurred during the quarter ended March 2012 compared to the quarter ended March 2011.
Contingent distribution rights	547	(64)	+(100)%	(A)
Write down of privately held securities	--	90	(100)%
Bad debt recoveries	(24)	(38)	(37)%	Collections and recoveries.
Total costs and expenses	$1,307	$762	72%

(A)
The CDR expense in the quarter ended March 31, 2012 is primarily the result of an income tax benefit of approximately $1.5 million from the Canadian subsidiary recorded in the current quarter which increased the CDR liability.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended March 31, 2012 and 2011.

The Company recorded approximately $1,447,000 of income tax benefit (net of increases to income tax liabilities) for its Canadian subsidiary for the three months ended March 31, 2012 primarily as a result of progress in negotiations made during the quarter ended March 31, 2012 with the Canada Revenue Agency (“CRA”) on Federal Notices of Objection for the tax years ended 2000 and 2001.  The Company recorded $112,000 of income tax expense for its Canadian subsidiary for the three months ended March 31, 2011.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded no income tax expense for its Mexican subsidiary for the three months ended March 31, 2012 and 2011.

The Company recorded no income tax expense for its UK subsidiary, Equiplease Limited (In Members Voluntary Liquidation), for the three months ended March 31, 2012 and $1,000 income tax benefit for its UK subsidiary, Equiplease Limited, for the three months ended March 31, 2011.

Net earnings (loss)

Net earnings was approximately $351,000, or $0.09 per share-basic and diluted, for the three months ended March 31, 2012, compared to a net loss of approximately ($520,000), or ($0.13) per share-basic and diluted, for the three months ended March 31, 2011.

Six Months Ended March 31, 2012 Compared to the Six Months Ended March 31, 2011

Revenue

Changes in total revenue for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 were as follows (in thousands):

	Six months ended		Percent
	March 31,		Increase
	2012	2011	(Decrease)	Explanation of Change

Gain on sale of equity and warrant securities	$203	$236	(14)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	66	63	5%	Interest earned on cash balances. (B)
Foreign exchange gain	76	351	(78)%	(C)
Miscellaneous income	--	16	(100)%	Miscellaneous receipts.

Total revenue	$345	$666	(48)%

(A)
The decrease in gains on sale of equity holdings for the six months ended March 31, 2012 is a result of the slightly lower liquidations of positions held compared to the six months ended March 31, 2011.

(B)	Interest income earned in the six months ended March 31, 2012 is slightly higher compared to the prior year due to short-term investments.

(C)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency

Costs and Expenses

Changes in total costs and expenses for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 were as follows (in thousands):

	Six months ended		Percent
	March 31,		Increase
	2012	2011	(Decrease)	Explanation of Change

Selling, general and administrative	$1,706	$1,835	(7%)	Decrease in professional fees and overhead incurred during the six months primarily related to the continued wind-down of operations.
Write-down of equity securities	--	90	(100)%	Impairment of asset.
Contingent distribution rights	673	138	+100%	(A)
Bad debt recoveries	(373)	(245)	52%	Collections and recoveries.(B)
Total costs and expenses	$2,006	$1,818	10%

(A)
The increase in CDR expense is primarily the result of an income tax benefit of approximately $1.5 million from the Canadian subsidiary recorded in the quarter ended March 31, 2012 which increased the CDR liability.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(B)
The increase in proceeds during the six months ending March 31, 2012 was the result of bad debt recoveries from a previously written off claim in a foreign bankruptcy estate and a settlement on a disputed obligation owed to the Company.

Income taxes

The Company recorded no U.S. federal income tax expense for the six months ended March 31, 2012 and 2011.

The Company recorded approximately $1,437,000 of income tax benefit (net of increases to income tax liabilities) for its Canadian subsidiary for the six months ended March 31, 2012 primarily as a result of progress in negotiations made during the quarter ended March 31, 2012 with the CRA on Federal Notices of Objection for the tax years ended 2000 and 2001.  The Company recorded approximately $118,000 of income tax expense for its Canadian subsidiary for the six months ended March 31, 2011.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded no income tax expense for the six months ended March 31, 2012 and approximately $1,160,000 of income tax benefit for its Mexican subsidiary for the reversal of a tax liability for the six months ended March 31, 2011.

The Company recorded no income tax expense for its UK subsidiary, Equiplease Limited (In Members Voluntary Liquidation), for the six months ended March 31, 2012 and recorded $1,000 of income tax benefit for its UK subsidiary, Equiplease Limited, for the six months ended March 31, 2011.

Net Loss

Net loss was approximately ($224,000), or ($0.05) per share-basic and diluted, for the six months ended March 31, 2012 compared to a net loss of approximately ($109,000), or ($0.03) per share-basic and diluted, for the six months ended March 31, 2011.

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

At March 31, 2012, the Company had unrestricted cash and cash equivalents of approximately $30,303,000 a decrease of approximately $647,000 compared to September 30, 2011.  Net cash used in operating activities for the six months ended March 31, 2012 was approximately $685,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $38,000 for the six months ended March 31, 2012.

During the six months ended March 31, 2012, $300,000 in proceeds were generated from the equity portfolios and approximately $651,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $1,636,000 (principally professional services and employees’ compensation).

The Company’s current and future liquidity depends on cash on hand and may be augmented by proceeds from the sale of Equity Investments, income tax receivables, recoveries, if any, and interest income. The Company expects its cash on hand to be sufficient to fund operations and to meet its obligations (including its obligation to make distributions to its common stockholders and make payments to CDR holders) under the Plan for the foreseeable future.

Dividends

There were no dividends paid during the quarter ended March 31, 2012. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of March 31, 2012, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,765 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from the Company’s equity and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

Since September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust for which, as of the date of this filing, a reasonable estimate of future net distributions is not determinable.

CDR Payment

There were no CDR payments during the quarter ended March 31, 2012.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

COMDISCO HOLDING COMPANY, INC.

Dated: May 14, 2012	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer)