Form 10-Q
period 2012-06-30
COMDISCO HOLDING CO INC
filed 2012-08-06
CIK 1179484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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
Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,028,951 shares of the registrant’s common stock, $0.01 par value per share, were outstanding on July 31, 2012.

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

Comdisco Holding Company, Inc.
Consolidated Statements of Operations – Three and nine months ended June 30, 2012 and 2011 (Unaudited)
(in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Revenue
Gain on sale of equity and warrant securities	$--	$843	$203	$1,079
Interest income	31	24	97	87
Foreign exchange gain	--	--	76	350
Miscellaneous income	--	--	--	16
Total revenue	31	867	376	1,532
Costs and expenses
Selling, general and administrative	712	651	2,418	2,486
Write-down of equity securities	--	--	--	90
Contingent distribution rights	(65)	(803)	609	(665)
Foreign exchange loss	121	25	121	25
Bad debt recoveries	(252)	(40)	(626)	(285)
Total costs and expenses	516	(167)	2,522	1,651
Earnings (loss) before income taxes	(485)	1,034	(2,146)	(119)
Income tax expense (benefit)	144	5	(1,293)	(1,039)
Net earnings (loss)	$(629)	$1,029	$(853)	$920
Basic and diluted earnings (loss) per common share	$(0.16)	$0.26	$(0.21)	$0.23

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Balance Sheets – June 30, 2012 (Unaudited) and September 30, 2011
(in thousands except share data)

	June 30, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$29,659	$30,950
Cash – legally restricted	4,845	4,856
Short-term investments	2,975	2,928
Equity investments	696	743
Income tax receivables	1,333	--
Receivable from bad debt recovery	--	251
Other assets	358	245
Total assets	$39,866	$39,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$81	$127
Income tax payables	997	904
Other liabilities:
Accrued compensation	1,194	1,170
Contingent distribution rights	11,982	11,373
Other	482	333
Total other liabilities	13,658	12,876
Total liabilities	14,736	13,907
Stockholders’ equity
Common stock $.01 par value. Authorized 10,000,000 shares; issued 4,200,000 shares; 4,028,951 shares outstanding at both June 30, 2012 and September 30, 2011	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	--	83
Accumulated deficit	(3,354)	(2,501)
Total stockholders’ equity	25,130	26,066
Total liabilities and stockholders’ equity	$39,866	$39,973

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows – Nine months ended June 30, 2012 and 2011 (Unaudited)
(in thousands)

	Nine Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Equity and warrant proceeds net of sharing	$328	$1,421
Bad debt recoveries, interest and other revenue	951	347
Selling, general and administrative expenses	(2,393)	(2,681)
Contingent distribution rights payments	--	(7,400)
Income tax receipts (payments)	--	(379)

Net cash (used in) operating activities	(1,114)	(8,692)

Cash flows from investing activities:
Investment in a private equity security	(162)	--
Short-term investment	(34)	--
Dividends paid on Common Stock	--	(12,600)

Net cash (used in) investing activities	(196)	(12,600)

Effect of exchange rates on cash and cash equivalents	19	57

Net (decrease) in cash and cash equivalents	(1,291)	(21,235)
Cash and cash equivalents at beginning of period	30,950	52,826

Cash and cash equivalents at end of period	$29,659	$31,591

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.
Consolidated Statements of Cash Flows (Unaudited) - Continued
 (in thousands)

	Nine Months Ended June 30,
	2012	2011
Reconciliation of net earnings (loss) to net cash (used in) operating activities:
Net earnings (loss)	$(853)	$920
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Change in Canadian income tax receivables	(1,369)	--
Reversal of Mexican income tax liability	--	(1,165)
Change in income tax liability	76	(253)
Contingent distribution rights	609	(8,065)
Receivables	252	(9)
Selling, general and administrative	(23)	(218)
Cost basis related to equity securities sold	126	435
Amortization of prepaid management fee expense	49	23
Write-down of privately held securities	--	90
Non-cash gain from extended management agreement	--	(93)
Other, including foreign exchange	19	(357)

Net cash (used in) operating activities	$(1,114)	$(8,692)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012

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

The Litigation Trust filed and a federal district court judge has entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes and the Litigation Trust has commenced collection actions against them.  Additionally, the federal district court judge has entered orders ordering that certain contingent distribution rights (“CDRs”) and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs), on behalf of those SIP Participants, be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases back to Judge Gettleman for further proceedings.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  On March 2, 2012, Judge Gettleman entered an order setting discovery cutoff for November 29, 2012.  The next status hearing is set for November 29, 2012.  On July 23, 2012, defendants filed their Answer to the Second Amended Complaint.  Magistrate Judge Nolan is presiding over the discovery proceedings in the federal court.  On July 26, 2012, Magistrate Nolan set another status hearing for August 9, 2012.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010 and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents to be tendered at a status hearing on January 24, 2012.  At a hearing on March 9, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint (similar to what was done in the federal cases).  The defendants had 28 days to file their answer.  The judge set a discovery cut off of November 30, 2012 (which mirrors the federal cases).  On July 23, 2012, Judge Tailor set July 27, 2012 for defendants to file their Motion to Dismiss (which was filed on July 27, 2012), August 20, 2012 to file their Memorandum in support of Motion to Dismiss, September 17, 2012 for plaintiffs to file its response and October 1, 2012 for defendants to file their reply.  The next status hearing is set for October 2, 2012.

In 2004 and 2005, sixty-nine SIP notes were transferred to the Litigation Trust.  Of the sixty-nine SIP notes, nine SIP participants have filed personal bankruptcy, thirty-four of them have settled or otherwise resolved their obligation, and twenty-six cases remain active (seven in the federal court and nineteen in the state court).  As reported in the Thirty-First Status Report of Comdisco Litigation Trustee, filed on July 30, 2012, the Litigation Trust has a settlement pending in one of the remaining federal cases.

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

The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2012.

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

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  Prior to February 21, 2011, Windspeed received fixed and declining management fees.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000 in fiscal year ending September 30, 2011, representing the excess of the fair value of the companies over their respective cost basis.  The Company has amortized $89,000 of the prepaid expense since the beginning of this agreement, which includes $49,000 amortized during the nine months ended June 30, 2012.  Since February 21, 2011, prepaid management fee expense is being amortized over the two year agreement, and realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement. Through June 30, 2012, the Company had received approximately $70,118,000 in proceeds (prior to Windspeed’s management fees and sharing) since the inception of the management agreement with Windspeed. Windspeed has received approximately $11,982,000 in combined management fees and sharing through June 30, 2012.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Market value
September 30, 2011	$125	$83	$208
December 31, 2011	$125	$68	$193
March 31, 2012	$--	$--	$--
June 30, 2012	$--	$--	$--

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss) (see Note 5 of Notes to Consolidated Financial Statements). At June 30, 2012, the Company did not own any shares in publicly-traded companies.  The Company sold The Active Network, Inc. shares during the quarter ended March 31, 2012 for approximately $219,000.   The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lockup period ends.

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

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review and estimate the fair value of these securities.  During the quarter ended June 30, 2012, the Company made an additional investment in the amount of $162,000 related to Performance Marketing Brands, Inc. (f/k/a Ebates Shopping.com, Inc.) (“Ebates”).

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

As of the date of this filing, the federal tax years open to examination are fiscal years ended September 30, 2009 through September 30, 2011.

The Company's Canadian subsidiary, Comdisco Canada Limited, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada.  The most significant tax matter is the "Notices of Objection" to reassessments which were filed for the tax years ended September 30, 2000 and 2001. During the quarter ended September 30, 2011, as a result of an adverse position taken by the Canada Revenue Agency (“CRA”) in response to the Notices of Objection, the Company wrote off an income tax receivable in the amount of approximately $3,264,000 representing anticipated refunds from both the CRA and the province of Ontario.  However, the Company made progress in the negotiations related to its Notices of Objection with the CRA during the quarter ended March 31, 2012 and recorded an income tax benefit in the amount of approximately $1,500,000 which represented the estimated amount to be received upon settlement of the federal portion of the 2000 and 2001 tax years.  The actual federal reassessment and federal refund check of approximately $1,325,000 was received during July 2012. The Company recorded an income tax expense adjustment in the amount of $147,000 (before foreign exchange impact) during the quarter ended June 30, 2012 as a result of the difference between the income tax benefit recorded during the quarter ended March 31, 2012 and the amount of the refund check received.  Management determined that the impact of this adjustment on previously issued interim consolidated financial statements was not material and that the impact of correcting this adjustment in the interim consolidated financial statements for the three months ended June 30, 2012 was not material, and therefore reflected the adjustment in the current quarter.

The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, 2008 and 2009, as well as March 31, 2010, 2011 and 2012.  The Company will continue to pursue refund efforts with the province of Ontario; however, as of the date of this filing, the Company cannot reasonably predict the outcome of such efforts.  The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2007 through 2009, as well as March 31, 2010, 2011 and 2012. The open tax year for the provinces of Quebec and Alberta is the tax year ended September 30, 1999.

Comdisco, Inc., as a result of its former business operations in Puerto Rico, has open tax years in Puerto Rico for the tax years ended September 30, 2001 through September 30, 2011.  The Company is currently working with local advisors to obtain tax clearance.

During the year ended September 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which was recorded in income tax expense.  During the quarter ended December 31, 2010, the tax audit for 2003 was closed and the Company made a payment for income taxes in the amount of $268,000 and recorded a tax benefit of $1,160,000.  The final assessment was received by the Company and paid in the quarter ended December 31, 2010.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2011.  The Company is currently working with local advisors to obtain tax clearance.

As of June 30, 2012, the Company has recorded liabilities for uncertain tax positions in the amount of approximately $450,000. The entire balance, if realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $450,000.

The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.  As of June 30, 2012, accrued interest and penalties amounted to approximately $142,000.

5.   Stockholders’ Equity

When the Company emerged from bankruptcy, 4,200,000 shares of new common stock were issued.  171,049 shares of common stock held in treasury were retired during the quarter ended March 31, 2011.  As of June 30, 2012, the Company had 4,028,951 shares of common stock issued and outstanding.

Stockholders’ equity consists of the following (in thousands):
	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated (deficit)	Total
Balance at September 30, 2011	$70	$28,414	$83	$(2,501)	$26,066
Net (loss)				(853)	(853)
Change in net unrealized gains			(83)		(83)
Balance at June 30, 2012	$70	$28,414	$--	$(3,354)	$25,130

Total comprehensive income (loss) consists of the following (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	$--	$118	$11	$118
Reclassification adjustment for gains included in earnings before income taxes	--	--	(219)	(4)
Change in net unrealized gains (losses) (A)	--	118	(208)	114
Other comprehensive income (loss)	--	118	(208)	114
Net earnings (loss)	(629)	1,029	(853)	920
Total comprehensive income (loss)	$(629)	$1,147	$(1,061)	$1,034

(A) – No income tax effect on these gains (losses)

6.  Other Financial Information

Legally restricted cash is comprised of the following at June 30, 2012 and September 30, 2011 (in thousands):

	June 30, 2012	September 30, 2011
Incentive compensation escrow	$486	$464
Indemnification reserve	4,000	4,000
Other escrows	359	392
	$4,845	$4,856

The incentive compensation escrow is deferred compensation as defined by the Plan and is held until an employee terminates with the Company.  The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands.  The bank guaranty of $328,000 is fully reserved for in other accrued liabilities.

Other liabilities consist of the following (in thousands):
	June 30, 2012	September 30, 2011
Accrued compensation	$1,194	$1,170
CDRs	11,982	11,373
Other liabilities	482	333
	$13,658	$12,876

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.

Other liabilities include an accrued liability of approximately $328,000 for a bank guaranty held in the Netherlands.  After a lessee of the Company filed bankruptcy, the Company posted a bank guaranty to obtain its equipment (which was obtained and liquidated) from the landlord who filed a claim for unpaid rent in the lessee’s bankruptcy estate.  On June 26, 2012, the Company was advised that there will be no funds in that lessee's bankruptcy estate to pay the landlord's claim.  Therefore, it is anticipated that the full amount of the bank guaranty will be called upon by the landlord.

The amounts due to CDR holders follow the formula described in “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
North America	$31	$867	$364	$1,557
Europe	--	--	12	(25)
Total	$31	$867	$376	$1,532

The following table presents total assets and cash and cash-equivalents, restricted cash and short-term investments by geographic location based on the location of the Company’s offices (in thousands):

	June 30, 2012		September 30, 2011
	Total Assets	Cash and Cash Equivalents and Short-term Investments	Total Assets	Cash and Cash Equivalents and Short-term Investments
North America	$39,538	$37,151	$39,612	$38,373
Europe	328	328	361	361
Total	$39,866	$37,479	$39,973	$38,734

8.   Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets and liabilities

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

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  However, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.  The Company’s financial assets, which are measured at fair value based upon Level 1 inputs in the consolidated balance sheet as of June 30, 2012, are cash and cash equivalents in money market funds comprising approximately $28,904,000 and there were no available-for-sale securities as of June 30, 2012.  Fair values were determined by the carrying amounts of cash and cash equivalents as such amounts approximate fair value because of the short-term maturity of these instruments.  In addition, the Company has approximately $2,975,000 invested in a certificate of deposit in Canada with a maturity date which is within 360 days of June 30, 2012.  This investment is measured for disclosure purposes at fair value based upon Level 2 inputs.  Based upon Level 3 inputs, the Company estimates that the fair value of its private equity investments at June 30, 2012, net of sharing with Windspeed, is approximately $5,245,000.  These valuations within Level 3 are based on models that include investment cost and last round of financing.  The models are updated for current multiples of latest revenue reported and comparable company analysis.  Additional adjustments to valuations include discounts based on position status, review of any change in company performance, any new round of financing or a liquidity event such as an Initial Public Offering or an acquisition.  Due to the uncertainty of these valuations, the estimated fair value may differ from the value that would have been used had ready markets existed and this difference could be material.  There is no assurance as to the timing or the amount the Company will ultimately realize on these investments.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

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

9.   Subsequent Events

On August 2, 2012, the Company received proceeds from a final settlement of an ongoing litigation with a foreign lessee in the amount of approximately $164,000 (net of fees), which will be recorded in the quarter ended September 30, 2012 as a bad debt recovery.

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

The Company’s operations continued to wind-down during the nine months ended June 30, 2012. The Company’s assets at June 30, 2012 consisted primarily of cash and cash-equivalents, short-term investments, income tax receivables and equity securities. The timing of the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies.” It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the $696,000 carrying amount reflected in the financial statements as of June 30, 2012.  The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. Under the terms of the extended management agreement, Windspeed will not be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000 during the fiscal year ending September 30, 2011, representing the excess of the fair market value of the companies over their respective cost basis.  The Company has amortized $89,000 of the prepaid expense since the beginning of the amended agreement, including $49,000 amortized during the nine months ended June 30, 2012.

The Company estimates that the realizable value for its Equity Investments in private companies, net of sharing with Windspeed (see table below), at June 30, 2012 is approximately $5,245,000 (See Note 9 of Notes to Consolidated Financial Statements). However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments.  Furthermore, as of June 30, 2012, the total portfolio of four companies, which has an estimated fair market value of approximately $5,245,000, is subject to significant concentration risk, as follows: 99% of such value is in three individual companies, and approximately 97% of such value is in two individual companies.

The following table summarizes the changes in the estimated value of the Company’s Equity Investments since September 30, 2011 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2011 estimated realizable value	$208	$2,145
Increase (decrease) in unrealized estimated value	(15)	21

December 31, 2011 estimated realizable value	193	2,166

Realized – net of fees	(219)	(28)
Increase in unrealized estimated value	26	13

March 31, 2012 estimated realizable value	--	2,151
Realized – net of fees	--	--
Increase due to purchase of additional shares	--	162
Increase in unrealized estimated value	--	2,932

June 30, 2012 estimated realizable value	$--	$5,245

(1)	Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $696,000.  The increase in unrealized estimated value is a result of changes in marketability and the purchase of additional shares of Performance Marketing Brands, Inc. (f/k/a Ebates Shopping.com, Inc.) (“Ebates”).

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

•
Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately four private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At June 30, 2012, the carrying value of the Company’s equity investments in private companies was approximately $696,000, and the estimated fair market value was approximately $5,245,000.

•
Income Taxes:  The Company establishes liabilities or reduces assets for uncertain tax positions when the Company believes certain tax positions are not more likely than not to be sustained if challenged.  Each fiscal quarter, the Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. Please refer to the Company’s annual consolidated financial statements and notes thereto, which contain the Company’s significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Developments

Equity Investments

During the quarter ended June 30, 2012, Ebates announced that it would raise an additional round of financing and the Company made an additional purchase of shares in the amount of $162,000.  Ebates is held in the Company’s equity investments in its private companies portfolio as of June 30, 2012 at a fair value estimate of $4,428,000, an increase of $3,094,000 from the March 31, 2012 quarter end fair value estimate.  See the risk factors discussed in Item 1A, “Risk Factors” entitled “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio” of our Annual Report on Form 10-K, filed with the SEC on December 9, 2011.

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

Litigation Trust Ongoing Litigation

See Note 1 of Notes to Consolidated Financial Statements for an update on the Litigation Trust ongoing litigation.

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

Results of Operations

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Revenue

Changes in total revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 were as follows (in thousands):

	Three months ended June 30,		Percent Increase
	2012	2011	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$--	$843	(100)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	31	24	29%	Interest earned on cash balances.

Total revenue	$31	$867	(96)%

(A)	There were no gains on sale of equity holdings for the quarter ended June 30, 2012 compared to higher liquidations of positions held in the quarter ended June 30, 2011.

Costs and Expenses

Changes in total costs and expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 were as follows (in thousands):

	Three months ended June 30,		Percent Increase
	2012	2011	(Decrease)	Explanation of Change
Selling, general and administrative	$712	$651	9%	June 30, 2012 quarter end includes a $166,000 charge taken to increase the liability for a bank guaranty.
Contingent distribution rights	(65)	(803)	(92)%	(A)
Foreign exchange loss	121	25	+100%	(B)
Bad debt recoveries	(252)	(40)	+100%	Collections and recoveries (C).
Total costs and expenses	$516	$(167)	+100%

(A)
The reduced CDR recovery in the quarter ended June 30, 2012 is primarily the result of an income tax expense adjustment of $147,000 from the Canadian subsidiary recorded in the current quarter, foreign exchange loss in the current quarter and an increase to the liability for a bank guaranty, offset slightly by higher recoveries than expected which decreased the CDR liability.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

(B)
Foreign exchange loss primarily relates to the strengthening of the U.S. dollar in the current quarter against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

(C)	The increase relates primarily to the recovery of $215,000 from the sale of equities pledged under a former Comdisco Ventures, Inc. loan transaction.

Income Taxes

The Company recorded approximately $5,000 in U.S. federal income tax benefit for the three months ended June 30, 2012 and no U.S. federal income tax expense for the three months ended June 30, 2011.

The Company recorded approximately $147,000 of income tax expense for its Canadian subsidiary for the three months ended June 30, 2012, primarily as a result of the difference between the income tax benefit recorded during the quarter ended March 31, 2012 and the amount of the refund check received in July 2012 from the Canada Revenue Agency (“CRA”) on Federal Notices of Objection for the tax years ended 2000 and 2001.  Management determined that the impact of this adjustment on previously issued interim consolidated financial statements was not material and that the impact of correcting this adjustment in the interim consolidated financial statements for the three months ended June 30, 2012 was not material, and therefore reflected the adjustment in the current quarter.  The Company recorded $5,000 of income tax expense for its Canadian subsidiary for the three months ended June 30, 2011.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded no income tax expense for its Mexican subsidiary for the three months ended June 30, 2012 and 2011.

The Company recorded $2,000 in income tax expense for its Puerto Rico entity for the three months ended June 30, 2012 and no income tax expense for the three months ended June 30, 2011.

Net earnings (loss)

Net loss was approximately ($629,000), or ($0.16) per share-basic and diluted, for the three months ended June 30, 2012, compared to a net earnings of approximately $1,029,000, or $0.26 per share-basic and diluted, for the three months ended June 30, 2011.

Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011

Revenue

Changes in total revenue for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 were as follows (in thousands):

	Nine months ended June 30,		Percent Increase
	2012	2011	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$203	$1,079	(81)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	97	87	12%	Interest earned on cash balances. (B)
Foreign exchange gain	76	350	(78)%	(C)
Miscellaneous income	--	16	(100)%
Total revenue	$376	$1,532	(75)%

(A)	The decrease in gains on sale of equity holdings for the nine months ended June 30, 2012 is a result of the lower liquidations of positions held compared to the nine months ended June 30, 2011.

(B)	Interest income earned in the nine months ended June 30, 2012 is slightly higher compared to the prior year due to higher rates earned on short-term investments.

(C)
Foreign exchange gain primarily relates to the weakening of the U.S. dollar in prior quarters against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 were as follows (in thousands):

	Nine months ended June 30,		Percent Increase
	2012	2011	(Decrease)	Explanation of Change
Selling, general and administrative	$2,418	$2,486	(3%)	(A)
Write-down of equity securities	--	90	(100)%	Impairment of asset.
Contingent distribution rights	609	(665)	+(100)%	(B)
Foreign exchange loss	121	25	+100%
Bad debt recoveries	(626)	(285)	+100%	Collections and recoveries.(C)
Total costs and expenses	$2,522	$1,651	53%

(A)
Decrease in professional fees and other operating expenses incurred during the nine months ended June 30, 2012 primarily related to the continued wind-down of operations offset slightly by an increase of $166,000 to the liability for a bank guaranty during the quarter ended June 30, 2012.

(B)	The increase in CDR expense is primarily the result of an income tax benefit of approximately $1.4 million from the Canadian subsidiary recorded in the nine months ended June 30, 2012 which increased the CDR liability.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(C)
The increase in proceeds during the nine months ending June 30, 2012 was the result of bad debt recoveries from a previously written off claim in a foreign bankruptcy estate, a settlement on a disputed obligation owed to the Company and proceeds from the sale of equities pledged under a former Comdisco Ventures, Inc. loan transaction.

Income taxes

The Company recorded approximately $5,000 in U.S. federal income tax benefit for the nine months ended June 30, 2012 and no tax expense for the nine months ended June 30, 2011.

The Company recorded approximately $1,290,000 of income tax benefit (net of increases to income tax liabilities) for its Canadian subsidiary for the nine months ended June 30, 2012, primarily as a result of the settlement with the CRA on Federal Notices of Objection for the tax years ended 2000 and 2001 for which the actual receipt of the refund occurred in July 2012.  The Company recorded approximately $122,000 of income tax expense for its Canadian subsidiary for the nine months ended June 30, 2011.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded no income tax expense for the nine months ended June 30, 2012 and approximately $1,160,000 of income tax benefit for its Mexican subsidiary for the reversal of a tax liability for the nine months ended June 30, 2011.

The Company recorded $2,000 in income tax expense for its Puerto Rico entity for the nine months ended June 30, 2012 and recorded no income tax expense for the nine months ended June 30, 2011.

The Company recorded no income tax expense for its liquidated UK subsidiary, Equiplease Limited, for the nine months ended June 30, 2012 and recorded $1,000 of income tax benefit for the nine months ended June 30, 2011.

Net Loss

Net loss was approximately ($853,000), or ($0.21) per share-basic and diluted, for the nine months ended June 30, 2012 compared to a net earnings of approximately $920,000, or $0.23 per share-basic and diluted, for the nine months ended June 30, 2011.

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

At June 30, 2012, the Company had unrestricted cash and cash equivalents of approximately $29,659,000, which represented a decrease of approximately $1,291,000 compared to September 30, 2011.  Net cash used in operating activities for the nine months ended June 30, 2012 was approximately $1,114,000.  Net cash used in investing activities for the nine months ended June 30, 2012 was approximately $196,000, primarily due to an additional investment of $162,000 in Ebates, a privately held company, and a reinvestment of interest income in a one-year certificate of deposit held at Canadian Imperial Bank of Commerce (“CIBC”) for $34,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $19,000 for the nine months ended June 30, 2012.

During the nine months ended June 30, 2012, $328,000 in proceeds were generated from the equity portfolios and approximately $951,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $2,393,000 (principally professional services and employee compensation).

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

Dividends

There were no dividends paid during the quarter ended June 30, 2012. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of June 30, 2012, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,860 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended June 30, 2012.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.           CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.         OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” for a discussion of the motion of certain SIP claimants to terminate the Litigation Trust and see Note 1 of Notes to Consolidated Financial Statements for an update on the Litigation Trust ongoing litigation.

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

COMDISCO HOLDING COMPANY, INC.

Dated: August 6, 2012	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)