Form 10-K
period 2012-09-30
COMDISCO HOLDING CO INC
filed 2012-12-12
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                 Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $5,445,000 based on its closing price per share of $5.30 on March 30, 2012. On March 31, 2012, there were 4,028,951 shares of common stock outstanding. No officer or director beneficially held shares of the Company’s Common Stock as of December 3, 2012. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at December 3, 2012
Common Stock, par value $0.01 per share	4,028,951

DOCUMENTS INCORPORATED BY REFERENCE: NONE

COMDISCO HOLDING COMPANY, INC.
2012 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

2012 ANNUAL REPORT ON FORM 10-K

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

Important factors that could cause actual results to differ materially from those suggested by these written or oral forward-looking statements, and that could adversely affect our future financial performance, include the risk factors discussed in Item 1A, “Risk Factors”. Many of the risk factors that could affect the results of the Company’s operations are beyond our ability to control or predict.

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

PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND DOWN CONTEMPLATED BY THE PLAN.  CAPITALIZED TERMS USED BUT NOT DEFINED IN THE ANNUAL REPORT ON FORM 10-K HAVE THE MEANINGS AS DEFINED IN THE PLAN.

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.  As of December 3, 2012, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately five consultants continue to periodically assist the Company on a consulting basis.

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

Pursuant to a Bankruptcy court order dated March 27, 2003, approximately 4,388,000 CDRs were held by the Company’s transfer agent and any distributions relating to these rights are held by the estate of Comdisco, pending resolution of the Class C-5A Claims related to the shares purchased pursuant to Comdisco, Inc.’s Shared Investment Plan (“SIP”). Approximately 2,532,000 of the aforementioned CDRs related to Class C-5A have been assigned to the Litigation Trust (as defined in the Plan) in conjunction with settlements reached between the litigation trustee and some of the senior managers who participated in the SIP (the “SIP Participants”) or turned over to the litigation trustee according to an order entered by a Federal Court authorizing turnover of CDR assets.  Approximately 612,000 CDRs were assigned to individuals or other trustees.  Additionally, 92,000 CDRs related to Class C-5A Claims have been cancelled during the bankruptcy by the Company.  The balance of approximately 1,152,000 CDRs are currently being held by the Company’s transfer agent and any distributions relating to these rights are being held by the estate of Comdisco.

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

The Litigation Trust filed and a federal district court judge entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes, and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit (the “Seventh Circuit”) on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.  On October 18, 2011, a hearing was held before Judge Gettleman.  A hearing was set for December 22, 2011 and the parties were also required to submit a joint status report on December 9, 2011.  On December 22, 2011, a Rule 16 scheduling conference was set for January 13, 2012.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  On March 2, 2012, Judge Gettleman entered an order setting the discovery cut-off date as November 29, 2012.  On October 29, 2012, the SIP defendants filed a Motion for Extension of Discovery Cut-Off Date.  This motion was heard on November 1, 2012 at which time Judge Gettleman granted the extension through January 30, 2013.  On November 20, 2012, the Litigation Trust filed a motion to strike a jury demand, which had been filed by the SIP Participants.  At a hearing on December 6, 2012, the judge continued this motion to be heard at a status hearing on February 1, 2013.

Magistrate Judge Nolan was presiding over the discovery proceedings in the federal court and has held various status hearings during the year ended September 30, 2012.  On October 1, 2012, Magistrate Mary Rowland was assigned to these cases replacing Magistrate Nolan.  On October 23, 2012, the Litigation Trust filed a Motion to Compel Defendants to Cooperate in Scheduling Depositions.  On October 25, 2012, the Motion to Compel was granted and defendants were ordered to meet with plaintiffs by October 31, 2012 to set a deposition schedule.  The next status hearing is set for February 1, 2013.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents were tendered at a status hearing on January 24, 2012.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.  The judge set a discovery cut-off date of November 30, 2012.  On July 27, 2012, the defendants filed their Motion to Dismiss.  The Motion to Dismiss is fully briefed.  On December 7, 2012, Judge Tailer held the hearing on the Motion to Dismiss.  He granted the Motion to Dismiss and plaintiffs have until January 4, 2013 to file and serve an amended pleading.  The matter is continued to January 11, 2013.  At a status hearing on October 30, 2012, Judge Tailor set a further status hearing on November 7, 2012 at which he extended the discovery cut-off date until January 31, 2013.

In 2004 and 2005, sixty-nine SIP notes were transferred to the Litigation Trust.  Of the sixty-nine SIP notes, nine SIP participants have filed personal bankruptcy, thirty-five of them have settled or otherwise resolved their obligation, and twenty-five cases remain active (six in the federal court and nineteen in the state court).  As reported in the Thirty-Second Status Report of Comdisco Litigation Trustee, filed on October 31, 2012, the Litigation Trust did not reach any settlements in the quarter ended September 30, 2012.

For more details regarding the Litigation Trust and related proceedings, please refer to the quarterly reports filed by the Litigation Trust in the Bankruptcy court. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and the litigation trust agreement.

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

On June 1, 2012, Randolph I. Thornton renewed the appointment of the following employees, Robert E. T. Lackey, Deborah L. Dompke, Susan Long, Mary Ann Bolster and Michael J. Salerno, as Authorized Representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company, and report directly to him. Approximately five consultants continue to periodically assist the Company on a consulting basis.

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

Employees

On September 30, 2012, the Company had five U.S. employees (one full-time and four part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately five consultants continue to periodically assist the Company on a consulting basis.

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

Uncertainties Inherent in the CDR Liability Calculation

The CDR liability is management’s estimate of the amount of the net equity of the Company to be shared by holders of CDRs at the sharing percentage of 37%. The formula used to calculate the net equity of the Company includes variables (e.g., future operating costs and expenses, estimated future interest income, estimated recoveries, actual asset values realized, currency fluctuations, etc.) which are not under the control of the Company. Such variables are inherently uncertain due to the impact of influences such as time, inflation or deflation, interest rate changes, foreign currency exchange rate changes, third party credit risks, international and domestic events, court or tax rulings contrary to the Company’s expectations, timing and amounts of distributions to C-4 creditors by the Litigation Trust, and matters that could impact the timing on the wind down of the Company.

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

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Warrant and Equity Securities (collectively, “Equity Investments”)

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional investment management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004, on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s Equity Investments was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the

Company will be able to realize the estimated fair market value.  Furthermore, as of September 30, 2012, the total portfolio of four companies, which has an estimated fair market value of approximately $5,166,000, is subject to significant concentration risk, as follows: 99% of such value is in three individual companies, and approximately 97% of such value is in two individual companies.

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

Impact of Interest Rates and Foreign Exchanges Rates

Changes in interest rates could impact the value of certain of the Company’s assets and fluctuations in the foreign currency exchange rates could impact the value of the Company’s remaining net foreign assets, denominated in other than U.S. dollars, consisting primarily of tax receivables and tax liabilities in Canada and Mexico and a bank guarantee in the Netherlands.

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

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Proceeding

The Company continues to appear before the Bankruptcy court from time to time to clarify and administer matters related to the Plan and the wind down of the operations of the Company. On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  On November 5, 2012, during a scheduled status hearing before Bankruptcy Judge Schmetterer, legal counsels for the SIP defendants requested that the Judge participate in settlement discussions of the SIP litigation matters pending before the Federal and State courts. The counsels for the SIP defendants advised the Judge that a global settlement offer had been made to the Litigation Trust based upon the ability to pay and a litigation risk discount. Counsel for the Litigation Trust advised the Judge that some of the SIP defendants have not delivered their financial disclosures.

Therefore, the Litigation Trustee could not properly evaluate the global settlement offer. The Judge concurred with the Litigation Trust counsel and strongly suggested to the SIP defendants’ counsels that their clients make the requested financial disclosures. The Judge then set a further hearing for November 13, 2012.

At the hearing on November 13, 2012, Judge Schmetterer further instructed the SIP defendants’ counsels to have their clients comply with the requests for financial disclosures by November 27, 2012 and set a hearing for that date.  The Judge also advised them that, if the SIP defendants would not cooperate with meaningful financial disclosure, then he would not involve himself in attempting to mediate a settlement.

At the hearing on November 27, 2012, the counsels for the SIP defendants advised Judge Schmetterer that they had just turned over additional financial information to the Litigation Trust and that five of the SIP defendants, while wanting to participate in the global settlement, had refused to provide any additional financial disclosures. The counsel for the Litigation Trust informed the Judge that the additional information had been received that morning and the Litigation Trustee had not had sufficient time to evaluate it. The Judge set a hearing for December 6, 2012 and instructed the parties to discuss settlement in the interim.  At the hearing on December 6, 2012, the judge closed the mediation proceedings to solely the parties and their attorneys and the mediation was conducted behind closed doors.  The next mediation meeting is scheduled for January 4, 2013.

Litigation Trust Ongoing Litigation

The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the "Trust Assets").  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not accept the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Nine of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

The Litigation Trust filed and a federal district court judge entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes, and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the Seventh Circuit on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.  On October 18, 2011, a hearing was held before Judge Gettleman.  A hearing was set for December 22, 2011 and the parties were also required to submit a joint status report on December 9, 2011.  On December 22, 2011, a Rule 16 scheduling conference was set for January 13, 2012.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  On March 2, 2012, Judge Gettleman entered an order setting the discovery cut-off date as November 29, 2012.  On October 29, 2012, the SIP defendants filed a Motion for Extension of Discovery Cut-Off Date.  This motion was heard on November 1, 2012 at which time Judge Gettleman granted the extension through January 30, 2013.  On November 20, 2012, the Litigation Trust filed a motion to strike a jury demand, which had been filed by the SIP Participants.  At a hearing on December 6, 2012, the judge continued this motion to be heard at a status hearing on February 1, 2013.

Magistrate Judge Nolan was presiding over the discovery proceedings in the federal court and has held various status hearings during the year ended September 30, 2012.  On October 1, 2012, Magistrate Mary Rowland was assigned to these cases replacing Magistrate Nolan.  On October 23, 2012, the Litigation Trust filed a Motion to Compel Defendants to Cooperate in Scheduling Depositions.  On October 25, 2012, the Motion to Compel was granted and defendants were ordered to meet with plaintiffs by October 31, 2012 to set a deposition schedule.  The next status hearing is set for February 1, 2013.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents were tendered at a status hearing on January 24, 2012.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.  The judge set a discovery cut-off date of November 30, 2012.  On July 27, 2012, the defendants filed their Motion to Dismiss.  The Motion to Dismiss is fully briefed.  On December 7, 2012, Judge Tailer held the hearing on the Motion to Dismiss.  He granted the Motion to Dismiss and plaintiffs have until January 4, 2013 to file and serve an amended pleading.  The matter is continued to January 11, 2013.  At a status hearing on October 30, 2012, Judge Tailor set a further status hearing on November 7, 2012 at which he extended the discovery cut-off date until January 31, 2013.

In 2004 and 2005, sixty-nine SIP notes were transferred to the Litigation Trust.  Of the sixty-nine SIP notes, nine SIP participants have filed personal bankruptcy, thirty-five of them have settled or otherwise resolved their obligation, and twenty-five cases remain active (six in the federal court and nineteen in the state court).  As reported in the Thirty-Second Status Report of Comdisco Litigation Trustee, filed on October 31, 2012, the Litigation Trust did not reach any settlements in the quarter ended September 30, 2012.

For more details regarding the Litigation Trust and related proceedings, please refer to the quarterly reports filed by the Litigation Trust in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and the litigation trust agreement.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

Common Stock

As of December 3, 2012, there were 261 shareholders of record of the Company’s Common Stock. The following table sets forth the adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2012 and 2011.

2012				2011
Quarter	High	Low	Dividends	High	Low	Dividends
First	$5.95	$5.21	$0	$9.25	$8.50	$0
Second	5.90	5.00	0	9.43	8.55	0
Third	5.30	5.00	0	9.50	5.36	3.13
Fourth	5.25	4.05	0	7.00	5.20	0

The Company’s transfer agent and registrar is Computershare (f/k/a BNY Mellon), 480 Washington Boulevard, Jersey City, New Jersey, 07310. The shareholder relations telephone number is (800) 851-9677 and the internet address is http://www.computershare.com.

The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company’s Common Stock to the date of this report were as follows (in thousands):

Aggregate Payment
May 2003	$307,773
June 2003	60,019
September 2003	199,782
December 2003	50,365
May 2004	48,267
March 2005	52,447
January 2006	20,172
December 2006	25,748
April 2011	12,600
$777,173

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  As of September 30, 2012, the sharing percentage was 37%, which is the maximum sharing percent.  As of December 3, 2012, there were 1,857 holders of record of the Company’s CDRs and 148,448,188 outstanding CDRs.

The Company continues to maintain sufficient cash reserves for operations and any potential additional CDR liability arising from any potential net distributions from the Litigation Trust to C-4 creditors.  The outcome and timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

Aggregate total distributions to the date of this report with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
September 2008 reallocation	0	.01984
April 2011	7,400	.04985
Total CDR payments	$125,564	$.84585

See “Critical Accounting Policies” and “Contingent Distribution Rights” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the CDR liability.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no repurchases of Common Stock in the fourth quarter of fiscal 2012 or during the fiscal year 2012. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors Relating to the Company.”

THE COMPANY EMERGED FROM CHAPTER 11 BANKRUPTCY PROCEEDINGS ON AUGUST 12, 2002. THE PURPOSE OF THE COMPANY IS TO SELL, COLLECT OR OTHERWISE REDUCE TO MONEY IN AN ORDERLY MANNER THE REMAINING ASSETS OF THE CORPORATION. PURSUANT TO THE COMPANY’S FIRST AMENDED JOINT PLAN OF REORGANIZATION (THE “PLAN”) AND RESTRICTIONS CONTAINED IN THE COMPANY’S CERTIFICATE OF INCORPORATION (THE “CERTIFICATE”), THE COMPANY IS SPECIFICALLY PROHIBITED FROM ENGAGING IN ANY BUSINESS ACTIVITIES INCONSISTENT WITH ITS LIMITED BUSINESS PURPOSE. ACCORDINGLY, WITHIN THE NEXT FEW YEARS, IT IS ANTICIPATED THAT THE COMPANY WILL HAVE REDUCED ALL OF ITS ASSETS TO CASH AND MADE DISTRIBUTIONS OF ALL AVAILABLE CASH TO HOLDERS OF ITS COMMON STOCK AND CONTINGENT DISTRIBUTION RIGHTS IN THE MANNER AND PRIORITIES SET FORTH IN THE PLAN. AT THAT POINT, THE COMPANY WILL CEASE OPERATIONS. THE COMPANY FILED ON AUGUST 12, 2004 A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND DOWN CONTEMPLATED BY THE PLAN.  CAPITALIZED TERMS USED BUT NOT DEFINED IN THE ANNUAL REPORT ON FORM 10-K HAVE THE MEANINGS AS DEFINED IN THE PLAN.

AS A RESULT OF THE REORGANIZATION AND THE IMPLEMENTATION OF FRESH-START REPORTING, AS FURTHER DESCRIBED HEREIN, THE COMPANY’S RESULTS OF OPERATIONS AFTER JULY 31, 2002 ARE NOT COMPARABLE TO RESULTS REPORTED IN PRIOR PERIODS FOR COMDISCO, INC.

General

The Company’s operations continued to wind down during the fiscal year 2012. The Company’s assets at September 30, 2012 consist primarily of cash and cash-equivalents, short-term investments and equity securities. The timing of collections on the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities may provide future cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively "Equity Investments"). The Company carries its common stock and preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 5 of Notes to Consolidated Financial Statements and "Critical Accounting Policies". It is management's expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2012, which is approximately $697,000 and includes an additional purchase of shares in the amount of $162,000, made during the quarter ended June 30, 2012, for Performance Marketing Brands, Inc. (f/k/a Ebates Shopping.com, Inc.) (“Ebates”).

The Company estimates that the realizable value for its Equity Investments in private companies, net of transferred assets and sharing with Windspeed, at September 30, 2012 is approximately $5,166,000.  The Company does not hold shares in any public company.  The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2011 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2011 estimated realizable value	$208	$2,145
Realized – net of fees	(219)	(28)
Increase due to purchase of additional shares	0	162
Increase in unrealized estimated value	11	2,887

September 30, 2012 estimated realizable value	$0	$5,166

(1)	Carrying value of public companies for financial statements is market value. See Note 5 of Notes to Consolidated Financial Statements.
(2)
Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $697,000.  The increase in unrealized estimated value is a result of changes in marketability.

(3)	Net of sharing with Windspeed and transferred assets pursuant to the new extended management agreement terms.

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  As reported on a Current Report on Form 8-K filed by the Company on April 7, 2011, the Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. The Company currently anticipates that it will further extend the agreement.  Under the terms of the current management agreement and any anticipated extension, Windspeed is not, and will not, be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio go to Windspeed.  As a result of such arrangement, and as of February 21, 2011, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds and recognized a non-cash gain of $93,000 in the fiscal year ended September 30, 2011, representing the excess of the fair value of the companies over their respective cost basis.  The Company has amortized $105,000 of the prepaid expense since the beginning of this agreement, which includes $65,000 amortized during the twelve months ended September 30, 2012.

There is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management's expectations are subject to the risk factors discussed in Item 1A, “Risk Factors”, entitled "Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Warrant and Equity Securities."

Collections and recoveries: The Company has potential collections and recoveries on a limited number of accounts previously written off. Recoveries involve prior lessees or debtors now in bankruptcy and against whom the Company has filed and is pursuing claims to maximize its recoveries. The Company’s cost basis in these accounts is nominal.  The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties in Collections and Recoveries.”  Additionally, the Company, periodically, recovers unclaimed property from various states.

Subsidiaries:  The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to four subsidiaries as of December 3, 2012.  To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.

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

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. The Company paid no dividends during the fiscal year ended September 30, 2012 and paid a cash dividend of $3.1273 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $12.6 million) in the fiscal year ended September 30, 2011.  The Company made no payment to CDR holders in the fiscal year ended September 30, 2012 and made a cash payment of $0.04985 per CDR (an aggregate payment of approximately $7.4 million) to CDR holders in the fiscal year ended September 30, 2011.  See Item 1, “General Terms of the Plan of Reorganization” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.  Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

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

•
Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in approximately four private companies (the future proceeds of approximately fifteen of the portfolio companies were transferred to Windspeed under the new extended agreement). The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, which provides ongoing management of the Company’s portfolio in equity investments, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. At September 30, 2012, the carrying value of the Company’s equity investments in private companies was approximately $697,000 and the estimated fair market value was approximately $5,166,000, net of sharing.

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

Recent Developments

Equity Investments

During the quarter ended June 30, 2012, Performance Marketing Brands, Inc. (f/k/a Ebates Shopping.com, Inc.) (“Ebates”) announced that it would raise an additional round of financing and the Company made an additional purchase of shares in the amount of $162,000.  Ebates is held in the Company’s equity investments in its private companies portfolio as of September 30, 2012 at a fair value estimate of $4,428,000, an increase of $3,094,000 from the September 30, 2011 year end fair value estimate.  See the risk factors discussed in Item 1A, “Risk Factors” entitled “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio”.

Bankruptcy Proceeding

The Company continues to appear before the Bankruptcy court from time to time to clarify and administer matters related to the Plan and the wind down of the operations of the Company. On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  On November 5, 2012, during a scheduled status hearing before Bankruptcy Judge Schmetterer, legal counsels for the SIP defendants requested that the Judge participate in settlement discussions of the SIP litigation matters pending before the Federal and State courts. The counsels for the SIP defendants advised the Judge that a global settlement offer had been made to the Litigation Trust based upon the ability to pay and a litigation risk discount. Counsel for the Litigation Trust advised the Judge that some of the SIP defendants have not delivered their financial disclosures. Therefore, the Litigation Trustee could not properly evaluate the global settlement offer. The Judge concurred with the Litigation Trust counsel and strongly suggested to the SIP defendants’ counsels that their clients make the requested financial disclosures. The Judge then set a further hearing for November 13, 2012.

At the hearing on November 13, 2012, Judge Schmetterer further instructed the SIP defendants’ counsels to have their clients comply with the requests for financial disclosures by November 27, 2012 and set a hearing for that date.  The Judge also advised them that, if the SIP defendants would not cooperate with meaningful financial disclosure, then he would not involve himself in attempting to mediate a settlement.

At the hearing on November 27, 2012, the counsels for the SIP defendants advised Judge Schmetterer that they had just turned over additional financial information to the Litigation Trust and that five of the SIP defendants, while wanting to participate in the global settlement, had refused to provide any additional financial disclosures. The counsel for the Litigation Trust informed the Judge that the additional information had been received that morning and the Litigation Trustee had not had sufficient time to evaluate it. The Judge set a hearing for December 6, 2012 and instructed the parties to discuss settlement in the interim.  At the hearing on December 6, 2012, the judge closed the mediation proceedings to solely the parties and their attorneys and the mediation was conducted behind closed doors.  The next mediation meeting is scheduled for January 4, 2013.

Litigation Trust Ongoing Litigation

The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the "Trust Assets").  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not accept the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.  Nine of the SIP Participants filed personal bankruptcy.  On February 4, 2005, the Litigation Trust commenced both state and federal lawsuits to collect on the remaining SIP Participants’ promissory notes.

The Litigation Trust filed and a federal district court judge entered summary judgments (and amended judgments) against all but one of the SIP Participants who are defendants in the federal cases on their respective SIP promissory notes, and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge has entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those SIP Participants be turned over to the Litigation Trust.  Pursuant to these orders, the Company has turned over CDRs and related proceeds and will continue to do so if additional orders are entered.  The SIP Participants filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit (the “Seventh Circuit”) on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel.  The Litigation Trust filed a response to the petition on November 18, 2010.  On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.  On October 18, 2011, a hearing was held before Judge Gettleman.  A hearing was set for December 22, 2011 and the parties were also required to submit a joint status report on December 9, 2011.  On December 22, 2011, a Rule 16 scheduling conference was set for January 13, 2012.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  On March 2, 2012, Judge Gettleman entered an order setting the discovery cut-off date as November 29, 2012.  On October 29, 2012, the SIP defendants filed a Motion for Extension of Discovery CutOff Date.  This motion was heard on November 1, 2012 at which time Judge Gettleman granted the extension through January 30, 2013. On November 20, 2012, the Litigation Trust filed a motion to strike a jury demand, which had been filed by the SIP Participants.  At a hearing on December 6, 2012, the judge continued this motion to be heard at a status hearing on February 1, 2013.

Magistrate Judge Nolan was presiding over the discovery proceedings in the federal court and has held various status hearings during the year ended September 30, 2012.  On October 1, 2012, Magistrate Mary Rowland was assigned to these cases replacing Magistrate Nolan.  On October 23, 2012, the Litigation Trust filed a Motion to Compel Defendants to Cooperate in Scheduling Depositions.  On October 25, 2012, the Motion to Compel was granted and defendants were ordered to meet with plaintiffs by October 31, 2012 to set a deposition schedule.  The next status hearing is set for February 1, 2013.

The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases. On December 18, 2009, the SIP Participants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP Participants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP Participants.  On July 12, 2010, the SIP Participants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  The Litigation Trust filed its response to the Motion on July 28, 2010.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents were tendered at a status hearing on January 24, 2012.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.  The judge set a discovery cut-off date of November 30, 2012.  On July 27, 2012, the defendants filed their Motion to Dismiss.  The Motion to Dismiss is fully briefed.  On December 7, 2012, Judge Tailer held the hearing on the Motion to Dismiss.  He granted the Motion to Dismiss and plaintiffs have until January 4, 2013 to file and serve an amended pleading.  The matter is continued to January 11, 2013.  At a status hearing on October 30, 2012, Judge Tailor set a further status hearing on November 7, 2012 at which he extended the discovery cut-off date until January 31, 2013.

In 2004 and 2005, sixty-nine SIP notes were transferred to the Litigation Trust.  Of the sixty-nine SIP notes, nine SIP participants have filed personal bankruptcy, thirty-five of them have settled or otherwise resolved their obligation, and twenty-five cases remain active (six in the federal court and nineteen in the state court).  As reported in the Thirty-Second Status Report of Comdisco Litigation Trustee, filed on October 31, 2012, the Litigation Trust did not reach any settlements in the quarter ended September 30, 2012.

For more details regarding the Litigation Trust and related proceedings, please refer to the quarterly reports filed by the Litigation Trust in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and the litigation trust agreement.

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

Subsidiary Changes

There were no changes in the Company’s subsidiaries during the fiscal year ended September 30, 2012.

XBRL

On September 11, 2012, the Company was denied an extension to its continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company will be required to provide the interactive data file beginning with the fiscal quarter ending December 31, 2012.

Results of Operations

Fiscal Year Ended September 30, 2012 Compared to the Fiscal Year Ended September 30, 2011

Revenue (in thousands)	Year ended September 30,		Percent
	2012	2011	Increase (Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$203	$1,079	(81)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	136	114	19%	Interest earned on cash balances. (B)
Foreign exchange gain	123	93	32%	(C)
Miscellaneous income	0	16	(100%)
Total Revenue	$462	$1,302	(65)%

(A)
The decrease in gains on sale of equity holdings for the year ended September 30, 2012 relates to a decrease in the liquidations of positions in public and private companies from October 1, 2011 through September 30, 2012 as compared to the period from October 1, 2010 through September 30, 2011.

(B)	Interest income earned in the fiscal year ended September 30, 2012 is slightly higher compared to the prior fiscal year due to higher rates earned on short-term investments.

(C)	Foreign exchange gain primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Costs and Expenses (in thousands)	Year ended September 30,		Percent
	2012	2011	Increase (Decrease)	Explanation of Change
Selling, general and administrative	$3,028	$3,131	(3%)	(A)
Write-down of privately held securities	0	199	(100)%	Impairment of asset.
Contingent distribution rights	(34)	(2,128)	(98)%	(B)
Bad debt recoveries	(801)	(551)	45%	Collections and recoveries. (C)
	$2,193	$651	+100%

(A)
Decrease in professional fees, employee and consulting compensation and other operating expenses incurred during the twelve months ended September 30, 2012 primarily related to the continued wind-down of operations offset slightly by an increase of $166,000 to the liability for a bank guaranty.

(B)
The reduction in CDR expense during 2012 is primarily the result of an increase in estimated future selling, general and administrative costs offset by a Canadian net tax benefit received during 2012 and the impact of gains on sale of equity investments on the CDR liability and higher bad debt recoveries.  The reduction in CDR expense during 2011 was primarily the result of income tax expense from the write off of a Canadian tax receivable during the year ended September 30, 2011, together with higher estimated future selling, general and administrative costs.  This reduction was offset in part by higher gain on sale of equity investments and bad debt recoveries.  See Item 7 "Critical Accounting Policies" for a discussion of the potential liability from any future recoveries and distributions by the Litigation Trust.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation”.

(C)
The increase in proceeds during the twelve months ending September 30, 2012 was the result of bad debt recoveries from a previously written off claim in a foreign bankruptcy estate, a settlement on a disputed obligation owed to the Company, proceeds from the sale of equities pledged under a former Comdisco Ventures, Inc. loan transaction and proceeds from a final settlement of an ongoing litigation with a foreign lessee.

Selling, General and Administrative Expenses

The following table summarizes selling, general and administrative expenses (in thousands):

	Year ended September 30,
	2012	2011
Compensation and benefits	$1,249	$1,266
Outside professional services	999	1,205
Other expenses	780	660
	$3,028	$3,131

Income Taxes

See Note 4 – Income Taxes of Notes to Consolidated Financial Statements for details about the Company’s income tax provision. Income taxes are subject to the risk factor “The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions” discussed in Item 1A, “Risk Factors”.

The Company’s U.S. federal taxes are impacted from its wind down activities, including the liquidation and repatriation of foreign assets.  During the fiscal year ended September 30, 2012, the Company recorded a U.S. tax benefit in the amount of approximately $6,000 and received a refund from the Internal Revenue Service (“IRS”) in the amount of approximately $7,000.  During the fiscal year ended September 30, 2011, the Company recorded no US tax expense.  During the fiscal year ended September 30, 2011, the Company made estimated payments to the IRS in the amount of approximately $10,000.

During the fiscal year ended September 30, 2012, the Company recorded a tax expense of approximately $3,000 and the Company paid approximately $16,000 in final settlement with the San Juan Municipality and has completed withdrawal from Puerto Rico.

During the fiscal year ended September 30, 2012, the Company recorded a net income tax benefit of approximately $1,279,000 for Comdisco Canada Limited (“CCL”) as a result of successful negotiations with the Canada Revenue Agency (“CRA”) of a refund of arrears federal interest.  During the fiscal year ended September 30, 2011, the Company recorded tax expense of approximately $3,393,000 for its Canadian operations as a result of the following: (a) the write off of a tax receivable for arrears federal interest based on an adverse position taken by the CRA in response to the Notices of Objection to reassessments which were filed for the tax years ended September 30, 2000 and 2001 by the Company during the quarter ended September 30, 2011, (b) increased interest accruals, and (c) settlements with tax authorities.

  During the year ended September 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010.  During the quarter ended December 31, 2010, the tax audit for 2003 was closed and the Company made a payment for income taxes in the amount of $268,000 and recorded a tax benefit of $1,160,000.  As a result of the tax audit, during the year ended September 30, 2010, the Company also recorded an estimated liability for value added tax (“VAT”) in the amount of $120,000 which was recorded in selling, general and administrative expense.  The final assessment was received by the Company and paid in the quarter ended December 31, 2010.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2011.

Net (Loss)

Net loss was approximately $(449,000), or $(0.11) per share-basic and diluted, for the fiscal year ended September 30, 2012 compared to a net loss of approximately $(1,581,000), or $(0.39) per share-basic and diluted, for the fiscal year ended September 30, 2011.

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

At September 30, 2012, the Company had unrestricted cash and cash equivalents of approximately $29,349,000, a decrease of approximately $1,601,000 compared to September 30, 2011.  These funds are primarily held in the United States.  Net cash used in operating activities for the fiscal year ended September 30, 2012 was

$121,000.  Net cash used in investing/financing activities for the fiscal year ended September 30, 2012 was $1,523,000.  The effect of exchange rate changes on cash balances held in foreign currencies was an increase in cash and cash equivalents of approximately $43,000 for the fiscal year ended September 30, 2012.

Cash used in operating activities primarily consisted of cash expenditures, which were primarily operating expenses of $2,948,000 (principally professional services and compensation).  These expenditures were offset partially by; approximately $1,348,000 of net tax receipts from the CRA and the IRS and a payment to Puerto Rico, approximately $328,000 of proceeds net of fees generated from the Windspeed managed warrant and equity portfolio, and approximately $1,151,000 of proceeds received from interest income, bad debt recoveries and other revenue.

Net cash used in investing/financing activities of $1,523,000 included a short-term investment in Canada for $1,391,000, an investment of $162,000 in private equity shares and a decrease of $30,000 in legally restricted cash.

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

Dividends

The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company’s Common Stock to the date of this report were as follows (in thousands):

Aggregate Payment
May 2003	$307,773
June 2003	60,019
September 2003	199,782
December 2003	50,365
May 2004	48,267
March 2005	52,447
January 2006	20,172
December 2006	25,748
April 2011	12,600
$777,173

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 3, 2012, the sharing percentage was 37%, which is the maximum sharing percent and there were 1,857 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from either the Company’s equity and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

Aggregate total distributions to the date of this report with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
September 2008 reallocation	0	.01984
April 2011	7,400	.04985
Total CDR payments	$125,564	$.84585

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

 /s/ KPMG LLP

Chicago, Illinois
December 12, 2012

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year ended September 30,	Year ended September 30,
	2012	2011
Revenue
Gain on sale of equity and warrant securities, net of fees	$203	$1,079
Interest income	136	114
Foreign exchange gain	123	93
Miscellaneous income	0	16
Total revenue	462	1,302
Costs and expenses
Selling, general and administrative	3,028	3,131
Write-down of privately held securities	0	199
Contingent Distribution Rights	(34)	(2,128)
Bad debt recoveries	(801)	(551)
Total costs and expenses	2,193	651
Earnings (loss) before income taxes	(1,731)	651
Income tax expense (benefit)	(1,282)	2,232
Net (loss)	$(449)	(1,581)
Basic and diluted (loss) per common share	$(0.11)	$(0.39)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands except number of shares and per share data)

	September 30, 2012	September 30, 2011
ASSETS
Cash and cash equivalents	$29,349	$30,950
Cash – legally restricted	4,837	4,856
Short-term investment	4,496	2,928
Equity investments	697	743
Receivable from bad debt recovery	0	251
Other assets	390	245
Total assets	$39,769	$39,973
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$137	$127
Income taxes payable	1,037	904
Other liabilities:
Accrued compensation	1,221	1,170
Contingent Distribution Rights	11,339	11,373
Other liabilities	501	333
Total other liabilities	13,061	12,876
Total liabilities	14,235	13,907
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at September 30, 2012 and 2011	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	0	83
Accumulated deficit	(2,950)	(2,501)

Total stockholders’ equity	25,534	26,066
	$39,769	$39,973

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Common stock placed in treasury	Total
Balance at September 30, 2010	$72	$44,136	$4	$277	$(4,321)	$40,168
Net loss				(1,581)		(1,581)
Change in unrealized gain			79			79
Total comprehensive loss						(1,502)
Liquidating dividend payment, April 21, 2011		(11,403)		(1,197)		(12,600)
Treasury stock retired	(2)	(4,319)			4,321	0
Balance at September 30, 2011	70	28,414	83	(2,501)	0	26,066
Net loss				(449)		(449)
Change in net unrealized gains			(83)			(83)
Total comprehensive loss						(532)
Balance at September 30, 2012	$70	$28,414	$0	$(2,950)	$0	$25,534

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2012	Year Ended September 30, 2011

Cash flows from operating activities:
Equity and warrant proceeds net of fees	$328	$1,421
Interest, bad debt recoveries and other revenue	1,151	385
Selling, general and administrative expenses	(2,948)	(3,309)
Income tax receipts (payments)	1,348	(379)
Contingent Distribution Rights payments	0	(7,400)

Net cash used by operating activities	(121)	(9,282)

Cash flows from investing/financing activities:
Dividends paid on Common Stock	0	(12,600)
Investment in shares of private equity company	(162)	0
Short-term investment	(1,391)	0
Decrease in legally restricted cash	30	0
Net cash used in investing/ financing activities	(1,523)	(12,600)

Effect of exchange rates on cash and cash equivalents	43	6

Net decrease in cash and cash equivalents	(1,601)	(21,876)
Cash and cash equivalents at beginning of period	30,950	52,826

Cash and cash equivalents at end of period	$29,349	$30,950

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2012	Year Ended September 30, 2011
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(449)	$(1,581)
Adjustments to reconcile net loss to net cash used by operating activities:
Taxes payable and other tax balances	68	(247)
Reversal of a Canadian income tax receivable	0	3,264
Reversal of a Mexican income tax liability	0	(1,165)
Contingent Distribution Rights	(34)	(9,528)
Selling, general, and administrative expenses	14	(218)
Write-down of privately held securities	0	199
Receivables	248	(263)
Cost basis related to equity securities sold	126	435
Non-cash gain from the new extended management agreement	0	(93)
Amortization of prepaid management fee expense	65	40
Other, including foreign exchange	(159)	(125)
Net cash used by provided by operating activities	$(121)	$(9,282)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012, and 2011

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

On September 11, 2012, the Company was denied an extension to its continuing hardship exemption from the SEC from the requirement to provide its financial information to the SEC in an interactive data format using eXtensible Business Reporting Language (“XBRL”).  The Company will be required to provide the interactive data file beginning with the fiscal quarter ending December 31, 2012.

The Company’s policy is to expense legal costs as they are incurred.

Nature of Operations

Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc.  The Company reports its results of operations in one reporting segment.

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

Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”). The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired.  The Company did not record any write-downs of equity securities for the year ended September 30, 2012.  The Company recorded a write-down of equity securities for the year ended September 30, 2011 for approximately $199,000.  All write-downs are considered permanent impairments for financial reporting purposes.  During the quarter ended June 30, 2012, the Company made an additional investment in the amount of $162,000 related to Performance Marketing Brands, Inc. (f/k/a Ebates Shopping.com, Inc.) (“Ebates”).

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

Basic and Diluted Earnings Per Common Share

Earnings per common share basic and diluted are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding for the period.

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

Note 4 - Income Taxes

The geographical sources of earnings (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2012	2011
United States	$(1,396)	$981
Outside United States	(335)	(330)
	$(1,731)	$651

During the year ended September 30, 2012, the loss before income taxes was primarily a result of selling, general and administrative costs of the estate, which were higher than revenues.  During the year ended September 30, 2011, the earnings before income taxes in the United States and the loss before income taxes outside the United States were a result of the transactions implemented to effect the wind down of Comdisco de Mexico, S.A. de C.V (“Mexico”) and Comdisco Canada Limited (“CCL”) in which an intercompany debt owed by the Company’s U.S. entity was forgiven with Mexico and an intercompany receivable was forgiven with CCL.

The components of the income tax (benefit) expense were as follows (in thousands):

	Year ended September 30,
	2012	2011
Current:
United States	$(6)	$(1)
Outside United States	(1,276)	2,233
Deferred:
United States	0	0
Outside United States	0	0
	$(1,282)	$2,232

The Company received approximately $7,000 from the Internal Revenue Service (“IRS”) in the fiscal year ended September 30, 2012 and paid approximately $10,000 to the IRS in the fiscal year ended September 30, 2011.  The Company received approximately $1,357,000 from the Canada Revenue Agency (“CRA”) during the fiscal year ended September 30, 2012.  The Company paid approximately $16,000 in a final settlement with the San Juan Municipality.

The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

	Year ended September 30,
	2012	2011
U.S. federal income tax rate	34.00%	34.00%
Increase (reduction) resulting from:
Final determinations (1)	67.16	(178.28)
Foreign income tax rate differential	0.00	538.87
Non-deductible CDR expenses	0.67	(111.23)
Unrealized gain (loss) on foreign exchange	2.42	(4.86)
Intercompany debt forgiveness	0.00	24.58
Change in valuation allowance	(28.30)	41.15
Income (loss) from pass through entities	(2.22)	(0.92)
Other, net	0.31	(0.45)
Effective income tax rate	74.04%	342.86%

(1)	Final determinations include final agreements with tax authorities.

Deferred tax assets at September 30, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Foreign loss carryforwards	$269	$186
U.S. and state NOL carryforward	111,283	110,724
AMT credit carryforwards	75,588	75,588

Gross deferred tax assets	187,140	186,498
Less: valuation allowance	(187,140)	(186,498)

Net deferred tax assets	$0	$0

The Company provides a valuation allowance for the remaining value of the deferred tax assets due to it being more likely than not that they will not be utilized in the future.

For financial reporting purposes, as of September 30, 2012, the Company has approximately $996,000 of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $269,000 to offset this deferred tax asset.

At September 30, 2012, the Company has available for U.S. federal income tax purposes the following carryforwards (in thousands):

Year scheduled to expire	Net operating loss

2023	$239,595
2024	37,101
2025	34,055
2031	657
2032	1,553
$312,961

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

As of the date of this filing, the only federal tax years open to exam are fiscal years ended September 30, 2009 through September 30, 2011.

During the year ended September 30, 2012, the Company paid approximately $16,000 in final settlement with the San Juan Municipality and has completed withdrawal from Puerto Rico.

The Company's Canadian subsidiary, CCL, currently is in the process of resolving several tax matters with federal and provincial tax authorities in Canada.  The more significant tax matter is the "Notices of Objection" to reassessments which were filed for the tax years ended September 30, 2000 and 2001. During the quarter ended September 30, 2011, as a result of an adverse position taken by the CRA in response to the Notices of Objection, the Company wrote off an income tax receivable in the amount of approximately $3,264,000 representing anticipated refunds from both the CRA and the province of Ontario.  During the year ended September 30, 2012, the Company completed final negotiations with the CRA related to its federal Notices of Objection and recorded a net income tax benefit of approximately $1,279,000.

The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002, 2008 and 2009, as well as March 31, 2010, 2011 and 2012. The Company will continue to pursue refund efforts with the province of Ontario; however, as of the date of this filing, the Company believes a tax refund is not more likely than not to be received, therefore, no income tax receivable has been recorded.  The open tax years for the province of Ontario are tax years ended September 30, 1998 and 2007 through 2009, as well as March 31, 2010, 2011 and 2012. The open tax year for the provinces of Quebec and Alberta is the tax year ended September 30, 1999.

During the fiscal year ended September 30, 2012, the Company’s Canadian subsidiary received tax refunds totaling approximately USD $1,357,000 from the CRA.  During the fiscal year ended September 30, 2011, the Company’s Canadian subsidiary made tax payments totaling approximately USD $101,000 to the CRA.

During the year ended September 30, 2009, the Company was contacted by the Mexican Ministry of Finance to perform an audit of the 2003 tax year.  The field work for the tax audit was completed during the quarter ended June 30, 2010, and the Company recorded an estimated income tax liability in the amount of $1,418,000 which was recorded in income tax expense.  During the quarter ended December 31, 2010, the tax audit for 2003 was closed and the Company made a payment for income taxes in the amount of $268,000 and recorded a tax benefit of $1,160,000.  As a result of the tax audit, during the year ended September 30, 2010, the Company also recorded an estimated liability for value added tax (“VAT”) in the amount of $120,000 which was recorded in selling, general and administrative expense.  The final assessment was received by the Company and paid in the quarter ended December 31, 2010.  The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2011.  The Company is currently working with local advisors to liquidate the Mexican subsidiary.

The Company’s United Kingdom (“UK”) subsidiary, Equiplease Limited, was dissolved during the fiscal year ended September 30, 2011 and received approximately $1,000 for its UK subsidiary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	September 30,	September 30,
	2012	2011
Beginning balance	$430	$1,434
Decreases related to settlements of certain tax audits	(16)	(268)
Increases related to settlements of certain tax audits	0	0
Decreases related to prior year tax positions	0	(1,160)
Increases related to prior year tax positions	46	0
Other	0	424
Ending balance	$460	$430

The entire balance of $460,000, if not realized, would impact the effective tax rate in future periods.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $460,000.

The Company recognizes accrued interest and penalties related to income tax reserves in respect of uncertain tax positions in the income tax provision. As of September 30, 2012, accrued interest and penalties amounted to approximately $144,000.  For the year ended September 30, 2012, the net tax benefit of approximately $1,279,000 related to the Canadian entity, including interest expense and penalties in the statement of operations, was a result of the negotiation with the CRA on a tax refund sought by the Company in connection with Notices of Objection filed for the tax years ended September 30, 2000 and 2001.  The Company received the federal assessment and federal refund check for approximately $1,357,000 during the quarter ended September 30, 2012.  For the year ended September 30, 2011, the net tax expense of approximately $3,393,000 related to the Canadian entity, including interest expense and penalties in the statement of operations, was a result of the write off of an income tax receivable due to an adverse CRA position on a tax refund sought by the Company in connection with Notices of Objection filed for the tax years ended September 30, 2000 and 2001 and the Canadian wind down transaction.

Note 5 – Equity Investments

On February 23, 2004, the Company announced that its subsidiary, Comdisco, Inc., entered into agreements (collectively, the “Agreements”) with Windspeed for the ongoing management and liquidation of Comdisco Ventures, Inc.’s warrant and equity investment portfolio.  As reported on a Current Report on Form 8-K filed by the Company on April 7, 2011, the Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013. The Company currently anticipates it will further extend the contract.  Under the terms of the current management agreement and any anticipated extension, Windspeed is not, and will not, be paid any management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio go to Windspeed.  The Agreements include substantially all of the Company’s warrant and equity investment portfolio.  Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in certain of the Company’s equity securities at a set percentage. The Company has received approximately $70,741,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $12,575,000 in management fees and sharing through September 30, 2012. Management fees are expensed when incurred and realized gains on the sale of Equity Investments are reduced by sharing amounts under the management agreement.

Marketable equity investments:

The Company’s available-for-sale security holdings were as follows (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Market value
September 30, 2012	$0	$0	$0	$0
September 30, 2011	$125	$83	$0	$208

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income. At September 30, 2012, the Company does not own any shares in publicly-traded companies.  The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Realized gains, net of sharing and fees, are included in revenue in the consolidated statements of operations. During the fiscal year ended September 30, 2012, the Company received $328,000 in proceeds (after sharing and management fees) and realized a gain of $203,000 on the sale of marketable equity securities.

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Investments when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company’s equity investments in private companies was $697,000 at September 30, 2012 and $535,000 at September 30, 2011.  During the quarter ended June 30, 2012, the Company made an additional investment in the amount of $162,000 related to Performance Marketing Brands, Inc. (f/k/a Ebates Shopping.com, Inc.) (“Ebates”).

There were no write-downs of equity securities in the fiscal year ended September 30, 2012 and $199,000 during the fiscal year ended September 30, 2011.

Note 6 - Common Stock and Other Comprehensive Income

The Company has 4,200,000 shares of Common Stock issued.  171,049 shares of Common Stock held in treasury were retired during the quarter ended March 31, 2011.  As of September 30, 2012, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

The Company’s Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

	Year ended September 30,
	2012		2011
Average common shares issued		4,200	4,200
Average common shares retired		(171)	(171)
		4,029	4,029
Net (loss) to common stockholders		$(449)	$(1,581)
Basic and diluted (loss) per common share	$	(0.11)	$(0.39)

Accumulated other comprehensive (loss) consists of changes in the unrealized gains related to the Company’s holdings in available-for-sale investments.   Total comprehensive (loss) is as follows (in thousands):

	Year ended September 30,
	2012	2011
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during the period	$120	$83
Reclassification adjustment for gains included in earnings before income taxes	(203)	(4)

Change in net unrealized gains (losses) (A)	(83)	79

Net (loss)	(449)	(1,581)

Total comprehensive (loss)	$(532)	$(1,502)

Note (A):  No income tax effect on these gains (losses)

Note 7 - Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of September 30, 2012 and 2011.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

		September 30, 2012
		Level 1	Level 2	Level 3	Total Fair Value
Assets
	Money market accounts	$28,591,000	$0	$0	$28,591,000
	Certificates of deposit	0	4,496,000	0	4,496,000
	Equity investments (A)	0	0	5,166,000	5,166,000
	Total	$28,591,000	$4,496,000	$5,166,000	$38,253,000

		September 30, 2011
		Level 1	Level 2	Level 3	Total Fair Value
Assets
	Money market accounts	$29,802,000	$0	$0	$29,802,000
	Certificates of deposit	0	2,928,000	0	2,928,000
	Equity investments (A)	208,000	0	2,145,000	2,353,000
	Total	$30,010,000	$2,928,000	$2,145,000	$35,083,000
(a)  Equity investments are made up of stock in four privately held companies.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the years ended September 30, 2012 and 2011 is as follows:

	Fair Value September 30, 2011	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2012
Level 3 only Equity investments	$2,145,000	$(28,000)	$2,887,000	$0	$162,000	$0	$0	$5,166,000

	Fair Value September 30, 2010	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Decrease due to transfer of assets	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2011
Level 3 only Equity investments	$3,539,000	$(982,000)	$478,000	$(199,000)	$(131,000)	$(435,000)	$(125,000)	$2,145,000

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

Equity investments in private companies consist primarily of small investments in approximately four private companies.  Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements. Warrants in non-public companies are carried at zero value.   The carrying value of equity investments in private companies is $697,000 and the fair market value measured using Level 3 inputs is $5,166,000, net of sharing.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies, including warrants, was determined in consultation with Windspeed based on the market approach , including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of September 30, 2012, the total portfolio of four companies which has an estimated fair market value of $5,166,000 is subject to significant concentration risk, as follows: 99% of such value is in three individual companies, and approximately 97% of such value is in two individual companies.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

Note 8 – Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2012 and 2011, are as follows (in thousands except per share data):

	Quarter ended
	December 31,		March 31,		June 30,			September 30,
	2011	2010	2012	2011	2012		2011	2012	2011
Total revenue	$133	$312	$211	$353	$(90	)(A)	$867	$208	$(230	)(A)
Net earnings (loss)	$(575)	$411	$351	$(520)	$(629)		$1,029	$404	$(2,501	)(B)
Basic and diluted earnings (loss) per common share	$(0.14)	$0.10	$0.09	$(0.13)	$(0.16)		$0.26	$0.10	$(0.62)

(A)
During the quarter ended September 30, 2011, as a result of an adverse position taken by the CRA in response to the Notices of Objection, the Company wrote off an income tax receivable in Canada offset partially by lower contingent distribution rights expense.

(B)
During the quarter ended September 30, 2011, as a result of an adverse position taken by the CRA in response to the Notices of Objection, the Company wrote off an income tax receivable in Canada offset partially by lower contingent distribution rights expense.

Note 9 - Other Financial Information

Legally restricted cash represents cash and cash equivalents that are related to the Company’s employee incentive compensation plans, and cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company.

Legally restricted cash is comprised of the following (in thousands):

	September 30, 2012	September 30, 2011
Incentive compensation escrows	$496	$464
Indemnification reserve	4,000	4,000
Other escrows	341	392
	$4,837	$4,856

The incentive compensation escrow is deferred compensation defined by the Plan and held until an employee terminates employment with the Company.   The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  Other escrows include a bank guaranty held in the Netherlands.

Other liabilities consist of the following (in thousands):
	September 30, 2012	September 30, 2011
Accrued compensation	$1,221	$1,170
CDRs	11,339	11,373
Other liabilities	501	333
	$13,061	$12,876

The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s Bankruptcy court approved compensation plans. The CDR liability reduction is primarily due to the impact of higher estimated future selling, general and administrative costs.  The increase in other liabilities as compared to the year ended September 30, 2011 is a result of an increase to the reserve for the bank guaranty to be fully reserved in the amount of $339,000.

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

Note 10 - Operations by Geographic Areas

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Year ended September 30,
	2012	2011
North America	$436	$1,306
Europe	26	(4)
	$462	$1,302

The gain in Europe during the year ended September 30, 2012 is the result of foreign exchange gain of a net asset denominated in Euros.  The loss in Europe during the year ended September 30, 2011 is the result of a loss on an investment in the Company’s UK subsidiary that was liquidated during the year ended September 30, 2011, offset in part by foreign exchange gain of a net asset denominated in Euros.

The following table presents total assets and cash by geographic location based on the location of the Company’s offices as of September 30 (in thousands):

	2012		2011
	Total Assets	Cash and Cash Equivalents and Short-term Investments	Total Assets	Cash and Cash Equivalents and Short-term Investments

North America	$39,430	$38,343	$39,612	$38,373
Europe	339	339	361	361
Total	$39,769	$38,682	$39,973	$38,734

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, management believes that, as of September 30, 2012, the Company’s internal control over financial reporting is effective.

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

Sole Officer and Director

Randolph I. Thornton (Age 67 - Director since August 2002)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2012.

Code of Ethics

On June 30, 2012, the Company updated and made effective its revised Code of Conduct Applicable to the Chief Executive Officer and Authorized Representatives. The Company updated and made effective its revised Code of Conduct for its employees in June 2012. Copies are available on the Company’s website at www.comdisco.com. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website and in future filings.  To date, the Company has granted no such waivers.

ITEM 11.  EXECUTIVE COMPENSATION

Effective August 12, 2004, Randolph I. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Mr. Thornton is the sole executive officer and is referred to in this section as the “named executive officer.”

Compensation Discussion and Analysis

All payments to Mr. Thornton are made pursuant to the Disbursing Agent Agreement which specifies an hourly rate for the services provided by the Disbursing Agent and is set at $400 per hour.  This approach is consistent with the Company’s overall objective of efficiently selling, collecting and otherwise reducing to money the remaining assets of the Company and its subsidiaries.  The rate does not vary and does not depend on corporate performance.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	All Other Compensation($) Note (1)	Total ($)
Randolph I. Thornton	2012	--	87,700	87,700
Chief Executive Officer,	2011	--	125,500	125,500
President and Secretary	2010	--	119,300	119,300

(1)	Amount reflects total payments earned by Mr. Thornton pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal year 2012. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal year 2012. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

The Disbursing Agent’s compensation for the fiscal year ended September 30, 2012 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in fiscal year 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

The following table reflects the number of shares of Common Stock beneficially owned on December 3, 2012 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

Stockholders Owning at least 5 percent of the Company’s Common Stock

Name and Address		Shares Beneficially Owned	Percent of Class
Berkshire Hathaway, Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	(1)	1,538,377	38.18%
Davidson Kempner Partners 885 Third Avenue New York, New York 10022	(2)	946,785	23.50%
Horizon Kinetics LLC 470 Park Avenue South 4th Floor South, New York, NY, 10016	(3)	281,225	6.98%
Haphazard Investors LLC 141 Heather Lane Mill Neck, NY 11765	(4)	341,228	8.47%

(1)
The information with respect to 1,538,377 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on its amended Report on Schedule 13F for the period ended December 31, 2011, filed with the SEC on February 14, 2012.

(2)
The information with respect to 946,785 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on its amended Schedule 13G, dated and filed with the SEC on February 14, 2006.

(3)	The information with respect to 281,225 shares of Common Stock beneficially owned by Horizon Kinetics LLC is based on its Report on Schedule 13G dated and filed with the SEC on January 23, 2012.

(4)
The information with respect to 341,228 shares of Common Stock beneficially owned by Haphazard Investors LLC is based on a Report on its Schedule 13G, dated and filed with the SEC on February 10, 2012.

Common Stock Owned by Directors and Executive Officers

Mr. Thornton (who is the Company’s sole officer and director) does not beneficially own any shares of the Company’s common stock in the Company as of December 3, 2012. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee of the Board of Directors

The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal year 2012. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the fiscal year 2012. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on Nasdaq.

One of Mr. Thornton’s primary responsibilities is to provide oversight of the integrity of the Company’s financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and has reviewed and discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditor’s Communication With Those Charged With Governance, as amended. In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors’ objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

Based on the review and discussions described in this report, Mr. Thornton determined that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, for filing with the SEC.

This report is submitted on behalf of the Audit Committee:

Randolph I. Thornton

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by KPMG LLP (“KPMG”), the Company’s principal accountant, for the audit of our annual financial statements for the fiscal years ended September 30, 2012 and September 30, 2011 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2012	2011
Audit Fees (1)	$193,000	$200,000
Audit Related Fees	0	10,000
Tax Fees (2)	0	9,100
All Other Fees	0	3,220
Total	$193,000	$222,320

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

Exhibit No.	Description of Exhibit

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

22.1	Subsidiaries of the registrant (Filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1
Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith).

101	XBRL Exemption **

*	Management contract or compensatory plan or arrangement.

**
The Company was previously granted a continuing hardship exemption under Rule 202 of Regulation S-T, which expired on October 1, 2012.  As a result, the Company will be required to provide the interactive data file beginning with the fiscal quarter ending December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMDISCO HOLDING COMPANY, INC.

Dated: December 12, 2012	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2012.

SIGNATURE		DATE

By:	/s/ Randolph I. Thornton	December 12, 2012
Name:	Randolph I. Thornton
Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director