Form 10-Q
period 2012-12-31
COMDISCO HOLDING CO INC
filed 2013-02-14
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on January 31, 2013.

COMDISCO HOLDING COMPANY, INC.

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

Comdisco Holding Company, Inc.

Consolidated Statements of Comprehensive Loss – Three months ended December 31, 2012 and 2011 (Unaudited)

(in thousands, except per share data)

		Three months ended December 31,
	2012	2011
Revenue
Gain on sale of equity and warrant securities	$112	$81
Interest income	30	31
Foreign exchange gain	0	21

Total revenue	142	133

Costs and expenses
Selling, general and administrative	629	921
Contingent Distribution Rights	58	126
Foreign exchange loss	53	0
Bad debt recoveries	(17)	(349)

Total costs and expenses	723	698

Net (loss) before income taxes	(581)	(565)
Income tax expense	12	10

Net (loss)	(593)	(575)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	0	(15)
Other comprehensive income (loss)	0	(15)
Comprehensive income (loss)	$(593)	$(590)

Basic and diluted net (loss) per common share	$(0.15)	$(0.14)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Balance Sheets – December 31, 2012 (Unaudited) and September 30, 2012

(in thousands, except share data)

	December 31, 2012	September 30, 2012
ASSETS
Cash and cash equivalents	$28,930	$29,349
Cash – legally restricted	4,848	4,837
Short-term investment	4,434	4,496
Equity investments	697	697
Other assets	358	390
Total assets	$39,267	$39,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$103	$137
Income taxes payable	1,035	1,037
Other liabilities:
Accrued compensation	1,283	1,221
Contingent Distribution Rights	11,397	11,339
Other liabilities	508	501
Total other liabilities	13,188	13,061
Total liabilities	14,326	14,235
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at December 31, 2012 and September 30, 2012	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	0	0
Accumulated deficit	(3,543)	(2,950)

Total stockholders’ equity	24,941	25,534
	$39,267	$39,769

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows – Three months ended December 31, 2012 and 2011 (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2012	2011

Cash flows from operating activities:

Equity investments and warrant proceeds net of sharing	$ 112	$ 81
Bad debt recoveries, interest and other revenue	28	613
Selling, general and administrative expenses	(551)	(848)

Net cash (used in) operating activities	(411)	(154)

Effect of exchange rates on cash and cash equivalents	(8)	7

Net (decrease) in cash and cash equivalents	(419)	(147)
Cash and cash equivalents at beginning of period	29,349	30,950

Cash and cash equivalents at end of period	$ 28,930	$ 30,803

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows (Unaudited) - Continued

(in thousands)

	Three Months Ended December 31,
	2012	2011
Reconciliation of net (loss) to net cash (used in) operating activities:

Net (loss)	$(593)	$(575)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Taxes payable and other tax balances	12	10
Contingent Distribution Rights	58	126
Receivables	(17)	240
Selling, general and administrative expenses	54	58
Amortization of prepaid management fee expense	17	16
Other, including foreign exchange	58	(29)

Net cash (used in) operating activities	$(411)	$(154)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2012

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  Capitalized terms used but not defined in this Quarterly Report on Form 10-Q have the meanings as defined in the Company’s First Amended Joint Plan of Reorganization (the “Plan”).

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

Litigation Trust: In February 1998, pursuant to the Shared Investment Plan (“SIP”), the 106 participants in the SIP (the “SIP Participants”) took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”).  The Company and the SIP Lenders subsequently reached a settlement on the Guaranty that was approved by the Bankruptcy court on December 9, 2004.  The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants who participated in the SIP and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the 69 SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

SIP Litigation: On February 4, 2005, the Litigation Trust commenced lawsuits both in the United States District Court for the Northern District of Illinois (the “Federal SIP Lawsuits”) and in the Circuit Court of Cook County Illinois (the “State SIP Lawsuits”) to collect on the remaining SIP Participants’ promissory notes.

Federal SIP Lawsuits: The Litigation Trust filed and a federal district court judge entered summary judgments (and amended judgments) against all but one of the SIP Participants who were defendants (the “SIP defendants”) in the federal cases on their respective SIP promissory notes, and the Litigation Trust has commenced collection actions against them. Additionally, the federal district court judge entered orders ordering that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those SIP defendants be turned over to the Litigation Trust.  Pursuant to these orders, the Company turned over CDRs and related proceeds and will continue to do so if additional orders are entered.

The SIP defendants filed appeals on those judgments.  A hearing before the U.S. Court of Appeals, Seventh Circuit (the “Seventh Circuit”) on the summary judgments in the federal case was held on April 6, 2010.  The Seventh Circuit ruled on October 18, 2010 affirming rulings in favor of the Litigation Trust, but remanding certain fraud issues to the trial court.  On November 1, 2010, the SIP defendants filed a petition for a hearing before the full appellate panel. On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.

On October 18, 2011, a hearing was held before Judge Gettleman.  A hearing was set for December 22, 2011 and the parties were also required to submit a joint status report on December 9, 2011.  On December 22, 2011, a Rule 16 scheduling conference was set for January 13, 2012.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  On March 2, 2012, Judge Gettleman entered an order setting the discovery cut-off date as November 29, 2012.  On October 29, 2012, the SIP defendants filed a Motion for Extension of Discovery Cut-Off Date.  This motion was heard on November 1, 2012 at which time Judge Gettleman granted the extension through January 30, 2013.  On November 20, 2012, the Litigation Trust filed a motion to strike a jury demand, which had been filed by the SIP defendants.  At a hearing on December 6, 2012, the judge continued this motion to be heard at a status hearing on February 1, 2013.  On February 1, 2013, the Motion to Strike Jury Demand was withdrawn without prejudice.  The Joint Motion to Permit Limited Discovery after the Discovery Cut-off was granted setting March 1, 2013 as the deadline for served and pending discovery; and the expert discovery cut-off date was set as May 31, 2013.  Judge Gettleman also ordered discovery closed on August 28, 2013 and set the next status hearing for June 6, 2013.

State SIP Lawsuits: The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants (the “SIP defendants”) in the state cases. On December 18, 2009, the SIP defendants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP defendants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP defendants.  On July 12, 2010, the SIP defendants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the SIP defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents were tendered at a status hearing on January 24, 2012.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.  The judge set a discovery cut-off date of November 30, 2012.  At a status hearing on October 30, 2012, Judge Tailor set a further status hearing on November 7, 2012 at which he extended the cut-off until January 31, 2013.  On July 27, 2012, the SIP defendants filed their Motion to Dismiss.  On December 7, 2012, Judge Tailor granted the Motion to Dismiss.  The Litigation Trust filed a Fourth Amended Complaint on January 4, 2013 and the SIP defendants filed a Motion to Dismiss portions of the Fourth Amended Complaint on January 28, 2013.  On January 25, 2013, Judge Tailor set the next status hearing for March 8, 2013; set March 1, 2013 as the deadline for served and pending discovery; set the expert discovery cut-off date as May 31, 2013; and set a trial date for August 5 through 23, 2013.

Ongoing Discovery: As of the date of this report, the Litigation Trust has been able to complete the depositions of all but two of the SIP defendants; provided its expert report to the SIP defendants’ counsel; and the parties have served subpoenas on third parties for depositions and document production.

Litigation Trust Reports: In 2004 and 2005, sixty-nine SIP promissory notes were transferred to the Litigation Trust.  As reported by the Litigation Trust, of the sixty-nine SIP promissory notes, nine SIP Participants have filed personal bankruptcy, thirty-five of them have settled or otherwise resolved their obligation, and twenty-five cases remain active (six in the federal court and nineteen in the state court).  As reported in the Thirty-Third Status Report of Comdisco Litigation Trustee, filed on January 31, 2013, the Litigation Trust did not reach any settlements in the quarter ended December 31, 2012.

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

The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2013.

These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2012 included in the Annual Report on Form 10-K, as filed with the SEC on December 12, 2012.

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

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  Prior to the February 21, 2011 extension of the management agreement, Windspeed received fixed and declining management fees.  The Windspeed management agreement was extended effective February 21, 2011 until February 20, 2013.  The Company currently plans to extend the agreement (See Note 9 of Notes to Consolidated Financial Statements).  Under the terms of the extended management agreement, and any anticipated extension, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of the February 21, 2011 management agreement, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds.  The Company has amortized approximately $122,000 of the prepaid expense since the beginning of this agreement, which includes approximately $16,000 amortized during the three months ended December 31, 2012.  Since February 21, 2011, the prepaid management fee expense is being amortized over the two-year time period of the agreement, and realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement. Through December 31, 2012, the Company had received approximately $70,855,000 in proceeds from its investments in equity securities (prior to Windspeed’s management fees and sharing) since the inception of the management agreement with Windspeed. Windspeed has received approximately $12,592,000 in combined management fees and sharing through December 31, 2012.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss).  At December 31, 2012, the Company did not own any shares in publicly-traded companies.

The Company’s practice is to work in conjunction with Windspeed to sell its marketable equity securities within a reasonable period of time after the expiration of the lockup period utilizing various timing strategies which seek to maximize the return to the Company. However, in the future, there is no assurance as to whether or not the Company either will be able to liquidate such positions held for any lockup period or realize any amount on such positions.

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

4.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and certain foreign jurisdictions.

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2009 through September 30, 2011.

The Company’s Canadian subsidiary, Comdisco Canada Limited, is currently in the process of resolving certain tax matters with the Ontario provincial tax authorities.  The most significant tax matter is the “Notices of Objection” to reassessments which were filed for the tax years ended September 30, 2000 and 2001.  During the year ended September 30, 2012, the Company completed final negotiations with the Canada Revenue Agency (“CRA”) related to its federal Notices of Objection and recorded an income tax benefit of approximately $1,279,000.

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

The open tax years for the Mexican subsidiary are the tax years ended December 31, 2005 through December 31, 2012.  The Company is currently working with local advisors to liquidate the Mexican subsidiary.

Uncertain Tax Positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands) (excluding interest and penalties) (Note A):

	For the three months ended December 31,	For the year ended September 30,
	2012	2012
Beginning balance	$ 1,438	$ 1,369
Decreases related to settlements of certain tax audits	0	(16)
Increases related to settlements of certain tax audits	0	0
Decreases related to prior year tax positions	0	0
Increases related to prior year tax positions	0	0
Other, including foreign exchange	(20)	85
Ending balance	$1,418	$ 1,438

Note (A):  The Company previously reported its reconciliation of uncertain tax positions for the year ended September 30, 2012 as the amount of the net income tax liability including interest and penalties, which is reported in the consolidated balance sheets.  As of December 31, 2012, the Company is correcting its disclosure for the year ended September 30, 2012 and reporting this table as the gross income tax liability position.  Net operating losses of $1,264,000 are available to offset this liability, such that the net balance of approximately $154,000, if realized, would impact the effective tax rate.  This change in presentation does not impact the Company’s financial position or cash flows.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $154,000.

As of December 31, 2012, accrued interest and penalties included in the income tax liability amounted to approximately $679,000.  The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.

As of December 31, 2012, the income tax liabilities included in the Company’s consolidated balance sheets all relate to the Company’s Canadian subsidiary and include $154,000 in net uncertain tax positions, $679,000 in interest and penalties for the uncertain tax positions and $202,000 in withholding tax liability on a deemed dividend for a total of $1,035,000.

5.   Stockholders’ Equity

As of December 31, 2012, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance at September 30, 2012	$ 70	$ 28,414	$ 0	$ (2,950)	$ 25,534
Comprehensive income (loss)
Net (loss)				(593)	(593)
Other comprehensive income (loss)			0		0

Balance at December 31, 2012	$ 70	$ 28,414	$ 0	$ (3,543)	$ 24,941

6.  Other Financial Information

Legally restricted cash is comprised of the following at December 31, 2012 and September 30, 2012 (in thousands):

	December 31, 2012	September 30, 2012
Incentive compensation escrow	$499	$496
Indemnification reserve	4,000	4,000
Other escrows	349	341
	$4,848	$4,837

The incentive compensation escrow is deferred compensation as defined by the Plan and is held until an employee terminates with the Company.  The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands.  The bank guaranty of $347,000 is fully reserved in other accrued liabilities.

Other liabilities consist of the following (in thousands):

	December 31, 2012	September 30, 2012
Accrued compensation	$1,283	$1,221
CDRs	11,397	11,339
Other liabilities	508	501
	$13,188	$13,061

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.

Other liabilities include an accrued liability of approximately $347,000 for a bank guaranty held in the Netherlands.  After a lessee of the Company filed bankruptcy, the Company posted a bank guaranty to obtain its equipment (which was obtained and liquidated) from the landlord who filed a claim for unpaid rent in the lessee’s bankruptcy estate.  During the fiscal year ended September 30, 2012, the Company was advised that there will be no funds in that lessee’s bankruptcy estate to pay the landlord’s claim.  Therefore, it is anticipated that the full amount of the bank guaranty will be called upon by the landlord.

The amounts due to CDR holders follow the formula described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies”.

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Three months ended December 31,
	2012	2011
North America	$142	$105
Europe	0	28

Total	$142	$133

The following table presents total assets and cash and cash-equivalents, restricted cash and short-term investments by geographic location based on the location of the Company’s offices (in thousands):

	December 31, 2012		September 30, 2012

	Total Assets	Cash and Cash Equivalents and Short- term Investments	Total Assets	Cash and Cash Equivalents and Short- term Investments
North America	$38,920	$37,865	$39,430	$38,343
Europe	347	347	339	339

Total	$39,267	$38,212	$39,769	$38,682

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of December 31, 2012 and September 30, 2012.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$28,177,000	$0	$0	$28,177,000
Certificates of deposit	0	4,434,000	0	4,434,000
Equity investments (A)	0	0	5,084,000	5,084,000
Total	$28,177,000	$4,434,000	$5,084,000	$37,695,000

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$28,591,000	$0	$0	$28,591,000
Certificates of deposit	0	4,496,000	0	4,496,000
Equity investments (A)	0	0	5,166,000	5,166,000
Total	$28,591,000	$4,496,000	$5,166,000	$38,253,000

(A)  Equity investments are made up of stock in three privately held companies.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the fiscal quarters ended December 31, 2012 and September 30, 2012 is as follows:

	Fair Value September 30, 2012	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value December 31, 2012
Level 3 only Equity investments	$5,166,000	$ (112,000)	$ 30,000	$0	$0	$0	$0	$5,084,000

	Fair Value September 30, 2011	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2012
Level 3 only Equity investments	$2,145,000	$ (28,000)	$ 2,887,000	$0	$162,000	$0	$0	$5,166,000

While the Company did not hold any marketable equity investments as of December 31, 2012, in accordance with the provisions of ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” marketable equity investments (equity investments having a readily determinable fair value) would have a carrying value and a fair value based on quoted market prices. The Company’s investment in warrants of public companies were valued at the bid quotation. The Company’s practice is to sell its marketable equity investments upon the expiration of the lock-up period.

Equity investments in private companies consist primarily of small investments in approximately three private companies.  Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements. Warrants in non-public companies are carried at zero value.   The carrying value of equity investments in private companies is $697,000 and the fair market value measured using Level 3 inputs is $5,084,000, net of sharing.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies, including warrants, was determined in consultation with Windspeed based on the market approach, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of December 31, 2012, the total portfolio of three companies which has an estimated fair market value of $5,084,000 is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 88% of such value is in one individual company.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.

9.   Subsequent Events

Mexico:  On January 8, 2013, the Company filed its final income tax return with the Mexican tax authorities for the 2012 tax year. Subsequently, on January 9, 2013, the Company’s Mexican counsel advised that the Company’s Mexican subsidiary has been liquidated.

Windspeed:  On February 12, 2013, the Company amended and restated its agreement with Windspeed, effective February 21, 2013.  The amended and restated agreement extends the term of the agreement for an additional two-year period, or until February 20, 2015.  Under the terms of this extended management agreement, Windspeed will not be paid any management fees, however, it will continue to receive 100% of any proceeds from certain companies in the portfolio.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The Company’s operations continued to wind-down during the three months ended December 31, 2012. The Company’s assets at December 31, 2012 consisted primarily of cash and cash-equivalents, short-term investments and equity securities. The timing of the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies.” It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the $697,000 carrying amount reflected in the financial statements as of December 31, 2012.  The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  Prior to the February 21, 2011 extension of the management agreement, Windspeed received fixed and declining management fees.  The Windspeed management agreement was extended effective on February 21, 2011 until February 20, 2013.  The Company currently plans to extend the agreement (See Note 9 of Notes to Consolidated Financial Statements).  Under the terms of the extended management agreement, and any anticipated extension, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of February 21, 2011 management agreement, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds.  The Company has amortized approximately $122,000 of the prepaid expense since the beginning of this agreement, which includes approximately $16,000 amortized during the three months ended December 31, 2012.

The Company estimates that the realizable value for its Equity Investments in private companies, net of sharing with Windspeed (see table below), at December 31, 2012 is approximately $5,084,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments.  Furthermore, as of December 31, 2012, the total portfolio of three companies, which has an estimated fair market value of approximately $5,084,000, is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 88% of such value is in one individual company.

The following table summarizes the changes in the estimated value of the Company’s Equity Investments since September 30, 2012 (in thousands):

Private Companies (1) (2)
September 30, 2012 estimated realizable value	$5,166
Realized, net of fees	(112)
Increase in unrealized estimated value	30

December 31, 2012 estimated realizable value	$5,084

(1)         Carrying value of private companies for financial statement purposes is the lower of cost or fair value, or approximately $697,000 as of December 31, 2012.  The increase in unrealized estimated value is a result of changes in marketability.

(2)         Net of sharing with Windspeed under the management agreement.

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

•        Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately three private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At December 31, 2012, the carrying value of the Company’s equity investments in private companies was approximately $697,000, and the estimated fair market value was approximately $5,084,000.

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

Recent Developments

Bankruptcy Proceeding

Status Hearings:  The Company continues to appear before the Bankruptcy court from time to time to clarify and administer matters related to the Plan and the wind down of the operations of the Company.  On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  The Judge held a status hearing on November 5, 2012. As of the date of this report, the Judge has not scheduled another status hearing date.

SIP Litigation mediation by bankruptcy judge:  On November 5, 2012, during the scheduled status hearing before Bankruptcy Judge Schmetterer, legal counsels for the SIP defendants requested that the Judge participate in settlement discussions of the SIP litigation matters pending in the federal and state courts. The counsels for the SIP defendants advised the Judge that a global settlement offer had been made to the Litigation Trust based upon the ability to pay and a litigation risk discount. Counsel for the Litigation Trust advised the Judge that some of the SIP defendants have not delivered their financial disclosures. Therefore, the Litigation Trustee could not properly evaluate the global settlement offer. The Judge concurred with the Litigation Trust counsel and strongly suggested to the SIP defendants’ counsels that their clients make the requested financial disclosures. The Judge then set a further hearing for November 13, 2012.

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

On November 27, 2012, the counsels for the SIP defendants advised Judge Schmetterer that they had turned over additional financial information to the Litigation Trust and that five of the SIP defendants, while wanting to participate in the global settlement, had refused to provide any additional financial disclosures. The counsel for the Litigation Trust informed the Judge that the additional information had been received that morning and the Litigation Trustee had not had sufficient time to evaluate it. The Judge set a hearing for December 6, 2012 and instructed the parties to discuss settlement in the interim.

On December 6, 2012, the Judge closed the mediation proceedings to solely the parties and their attorneys and the mediation was conducted behind closed doors.

On January 4, 2013 and January 25, 2013, additional mediation meetings were held before Judge Schmetterer.  The next mediation meeting is scheduled for February 15, 2013.

Litigation Trust Ongoing Litigation

See Note 1 of Notes to Consolidated Financial Statements for further details regarding the Litigation Trust ongoing litigation.

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

Results of Operations

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Revenue

Changes in total revenue for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 were as follows (in thousands):

	Three months ended December 31,		Percent Increase

	2012	2011	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$ 112	$ 81	38%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	30	31	(3)%	Interest earned on cash balances.
Foreign exchange gain	0	21	(100)%

Total revenue	$ 142	$ 133	7%

(A)       There were slightly higher gains on sale of equity holdings for the quarter ended December 31, 2012 compared to liquidations of positions held in the quarter ended December 31, 2011.

Costs and Expenses

Changes in total costs and expenses for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 were as follows (in thousands):

	Three months ended December 31,		Percent Increase

	2012	2011	(Decrease)	Explanation of Change
Selling, general and administrative	$ 629	$ 921	(32)%	(A)
Contingent Distribution Rights	58	126	(54)%	(B)
Foreign exchange loss	53	0	N/A	(C)
Bad debt recoveries	(17)	(349)	(95)%	(D)
Total costs and expenses	$ 723	$ 698	4%

(A)       SG&A expense in the quarter ended December 31, 2012 has benefited from lower international accounting and legal fees and lower amortization of insurance expense as compared to the quarter ended December 31, 2011.

(B)       The CDR expense in the quarter ended December 31, 2012 is primarily the result of equity gains and bad debt recoveries in the current quarter.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

(C)       Foreign exchange loss primarily relates to the strengthening of the U.S. dollar in the current quarter against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

(D)       The recoveries received during the quarter ended December 31, 2011 were due to a previously written off claim in a foreign bankruptcy estate and a settlement on a disputed obligation owed to the Company.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended December 31, 2012 and 2011.

The Company recorded approximately $12,000 of income tax expense for its Canadian subsidiary for the three months ended December 31, 2012.  The Company recorded $10,000 of income tax expense for its Canadian subsidiary for the three months ended December 31, 2011.

The Company has been pursuing an income tax refund from the province of Ontario. On February 1, 2013, the Company’s Canadian tax advisors informed it that the local tax official was inclined to concur with the reassessments already issued by the Canada Revenue Agency (“CRA”) for the tax years ended September 30, 2000 and 2001.  However, the province of Ontario is not obligated to issue such reassessments, and any decision made by local tax officials is not binding until approved by a higher authority.  As a result, the Company cannot reasonably estimate, as of the date of this filing, the amount, if any, of a refund arising from such reassessment.

The Company recorded no income tax expense for its Mexican subsidiary for the three months ended December 31, 2012 and 2011.

Net loss

Net loss was approximately ($593,000), or ($0.15) per share-basic and diluted, for the three months ended December 31, 2012, compared to a net loss of approximately ($575,000), or ($0.14) per share-basic and diluted, for the three months ended December 31, 2011.

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

At December 31, 2012, the Company had unrestricted cash and cash equivalents of approximately $28,930,000, which represented a decrease of approximately $419,000 compared to September 30, 2012.  Net cash used in operating activities for the three months ended December 31, 2012 was approximately $411,000.  The effect of exchange rate changes on cash balances held in foreign currencies was a decrease in cash and cash equivalents of approximately $8,000 for the three months ended December 31, 2012.

During the three months ended December 31, 2012, $112,000 in proceeds were generated from the equity portfolios and approximately $28,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $551,000 (principally professional services and employee compensation).

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

Other escrows:  The Company maintains a bank guaranty in the Netherlands in the approximate amount of $347,000 which was provided to a landlord to induce it to release equipment leased by one of the Company’s former subsidiaries to a tenant. The tenant’s bankruptcy is still pending and the landlord’s rent claim has not been resolved which has necessitated that the Company maintain the bank guaranty. In the past, the bankruptcy trustee has consistently advised that it was not likely that the landlord would be paid any amount of its rent claim. Therefore, the Company fully reserved the amount of the guaranty. However, on January 29, 2013, the Company’s European counsel was advised by the bankruptcy trustee that there may be a payment on the rent claim, but it would not disclose the amount. Any payment by the bankruptcy trustee to the landlord on the rent claim could reduce the Company’s obligation on the bank guaranty. Given the uncertainty as to the amount to be paid on the rent claim, as of the date of this filing, the Company cannot reasonably estimate the amount, if any, to be recovered on the bank guaranty.

Dividends

There were no dividends paid during the quarter ended December 31, 2012. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 31, 2012, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,858 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended December 31, 2012.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                        CONTROLS AND PROCEDURES

(a)                                 Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.                                             OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments” and see Note 1 of Notes to Consolidated Financial Statements for an update on the Litigation Trust ongoing litigation.

ITEM 1A.               RISK FACTORS RELATING TO THE COMPANY

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on December 12, 2012.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

On February 12, 2013, the Company amended and restated its agreement with Windspeed, effective February 21, 2013.  The amended and restated agreement extends the term of the agreement for an additional two-year period, or until February 20, 2015.  Under the terms of this extended management agreement, Windspeed will not be paid any management fees, however, it will continue to receive 100% of any proceeds from certain companies in the portfolio.

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

10.1

Fifth Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, effective as of February 21, 2013 by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC, Comdisco Ventures Fund B, LLC and Windspeed Acquisition Fund, L.P.

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

101.INS*	Instance document (Filed herewith).

101.SCH*	Schema document (Filed herewith).

101.CAL*	Calculation linkbase document (Filed herewith).

101.LAB*	Labels linkbase document (Filed herewith).

101.PRE*	Presentation linkbase document (Filed herewith).

101.DEF*	Definition linkbase document (Filed herewith).

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMDISCO HOLDING COMPANY, INC.

Dated: February 14, 2013	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)