Form 10-Q
period 2013-03-31
COMDISCO HOLDING CO INC
filed 2013-05-15
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on April 30, 2013.

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

Comdisco Holding Company, Inc.

Consolidated Statements of Comprehensive Income (Loss) – Three and six months ended March 31, 2013 and 2012 (Unaudited)

(in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Revenue
Gain on sale of equity and warrant securities	$0	$122	$112	$203
Interest income	26	34	56	66
Foreign exchange gain	0	55	0	76
Total revenue	26	211	168	345
Costs and expenses
Selling, general and administrative	693	784	1,322	1,706
Contingent Distribution Rights	(118)	547	(60)	673
Foreign exchange loss	83	0	136	0
Bad debt recoveries	(87)	(24)	(104)	(373)
Total costs and expenses	571	1,307	1,294	2,006
Net (loss) before income taxes	(545)	(1,096)	(1,126)	(1,661)
Income tax expense (benefit)	10	(1,447)	22	(1,437)
Net earnings (loss)	(555)	351	(1,148)	(224)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	0	26	0	11
Reclassification adjustment for gains included in earnings	0	(219)	0	(219)

Other comprehensive (loss)	0	(193)	0	(208)
Comprehensive income (loss)	$(555)	$158	$(1,148)	$(432)

Basic and diluted earnings (loss) per common share	$(0.14)	$0.09	$(0.29)	$(0.05)

See accompanying notes to consolidated financial statements

Comdisco Holding Company, Inc.

Consolidated Balance Sheets – March 31, 2013 (Unaudited) and September 30, 2012

(in thousands, except share data)

	March 31, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$28,424	$29,349
Cash – legally restricted	4,836	4,837
Short-term investment	4,349	4,496
Equity investments	697	697
Other assets	370	390
Total assets	$38,676	$39,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$181	$137
Income taxes payable	1,025	1,037
Other liabilities:
Accrued compensation	1,304	1,221
Contingent Distribution Rights	11,279	11,339
Other liabilities	501	501
Total other liabilities	13,084	13,061
Total liabilities	14,290	14,235
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at March 31, 2013 and September 30, 2012	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	0	0
Accumulated deficit	(4,098)	(2,950)

Total stockholders’ equity	24,386	25,534
	$38,676	$39,769

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows – Six months ended March 31, 2013 and 2012 (Unaudited)

(in thousands)

	Six Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Equity investments and warrant proceeds net of sharing	$ 112	$ 300
Bad debt recoveries, interest and other revenue	123	651
Selling, general and administrative expenses	(1,143)	(1,636)

Net cash used in operating activities	(908)	(685)

Effect of exchange rates on cash and cash equivalents	(17)	38

Net decrease in cash and cash equivalents	(925)	(647)
Cash and cash equivalents at beginning of period	29,349	30,950

Cash and cash equivalents at end of period	$ 28,424	$ 30,303

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows (Unaudited) - Continued

(in thousands)

	Six Months Ended
	March 31,
	2013	2012

Reconciliation of net loss to net cash used in operating activities:

Net loss	$(1,148)	$(224)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in Canadian income tax receivables	0	(1,516)
Taxes payable and other tax balances	22	79
Contingent Distribution Rights	(60)	673
Receivables	(33)	196
Selling, general and administrative expenses	153	39
Cost basis related to equity securities sold	0	126
Amortization of prepaid management fee expense	26	32
Other, including foreign exchange	132	(90)
Net cash used in operating activities	$(908)	$(685)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

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

On October 18, 2011, a hearing was held before Judge Gettleman.  A hearing was set for December 22, 2011 and the parties were also required to submit a joint status report on December 9, 2011.  On December 22, 2011, a Rule 16 scheduling conference was set for January 13, 2012.  On January 13, 2012, the judge set February 24, 2012 for both parties to tender responses to interrogatories and for both parties to exchange and provide to the court, lists of proposed depositions and subjects to be addressed.  On March 2, 2012, Judge Gettleman entered an order setting the discovery cut-off date as November 29, 2012.  On October 29, 2012, the SIP defendants filed a Motion for Extension of Discovery Cut-Off Date.  This motion was heard on November 1, 2012 at which time Judge Gettleman granted the extension through January 30, 2013.  On November 20, 2012, the Litigation Trust filed a motion to strike a jury demand, which had been filed by the SIP defendants.  At a hearing on December 6, 2012, the judge continued this motion to be heard at a status hearing on February 1, 2013.  On February 1, 2013, the Motion to Strike Jury Demand was withdrawn without prejudice.  The Joint Motion to Permit Limited Discovery after the Discovery Cut-off was granted setting March 1, 2013 as the deadline for served and pending discovery. On April 24, 2013, the expert discovery cut-off date was set as May 28, 2013.  The next status hearing is set for June 6, 2013.

State SIP Lawsuits: The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants (the “SIP defendants”) in the state cases. On December 18, 2009, the SIP defendants filed their response, and the Litigation Trust filed its reply on February 11, 2010.  Three of the SIP defendants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the SIP defendants.  On July 12, 2010, the SIP defendants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  On August 10, 2010, the judge granted a temporary stay of the proceedings until November 29, 2010.  On November 29, 2010, the judge continued the proceedings until January 27, 2011.  On January 27, 2011, Judge Sanjay Tailor was assigned to the matter.  On September 14, 2011, the SIP defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  At a hearing on September 21, 2011, the judge entered a Briefing Schedule Order for these motions and documents were tendered at a status hearing on January 24, 2012.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.  The judge set a discovery cut-off date of November 30, 2012.  At a status hearing on October 30, 2012, Judge Tailor set a further status hearing on November 7, 2012 at which he extended the cut-off until January 31, 2013.  On July 27, 2012, the SIP defendants filed a Motion to Dismiss the Third Amended Complaint.  On December 7, 2012, Judge Tailor granted the Motion to Dismiss and granted the Litigation Trust leave to file a Fourth Amended Complaint.  The Litigation Trust filed a Fourth Amended Complaint on January 4, 2013 and the SIP defendants filed a Motion to Dismiss portions of the Fourth Amended Complaint on January 28, 2013.  On March 20, 2013, the Litigation Trust responded to the Motion to Dismiss and also filed a cross-motion to reconsider the court’s December 7, 2012 decision.  Both of these motions were argued before the court on May 3, 2013 and both were denied.  On January 25, 2013, Judge Tailor set:  March 1, 2013 as the deadline for served and pending discovery; the expert discovery cut-off date as May 31, 2013; and, a trial date for August 5 through 23, 2013.  The parties appeared before Judge Tailor on May 9, 2013 to discuss pretrial, trial process and schedule.  At the hearing, Judge Tailor set June 5, 2013 for the parties to submit an agreed scheduling order for pretrial matters.

Ongoing Discovery: As of the date of this report, the Litigation Trust has been able to complete the depositions of all but one of the SIP defendants; provided its expert report to the SIP defendants’ counsel; and, the parties have served subpoenas on third parties for depositions and document production.

Ongoing Mediation:  The Litigation Trustee has engaged in settlement discussions with certain defendants in the note enforcement cases and has attended a series of meetings on November 13 and 27, 2012, December 6, 2012, January 4 and 25, 2013, February 15, 2013, and March 8, 2013 with Judge Schmetterer intended to facilitate such discussions.  As of the filing of this report, the Company has not been notified whether another mediation meeting has been scheduled by the judge.

Litigation Trust Termination Motion:  On March 16, 2006, a motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy (“SIP Claimants”). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the Bankruptcy court judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy court judge’s denial of their motion. On January 30, 2007, the federal district court judge affirmed the denial of the motion. The SIP Claimants appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties briefed the appeal, and oral arguments were held before the Appellate Court on November 26, 2007.  On August 13, 2008, the Appellate Court ruled and dismissed the appeal for lack of jurisdiction. As of the date of this filing, there have been no further proceedings on this matter.

Litigation Trust Reports: In 2004 and 2005, sixty-nine SIP promissory notes were transferred to the Litigation Trust.  As reported by the Litigation Trust, of the sixty-nine SIP promissory notes, nine SIP Participants have filed personal bankruptcy, thirty-five of them have settled or otherwise resolved their obligation, and twenty-five cases remain active (six in the federal court and nineteen in the state court).  As reported in the Thirty-Fourth Status Report of Comdisco Litigation Trustee, filed on April 30, 2013, the Litigation Trust did not reach any settlements in the quarter ended March 31, 2013.

Please refer to the quarterly reports filed by the Litigation Trust in the Bankruptcy court for more details. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and litigation trust agreement

2.   Basis of Presentation and Recently Issued Accounting Pronouncements

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

The results of operations for the six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2013.

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of the Initial Extension, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds.  The Company has amortized all $131,000 of the prepaid expense, which includes approximately $26,000 amortized during the six months ended March 31, 2013.  Realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement. Through March 31, 2013, the Company had received approximately $70,855,000 in proceeds from its investments in equity securities (prior to

Windspeed’s management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received approximately $12,592,000 in combined management fees and sharing through March 31, 2013.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss).  At March 31, 2013, the Company did not own any shares in publicly-traded companies.

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

The Company’s Canadian subsidiary, Comdisco Canada Limited, is currently in the process of resolving certain tax matters with the Ontario provincial tax authority.  The most significant tax matter is the “Notices of Objection” to reassessments which were filed for the tax years ended September 30, 2000 and 2001.  During the year ended September 30, 2012, the Company completed final negotiations with the Canada Revenue Agency (“CRA”) related to its federal Notices of Objection and recorded an income tax benefit of approximately $1,279,000.

The open federal tax years for the Canadian subsidiary are tax years ended September 30, 1998, 1999, 2002 and 2009, as well as March 31, 2010 through 2013.  The Company will continue to pursue refund efforts with the province of Ontario; however, as of the date of this filing, the Company believes a tax refund is not more likely than not to be received, therefore, no income tax receivable has been recorded.  The open tax years for the province of Ontario are tax years ended September 30, 1998, 2008 and 2009, as well as March 31, 2010 through 2013. The open tax year for the provinces of Quebec and Alberta is the tax year ended September 30, 1999.

The Company’s Mexican subsidiary was liquidated during the quarter ended March 31, 2013.

Uncertain Tax Positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, is as follows (in thousands) (excluding interest and penalties) (Note A):

	For the six months ended March 31,	For the year ended September 30,
	2013	2012
Beginning balance	$ 1,438	$ 1,369
Decreases related to settlements of certain tax audits	0	(16)
Increases related to settlements of certain tax audits	0	0
Decreases related to prior year tax positions	0	0
Increases related to prior year tax positions	0	0
Other, including foreign exchange	(47)	85
Ending balance	$1,391	$ 1,438

Note (A):  The Company previously reported its reconciliation of uncertain tax positions for the year ended September 30, 2012 as the amount of the net income tax liability including interest and penalties, which is reported in the consolidated balance sheets.  During the quarter ended December 31, 2012, the Company corrected its disclosure for the year ended September 30, 2012 and reported this table as the gross income tax liability position.  As of March 31, 2013, net operating losses of $1,240,000 are available to offset this liability, such that the net balance of approximately $151,000, if realized, would impact the effective tax rate.  This change in presentation does not impact the Company’s financial position or cash flows.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $151,000.

As of March 31, 2013, accrued interest and penalties included in the income tax liability amounted to approximately $677,000.  The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.

As of March 31, 2013, the income tax liabilities included in the Company’s consolidated balance sheets all relate to the Company’s Canadian subsidiary and include $151,000 in net uncertain tax positions, $677,000 in interest and penalties for the uncertain tax positions and $197,000 in withholding tax liability on a deemed dividend for a total of $1,025,000.

5.   Stockholders’ Equity

As of March 31, 2013, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance at September 30, 2012	$ 70	$ 28,414	$ 0	$ (2,950)	$ 25,534
Comprehensive income (loss)
Net (loss)				(1,148)	(1,148)
Other comprehensive income (loss)			0		0

Balance at March 31, 2013	$ 70	$ 28,414	$ 0	$ (4,098)	$ 24,386

6.  Other Financial Information

Legally restricted cash is comprised of the following at March 31, 2013 and September 30, 2012 (in thousands):

	March 31, 2013	September 30, 2012
Incentive compensation escrow	$501	$496
Indemnification reserve	4,000	4,000
Other escrows	335	341
	$4,836	$4,837

The incentive compensation escrow is deferred compensation as defined by the Plan and is held until an employee terminates with the Company.  The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands.  The bank guaranty of $335,000 is fully reserved in other accrued liabilities.

Other liabilities consist of the following (in thousands):

	March 31, 2013	September 30, 2012
Accrued compensation	$1,304	$1,221
CDRs	11,279	11,339
Other liabilities	501	501
	$13,084	$13,061

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.

Other liabilities include an accrued liability of approximately $335,000 for a bank guaranty held in the Netherlands.  After a lessee of the Company filed bankruptcy, the Company posted a bank guaranty to obtain its equipment (which was obtained and liquidated) from the landlord who filed a claim for unpaid rent in the lessee’s bankruptcy estate.  During the fiscal year ended September 30, 2012, the Company was advised that there will be no funds in that lessee’s bankruptcy estate to pay the landlord’s claim.  Therefore, it is anticipated that the full amount of the bank guaranty will be called upon by the landlord.

The amounts due to CDR holders follow the formula described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s revenue sources (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
North America	$26	$227	$168	$333
Europe	0	(16)	0	12
Total	$26	$211	$168	$345

The following table presents total assets and cash and cash-equivalents, restricted cash and short-term investments by geographic location based on the location of the Company’s assets (in thousands):

	March 31, 2013		September 30, 2012
	Total Assets	Cash and Cash Equivalents and Short- term Investments	Total Assets	Cash and Cash Equivalents and Short- term Investments
North America	$38,341	$37,274	$39,430	$38,343
Europe	335	335	339	339
Total	$38,676	$37,609	$39,769	$38,682

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of March 31, 2013 and September 30, 2012.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

	March 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$27,759,000	$0	$0	$27,759,000
Certificates of deposit	0	4,349,000	0	4,349,000
Equity investments (A)	0	0	5,084,000	5,084,000
Total	$27,759,000	$4,349,000	$5,084,000	$37,192,000

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$28,591,000	$0	$0	$28,591,000
Certificates of deposit	0	4,496,000	0	4,496,000
Equity investments (A)	0	0	5,166,000	5,166,000
Total	$28,591,000	$4,496,000	$5,166,000	$38,253,000

(A)  Equity investments are made up of stock in three privately held companies.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the fiscal quarters ended March 31, 2013 and September 30, 2012 is as follows:

	Fair Value September 30, 2012	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value March 31, 2013
Level 3 only Equity investments	$5,166,000	$(112,000)	$ 30,000	$ 0	$ 0	$ 0	$ 0	$5,084,000

	Fair Value September 30, 2011	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2012
Level 3 only Equity investments	$2,145,000	$ (28,000)	$ 2,887,000	$ 0	$ 162,000	$ 0	$ 0	$5,166,000

While the Company did not hold any marketable equity investments as of March 31, 2013, in accordance with the provisions of ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” marketable equity investments (equity investments having a readily determinable fair value) would have a carrying value and a fair value based on quoted market prices. The Company’s investment in warrants of public companies were valued at the bid quotation. The Company’s practice is to sell its marketable equity investments upon the expiration of the lock-up period.

Equity investments in private companies consist primarily of small investments in approximately three private companies.  Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements. Warrants in non-public companies are carried at zero value.   The carrying value of equity investments in private companies is $697,000 and the fair market value measured using Level 3 inputs is $5,084,000, net of sharing.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies, including warrants, was determined in consultation with Windspeed based on the market approach, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of March 31, 2013, the total portfolio of three companies which has an estimated fair market value of $5,084,000 is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 88% of such value is in one individual company.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.

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

The Company’s operations continued to wind-down during the six months ended March 31, 2013. The Company’s assets at March 31, 2013 consisted primarily of cash and cash-equivalents, short-term investments and equity securities. The timing of the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies.” It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the $697,000 carrying amount reflected in the financial statements as of March 31, 2013.  The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011)  until February 20, 2013 (the “Initial Extension”).  The Windpeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and pursuant to the Initial Extension, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds.  The Company has amortized all $131,000 of the prepaid expense, which includes approximately $26,000 amortized during the six months ended March 31, 2013.

The Company estimates that the realizable value for its Equity Investments in private companies, net of sharing with Windspeed, at March 31, 2013 is approximately $5,084,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments.  Furthermore, as of March 31, 2013, the total portfolio of three companies, which has an estimated fair market value of approximately $5,084,000, is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 88% of such value is in one individual company.

The following table summarizes the changes in the estimated value of the Company’s Equity Investments since September 30, 2012 (in thousands):

Private Companies (1) (2)
September 30, 2012 estimated realizable value	$5,166
Realized, net of fees	(112)
Increase in unrealized estimated value	30

March 31, 2013 estimated realizable value	$5,084

(1)  Carrying value of private companies for financial statement purposes is the lower of cost or fair value, or approximately $697,000 as of March 31, 2013.  The increase in unrealized estimated value is a result of changes in marketability.

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

•                       Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately three private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At March 31, 2013, the carrying value of the Company’s equity investments in private companies was approximately $697,000, and the estimated fair market value was approximately $5,084,000.

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

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Revenue

Changes in total revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were as follows (in thousands):

	Three months ended		Percent
	March 31,		Increase

	2013	2012	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$ 0	$ 122	(100)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	26	34	(24)%	Interest earned on cash balances.
Foreign exchange gain	0	55	(100)%

Total revenue	$ 26	$ 211	(88)%

(A)       There were no gains on sale of equity holdings for the quarter ended March 31, 2013 compared to liquidations of positions held in the quarter ended March 31, 2012.

Costs and Expenses

Changes in total costs and expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were as follows (in thousands):

	Three months ended March 31,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change
Selling, general and administrative	$693	$784	(12)%	(A)
Contingent Distribution Rights	(118)	547	+(100)%	(B)
Foreign exchange loss	83	0	N/A	(C)
Bad debt recoveries	(87)	(24)	+100%	(D)
Total costs and expenses	$571	$1,307	(56)%

(A)       SG&A expense in the quarter ended March 31, 2013 has benefited from lower international accounting and legal fees as compared to the quarter ended March 31, 2012.

(B)       The reduction in CDR expense in the quarter ended March 31, 2013 is primarily the result of higher SG&A costs and foreign exchange loss in the current quarter than previously projected and higher future SG&A costs, which decreased the CDR liability.  The CDR expense in the quarter ended March 31, 2012 is primarily the result of an income tax benefit of approximately $1.5 million from the Canadian subsidiary recorded in that period, which increased the CDR liability.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

(C)       Foreign exchange loss primarily relates to the strengthening of the U.S. dollar in the quarter ended March 31, 2013 against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

(D)       The recoveries received during the quarter ended March 31, 2013 were slightly higher than the recoveries received during the quarter ended March 31, 2012.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended March 31, 2013 and 2012.

The Company recorded $10,000 of income tax expense for its Canadian subsidiary for the three months ended March 31, 2013.  The Company recorded approximately $1,447,000 of income tax benefit (net of increases to income tax liabilities) for its Canadian subsidiary for the three months ended March 31, 2012 primarily as a result of progress in negotiations made during the quarter ended March 31, 2012 with the Canada Revenue Agency (“CRA”) on Federal Notices of Objection for the tax years ended 2000 and 2001.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company has been pursuing an income tax refund from the province of Ontario. The Company’s Canadian tax advisors have informed it that the local tax official was inclined to concur with the reassessments already issued by the Canada Revenue Agency (“CRA”) for the tax years ended September 30, 2000 and 2001.  However, the province of Ontario is not obligated to issue such reassessments, and any decision made by local tax officials is not binding until approved by a higher authority.  As a result, the Company cannot reasonably estimate, as of the date of this filing, the amount, if any, of a refund arising from such reassessment.

Net earnings (loss)

Net loss was approximately ($555,000), or ($0.14) per share-basic and diluted, for the three months ended March 31, 2013, compared to net earnings of approximately $351,000, or $0.09 per share-basic and diluted, for the three months ended March 31, 2012.

Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2012

Revenue

Changes in total revenue for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 were as follows (in thousands):

	Six months ended March 31,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change

Gain on sale of equity and warrant securities	$112	$203	(45)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	56	66	(15)%	Interest earned on cash balances.
Foreign exchange gain	0	76	(100)%	(B)

Total revenue	$168	$345	(51)%

(A)       The decrease in gains on sale of equity holdings for the six months ended March 31, 2013 is a result of the slightly lower liquidations of positions held compared to the six months ended March 31, 2012.

(B)       Foreign exchange gain in the six months ended March 31, 2012 primarily relates to the weakening of the U.S. dollar against the Canadian Dollar, during that period, as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 were as follows (in thousands):

	Six months ended March 31,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change
Selling, general and administrative	$1,322	$1,706	(23)%	(A)
Contingent Distribution Rights	(60)	673	+(100)%	(B)
Foreign exchange loss	136	0	N/A%	(C)
Bad debt recoveries	(104)	(373)	(72)%	Collections and recoveries.(D)
Total costs and expenses	$1,294	$2,006	(35)%

(A)       SG&A expense in the six months ended March 31, 2013 has benefited from lower international accounting and legal fees and lower amortization of insurance expense as compared to the six months ended March 31, 2012.

(B)       The decrease in CDR expense is primarily the result of higher SG&A costs and foreign exchange loss in the quarter ended March 31, 2013 than previously projected and higher future SG&A costs, which decreased the CDR liability.  The CDR expense in the six months ended March 31, 2012 is primarily the result of an income tax benefit of approximately $1.5 million from the Canadian subsidiary recorded in that period, which increased the CDR liability.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(C)       Foreign exchange loss primarily related to the strengthening of the U.S. dollar in the six months ended March 31, 2013 against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

(D)       The increase in proceeds during the six months ending March 31, 2012 was the result of bad debt recoveries from a previously written off claim in a foreign bankruptcy estate and a settlement on a disputed obligation owed to the Company.

Income taxes

The Company recorded no U.S. federal income tax expense for the six months ended March 31, 2013 and 2012.

The Company recorded approximately $22,000 of income tax expense for its Canadian subsidiary for the six months ended March 31, 2013.  The Company recorded approximately $1,437,000 of income tax benefit (net of increases to income tax liabilities) for its Canadian subsidiary for the six months ended March 31, 2012, primarily as a result of progress in negotiations made during the quarter ended March 31, 2012 with the CRA on Federal Notices of Objection for the tax years ended 2000 and 2001.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

Net Loss

Net loss was approximately ($1,148,000), or ($0.29) per share-basic and diluted, for the six months ended March 31, 2013 compared to a net loss of approximately ($224,000), or ($0.05) per share-basic and diluted, for the six months ended March 31, 2012.

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

At March 31, 2013, the Company had unrestricted cash and cash equivalents of approximately $28,424,000, which represented a decrease of approximately $925,000 compared to September 30, 2012.  Net cash used in operating activities for the six months ended March 31, 2013 was approximately $908,000.  The effect of exchange rate changes on cash balances held in foreign currencies was a decrease in cash and cash equivalents of approximately $17,000 for the six months ended March 31, 2013.

During the six months ended March 31, 2013, $112,000 in proceeds were generated from the equity portfolio and approximately $123,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $1,143,000 (principally professional services and employee compensation).

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

Other escrows:  The Company maintains a bank guaranty in the Netherlands in the approximate amount of $335,000 which was provided to a landlord to induce it to release equipment leased by one of the Company’s former subsidiaries to a tenant. The tenant’s bankruptcy is still pending and the landlord’s rent claim has not been resolved which has necessitated that the Company maintain the bank guaranty. In the past, the bankruptcy trustee has consistently advised that it was not likely that the landlord would be paid any amount of its rent claim. Therefore, the Company fully reserved the amount of the guaranty. However, the Company’s European counsel was advised by the bankruptcy trustee that there may be a payment on the rent claim, but it would not disclose the amount. Any payment by the bankruptcy trustee to the landlord on the rent claim could reduce the Company’s obligation on the bank guaranty. Given the uncertainty as to the amount to be paid on the rent claim, as of the date of this filing, the Company cannot reasonably estimate the amount, if any, to be recovered on the bank guaranty.

Dividends

There were no dividends paid during the quarter ended March 31, 2013. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of March 31, 2013, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,854 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended March 31, 2013.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

COMDISCO HOLDING COMPANY, INC.

Dated: May 15, 2013	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)