Form 10-Q
period 2013-06-30
COMDISCO HOLDING CO INC
filed 2013-08-13
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on July 31, 2013.

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

Comdisco Holding Company, Inc.

Consolidated Statements of Comprehensive (Loss) – Three and nine months ended June 30, 2013 and 2012 (Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Revenue
Gain on sale of equity and warrant securities	$0	$0	$112	$203
Interest income	7	31	63	97
Foreign exchange gain	0	0	0	76
Total revenue	7	31	175	376
Costs and expenses
Selling, general and administrative	206	712	1,528	2,418
Contingent Distribution Rights	87	(65)	27	609
Foreign exchange loss	112	121	248	121
Bad debt recoveries	(59)	(252)	(163)	(626)
Total costs and expenses	346	516	1,640	2,522
Net (loss) before income taxes	(339)	(485)	(1,465)	(2,146)
Income tax expense (benefit)	10	144	32	(1,293)
Net (loss)	(349)	(629)	(1,497)	(853)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	3	0	3	11
Reclassification adjustment for gains included in earnings	0	0	0	(219)
Other comprehensive income (loss)
	3	0	3	(208)
Comprehensive (loss)	$(346)	$(629)	$(1,494)	$(1,061)

Basic and diluted (loss) per common share	$(0.08)	$(0.16)	$(0.37)	$(0.21)

See accompanying notes to consolidated financial statements

Comdisco Holding Company, Inc.

Consolidated Balance Sheets – June 30, 2013 (Unaudited) and September 30, 2012

(in thousands, except share data)

	June 30, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$27,850	$29,349
Cash – legally restricted	4,341	4,341
Short-term investment	4,279	4,496
Equity investments	697	697
Assets held in trust for deferred compensation plan	488	496
Other assets	321	390
Total assets	$37,976	$39,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$82	$137
Income taxes payable	1,006	1,037
Other liabilities:
Accrued compensation	1,314	1,221
Contingent Distribution Rights	11,366	11,339
Other liabilities	168	501
Total other liabilities	12,848	13,061
Total liabilities	13,936	14,235
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at June 30, 2013 and September 30, 2012	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	3	0
Accumulated deficit	(4,447)	(2,950)

Total stockholders’ equity	24,040	25,534
	$37,976	$39,769

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows – Nine months ended June 30, 2013 and 2012 (Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Equity investments and warrant proceeds net of sharing	$112	$328
Bad debt recoveries, interest and other revenue	244	951
Selling, general and administrative expenses	(1,770)	(2,393)

Net cash used in operating activities	(1,414)	(1,114)

Cash flows from investing activities:
Investment in a private equity security	0	(162)
Short-term investment	(55)	(34)

Net cash used in investing activities	(55)	(196)

Effect of exchange rates on cash and cash equivalents	(30)	19

Net decrease in cash and cash equivalents	(1,499)	(1,291)
Cash and cash equivalents at beginning of period	29,349	30,950

Cash and cash equivalents at end of period	$27,850	$29,659

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows (Unaudited) - Continued

(in thousands)

	Nine Months Ended June 30,
	2013	2012

Reconciliation of net loss to net cash used in operating activities:

Net loss	$(1,497)	$(853)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in Canadian income tax receivables	0	(1,369)
Taxes payable and other tax balances	32	76
Contingent Distribution Rights	27	609
Receivables	3	252
Selling, general and administrative expenses	(267)	(23)
Cost basis related to equity securities sold	0	126
Amortization of prepaid management fee expense	26	49
Other, including foreign exchange	262	19
Net cash used in operating activities	$(1,414)	$(1,114)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

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

Federal SIP Lawsuits: The Litigation Trust filed and a federal district court judge entered summary judgments (and amended judgments) against all but one of the SIP Participants who were defendants (the “SIP defendants”) in the federal cases on their respective SIP promissory notes, and the Litigation Trust commenced collection actions against them. Additionally, the federal district court judge entered orders directing that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those SIP defendants be turned over to the Litigation Trust.  Pursuant to such orders, the Company turned over CDRs and related proceeds and will continue to do so if additional orders are entered.

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

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013 and set a pretrial conference for August 29, 2013.

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

On July 12, 2010, the SIP defendants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit rules on the appeal of the federal judgments.  On August 10, 2010, the judge granted a temporary stay of the proceedings.  On September 14, 2011, the SIP defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.

On July 27, 2012, the SIP defendants filed a Motion to Dismiss the Third Amended Complaint of the Litigation Trust.  On December 7, 2012, Judge Sanjay Tailor granted the Motion to Dismiss and granted the Litigation Trust leave to file a Fourth Amended Complaint.  The Litigation Trust filed a Fourth Amended Complaint on January 4, 2013 and the SIP defendants filed a Motion to Dismiss portions of the Fourth Amended Complaint on January 28, 2013.  These motions were argued before the court on May 3, 2013 and both were denied.  On January 25, 2013, Judge Sanjay Tailor set:  March 1, 2013 as the deadline for served and pending discovery; the expert discovery cut-off date as May 31, 2013; and, a trial date for August 5 through 23, 2013.

The parties appeared before Judge Sanjay Tailor on June 5, 2013 and a pre-trial schedule was set.  On July 11, 2013, an agreed order was entered changing the trial date to August 12, 2013.

Certain of the Defendants and the Litigation Trustee entered into an agreed Stipulation And Order (the”Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trials in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Sanjay Tailor.  The next status hearing is set for November 19, 2013.

Ongoing Discovery: As of the date of this report, the Litigation Trust has been able to complete the depositions of all but one of the SIP defendants; provided its expert report to the SIP defendants’ counsel; and, the parties have served subpoenas on third parties for depositions and document production.

Ongoing Mediation:  The Litigation Trustee has engaged in settlement discussions with certain defendants in the note enforcement cases and attended a series of meetings on November 13 and 27, 2012, December 6, 2012, January 4 and 25, 2013, February 15, 2013, and March 8, 2013 in the bankruptcy proceedings with Judge Schmetterer intended to facilitate such discussions.  As of the filing of this report, the Company has not been notified whether another mediation meeting has been scheduled by the judge.

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

Litigation Trust Reports: In 2004 and 2005, sixty-nine SIP promissory notes were transferred to the Litigation Trust.  As reported by the Litigation Trust, of the sixty-nine SIP promissory notes, ten SIP Participants have filed personal bankruptcy, thirty-seven of them have settled or otherwise resolved their obligation, and twenty-two cases remain active (six in the federal court and sixteen in the state court).  As reported in the Thirty-Fifth Status Report of Comdisco Litigation Trustee, filed on July 31, 2013, the Litigation Trust reached two settlements in the quarter ended June 30, 2013.

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

The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2013.

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

3.   Equity Investments

Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of the Initial Extension, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds.  The Company has amortized all $131,000 of the prepaid expense, which includes approximately $26,000 amortized during the nine months ended June 30, 2013.  Realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement. Through June 30, 2013, the Company had received approximately $71,002,000 in proceeds from its investments in equity securities (prior to Windspeed’s management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received approximately $12,740,000 in combined management fees and sharing through June 30, 2013.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss).  At June 30, 2013, the Company did not own any shares in publicly-traded companies within Equity Investments as presented on the balance sheet.  However, the Company holds a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.

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

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2010 through September 30, 2012.

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

Uncertain Tax Positions:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, is as follows (in thousands) (excluding interest and penalties) (Note A):

	For the nine months ended June 30,	For the year ended September 30,
	2013	2012
Beginning balance	$ 1,438	$ 1,369
Decreases related to settlements of certain tax audits	0	(16)
Increases related to settlements of certain tax audits	0	0
Decreases related to prior year tax positions	0	0
Increases related to prior year tax positions	0	0
Other, including foreign exchange	(86)	85
Ending balance	$1,352	$ 1,438

Note (A):  The Company previously reported its reconciliation of uncertain tax positions for the year ended September 30, 2012 as the amount of the net income tax liability including interest and penalties, which is reported in the consolidated balance sheets.  During the quarter ended December 31, 2012, the Company corrected its disclosure for the year ended September 30, 2012 and reported this table as the gross income tax liability position.  This change in presentation does not impact the Company’s financial position or cash flows.  As of June 30, 2013, net operating losses of $1,205,000 are available to offset this liability, such that the net balance of approximately $147,000, if realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $147,000.

As of June 30, 2013, accrued interest and penalties included in the income tax liability amounted to approximately $670,000.  The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.

As of June 30, 2013, the income tax liabilities included in the Company’s consolidated balance sheets all relate to the Company’s Canadian subsidiary and include $147,000 in net uncertain tax positions, $670,000 in interest and penalties for the uncertain tax positions and $189,000 in withholding tax liability on a deemed dividend for a total of $1,006,000.

5.   Stockholders’ Equity

As of June 30, 2013, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance at September 30, 2012	$ 70	$ 28,414	$ 0	$ (2,950)	$ 25,534
Comprehensive income (loss):
Net (loss)				(1,497)	(1,497)
Other comprehensive income (loss)			3		3

Balance at June 30, 2013	$ 70	$ 28,414	$ 3	$ (4,447)	$ 24,040

6.  Other Financial Information

Legally restricted cash is comprised of the following at June 30, 2013 and September 30, 2012 (in thousands):

	June 30, 2013	September 30, 2012

Indemnification reserve	$4,000	$4,000
Other escrows	341	341
	$4,341	$4,341

The indemnification reserve is a specific reserve that was established by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  Other escrows include management fee escrows and a bank guaranty held in the Netherlands which the Company has maintained in the approximate amount of $340,000.  This bank guaranty was provided by the Company to a landlord to induce the landlord to release equipment, leased by one of the Company’s former subsidiaries, to a then tenant of the landlord. The Company expects to receive the related funds before the end of the fiscal year.

As of June 30, 2013, Assets held in trust for deferred compensation plan totaled $488,000. To conform to the current period presentation, the prior period amount has been reclassified from Cash-legally restricted to Assets held in trust for deferred compensation plan.

Other liabilities consist of the following (in thousands):

	June 30, 2013	September 30, 2012
Accrued compensation	$1,314	$1,221
CDRs	11,366	11,339
Other liabilities	168	501
	$12,848	$13,061

The liability for accrued compensation includes payroll and estimated amounts payable under the Plan.

Other liabilities as of September 30, 2012 included an accrued contingent liability of approximately $340,000 related to a bank guaranty asset held in the Netherlands.  As of June 30, 2013, the Company no longer believes it is probable that a liability exists. As such, the Company has reversed the accrued liability related to this bank guaranty during the quarter ended June 30, 2013.

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

7.   Financial Information by Geographic Area

The following table presents total revenue by geographic location based on the location of the Company’s revenue sources (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
North America	$7	$31	$175	$364
Europe	0	0	0	12
Total	$7	$31	$175	$376

The following table presents total assets and cash and cash-equivalents, restricted cash and short-term investments by geographic location based on the location of the Company’s assets (in thousands):

	June 30, 2013		September 30, 2012
	Total Assets	Cash and Cash Equivalents and Short- term Investments	Total Assets	Cash and Cash Equivalents and Short- term Investments
North America	$37,636	$36,130	$39,430	$37,847
Europe	340	340	339	339
Total	$37,976	$36,470	$39,769	$38,186

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of June 30, 2013 and September 30, 2012.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Money market accounts	$27,166,000	$0	$0	$27,166,000
Certificates of deposit	0	4,279,000	0	4,279,000
Equity investments (A)	0	0	5,084,000	5,084,000
Assets held in trust for deferred compensation plan (B)	488,000			488,000
Total	$27,654,000	$4,279,000	$5,084,000	$37,017,000

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Money market accounts	$28,591,000	$0	$0	$28,591,000
Certificates of deposit	0	4,496,000	0	4,496,000
Equity investments (A)	0	0	5,166,000	5,166,000
Assets held in trust for deferred compensation plan (B)	496,000			496,000
Total	$29,087,000	$4,496,000	$5,166,000	$38,749,000

(A)  Equity investments are made up of stock in three privately held companies.

(B)  Assets held in trust for deferred compensation plan are made up of bonds, equity and money market funds that are actively traded.

These assets are held in trust for the benefit of deferred employee compensation and are not available for distribution under the Plan.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the period ended June 30, 2013 and the year ended September 30, 2012 is as follows:

	Fair Value September 30, 2012	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value June 30, 2013
Level 3 only Equity investments	$5,166,000	$(112,000)	$30,000	$0	$0	$0	$0	$5,084,000

	Fair Value September 30, 2011	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2012
Level 3 only Equity investments	$2,145,000	$ (28,000)	$2,887,000	$0	$162,000	$0	$0	$5,166,000

While the Company did not hold any marketable equity investments as of June 30, 2013, in accordance with the provisions of ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities,” marketable equity investments (equity investments having a readily determinable fair value) would have a carrying value and a fair value based on quoted market prices. The Company’s investment in warrants of public companies were valued at the bid quotation. The Company’s practice is to sell its marketable equity investments upon the expiration of the lock-up period.

Equity investments in private companies consist primarily of small investments in approximately three private companies.  Common stock and preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements. Warrants in non-public companies are carried at zero value.   The carrying value of equity investments in private companies is $697,000 and the fair market value measured using Level 3 inputs is $5,084,000, net of sharing.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies, including warrants, was determined in consultation with Windspeed based on the market approach, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of June 30, 2013, the total portfolio of three companies which has an estimated fair market value of $5,084,000 is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 88% of such value is in one individual company.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on these investments.

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

The Company’s operations continued to wind down during the nine months ended June 30, 2013. The Company’s assets at June 30, 2013 consisted primarily of cash and cash-equivalents, short-term investments and equity securities.  The timing of the sale of equity securities is uncertain.  The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash.  The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets.  In addition, the Company has a few remaining bankruptcy claims and judgments against former customers and collection efforts are underway to recover on those limited number of accounts.  Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock, preferred stock and warrants in other companies (collectively “Equity Investments”). The Company carries its private companies at the lower of cost or estimated fair market value in its financial statements. Any warrants held by the Company in private companies are carried at zero value. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies.” It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the $697,000 carrying amount reflected in the financial statements as of June 30, 2013.  The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windpeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and pursuant to the Initial Extension, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds.  The Company has amortized all $131,000 of the prepaid expense, which includes approximately $26,000 amortized during the nine months ended June 30, 2013.

The Company estimates that the realizable value for its Equity Investments in private companies, net of sharing with Windspeed, at June 30, 2013 is approximately $5,084,000. While the Company cannot predict or estimate the future market value of its remaining private company investments, a significant competitor of Performance Marketing Brands, Inc. (f/k/a Ebates Shopping.com, Inc.), one of our Equity Investments, went public on July 19, 2013.  As a result, the

Company now believes that the fair market value of its private company investments could be in excess of $5,084,000.  However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments.  Furthermore, as of June 30, 2013, the total portfolio of three companies, which has an estimated fair market value of approximately $5,084,000, is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 88% of such value is in one individual company.

The following table summarizes the changes in the estimated value of the Company’s Equity Investments since September 30, 2012 (in thousands):

Private Companies (1) (2)
September 30, 2012 estimated realizable value	$5,166
Realized, net of fees	(112)
Increase in unrealized estimated value	30

June 30, 2013 estimated realizable value	$5,084

(1)  Carrying value of private companies for financial statement purposes is the lower of cost or fair value, or approximately $697,000 as of June 30, 2013.  The increase in unrealized estimated value is a result of changes in marketability.

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

•                     Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in approximately three private companies. The Company carries its common stock and preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. Warrants in non-public companies are carried at zero value. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At June 30, 2013, the carrying value of the Company’s equity investments in private companies was approximately $697,000, and the estimated fair market value was approximately $5,084,000.

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

Results of Operations

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Revenue

Changes in total revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were as follows (in thousands):

	Three months ended June 30,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change
Interest income	7	31	(77)%	Interest earned on cash balances.

Total revenue	$ 7	$ 31	(77)%

Costs and Expenses

Changes in total costs and expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were as follows (in thousands):

	Three months ended June 30,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change
Selling, general and administrative	$ 206	$ 712	(71)%	(A)
Contingent Distribution Rights	87	(65)	+(100)%	(B)
Foreign exchange loss	112	121	(7)%	(C)
Bad debt recoveries	(59)	(252)	(77)%	(D)
Total costs and expenses	$ 346	$ 516	(33)%

(A)       SG&A expense in the quarter ended June 30, 2013 benefited from lower international accounting and legal fees as compared to the quarter ended June 30, 2012 and the reversal of $340,000 for an accrued liability for a bank guaranty in The Netherlands.

(B)       The increase in CDR expense in the quarter ended June 30, 2013 is primarily the result of the reduction in the bank guaranty accrued liability which increased the CDR liability.  The decrease in CDR expense in the quarter ended June 30, 2012 was primarily the result of an income tax expense adjustment of $147,000 from the Canadian subsidiary recorded in that quarter, foreign exchange loss and an increase to the liability for a bank guaranty, offset slightly by higher recoveries than expected which decreased the CDR liability.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

(C)      Foreign exchange loss primarily relates to the strengthening of the U.S. dollar in the quarter ended June 30, 2013 against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

(D)      The recoveries received during the quarter ended June 30, 2013 were lower than the recoveries received during the quarter ended June 30, 2012, which included the sale of equities pledged under a former Comdisco Ventures, Inc. loan transaction.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended June 30, 2013 and approximately $5,000 in U.S. federal income tax benefit for the three months ended June 30, 2012.

The Company recorded $10,000 of income tax expense for its Canadian subsidiary for the three months ended June 30, 2013.  The Company recorded approximately $147,000 of income tax expense for its Canadian subsidiary for the three months ended June 30, 2012 primarily as a result of the difference between the income tax benefit recorded during the quarter ended March 31, 2012 and the amount of the refund check received in July 2012 from the Canada Revenue Agency (“CRA”) on Federal Notices of Objection for the tax years ended 2000 and 2001.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

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

The Company recorded no income tax expense for its Puerto Rico entity in the three months ended June 30, 2013 and $2,000 in income tax expense for the three months ended June 30, 2012.

Net (loss)

Net loss was approximately ($349,000), or ($0.08) per share-basic and diluted, for the three months ended June 30, 2013, compared to net loss of approximately ($629,000), or ($0.16) per share-basic and diluted, for the three months ended June 30, 2012.

Nine Months Ended June 30, 2013 Compared to the Nine Months Ended June 30, 2012

Revenue

Changes in total revenue for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 were as follows (in thousands):

	Nine months ended June 30,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$ 112	$ 203	(45)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	63	97	(35)%	Interest earned on cash balances.
Foreign exchange gain	0	76	(100)%	(B)
Total revenue	$ 175	$ 376	(53)%

(A)      The decrease in gains on sale of equity holdings for the nine months ended June 30, 2013 is a result of fewer liquidations of positions held compared to the nine months ended June 30, 2012.

(B)      Foreign exchange gain in the nine months ended June 30, 2012 primarily relates to the weakening of the U.S. dollar against the Canadian Dollar, during that period, as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Costs and Expenses

Changes in total costs and expenses for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 were as follows (in thousands):

	Nine months ended June 30,		Percent
	2013	2012	Increase (Decrease)	Explanation of Change
Selling, general and administrative	$ 1,528	$ 2,418	(37)%	(A)
Contingent Distribution Rights	27	609	(96)%	(B)
Foreign exchange loss	248	121	+100%	(C)
Bad debt recoveries	(163)	(626)	(74)%	Collections and recoveries.(D)
Total costs and expenses	$ 1,640	$ 2,522	(35)%

(A)      SG&A expense in the nine months ended June 30, 2013 has benefited from lower international accounting and legal fees as compared to the nine months ended June 30, 2012 and the reversal of $340,000 for an accrued liability for a bank guaranty in The Netherlands.

(B)      The slight increase in CDR expense is the result of the reversal of the bank guaranty accrued liability which increased the CDR liability, offset mostly by higher future SG&A costs and foreign exchange loss, which decreased the CDR liability.  The CDR expense in the nine months ended June 30, 2012 is primarily the result of an income tax benefit of approximately $1.4 million from the Canadian subsidiary recorded in that period which increased the CDR liability.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(C)      Foreign exchange loss primarily related to the strengthening of the U.S. dollar in the nine months ended June 30, 2013 against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

(D)      The increase in proceeds during the nine months ending June 30, 2012 was the result of bad debt recoveries from a previously written off claim in a foreign bankruptcy estate, a settlement on a disputed obligation owed to the Company and proceeds from the sale of equities pledged under a former Comdisco Ventures, Inc. loan transaction.

Income taxes

The Company recorded no U.S. federal income tax expense for the nine months ended June 30, 2013 and approximately $5,000 in U.S. federal income tax benefit for the three months ended June 30, 2012.

The Company recorded approximately $32,000 of income tax expense for its Canadian subsidiary for the nine months ended June 30, 2013.  The Company recorded approximately $1,290,000 of income tax benefit (net of increases to income tax liabilities) for its Canadian subsidiary for the nine months ended June 30, 2012, primarily as a result of progress in negotiations made during the quarter ended March 31, 2012 with the CRA on Federal Notices of Objection for the tax years ended 2000 and 2001.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

The Company recorded no income tax expense for its Puerto Rico entity for the nine months ended June 30, 2013 and $2,000 for the nine months ended June 30, 2012.

Net Loss

Net loss was approximately ($1,497,000), or ($0.37) per share-basic and diluted, for the nine months ended June 30, 2013 compared to a net loss of approximately ($853,000), or ($0.21) per share-basic and diluted, for the nine months ended June 30, 2012.

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

At June 30, 2013, the Company had unrestricted cash and cash equivalents of approximately $27,850,000, which represented a decrease of approximately $1,499,000 compared to September 30, 2012.  Net cash used in operating activities for the nine months ended June 30, 2013 was approximately $1,414,000.  Net cash used in investing was a result of reinvestment of interest income in a one-year certificate of deposit held at Canadian Imperial Bank of Commerce (“CIBC”) of approximately $55,000.   The effect of exchange rate changes on cash balances held in foreign currencies was a decrease in cash and cash equivalents of approximately $30,000 for the nine months ended June 30, 2013.

During the nine months ended June 30, 2013, approximately $112,000 in proceeds net of sharing were generated from the equity portfolio and approximately $244,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $1,770,000 (principally professional services and employee compensation).

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

Other escrows:  The Company maintains a bank guaranty in the Netherlands in the approximate amount of $340,000 which was provided to a landlord to induce the landlord to release equipment, leased by one of the Company’s former subsidiaries, to a then tenant of the landlord. On July 9, 2013, the bank received a release of the bank guaranty by the landlord and has cancelled the bank guaranty.  As of the date of this filing, the Company is in the process of transferring the funds.  The Company has removed the accrued liability for this bank guaranty during the quarter ended June 30, 2013 and expects to receive the related funds before the end of the fiscal year.

Dividends

There were no dividends paid during the quarter ended June 30, 2013. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of June 30, 2013, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,855 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended June 30, 2013.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                        CONTROLS AND PROCEDURES

(a)                                 Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

COMDISCO HOLDING COMPANY, INC.

Dated: August 13, 2013	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)