Form 10-K
period 2013-09-30
COMDISCO HOLDING CO INC
filed 2013-12-11
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                 Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $4,220,000 based on its closing price per share of $4.58 on March 28, 2013. On March 28, 2013, there were 4,028,951 shares of common stock outstanding. No officer or director beneficially held shares of the Company’s Common Stock as of December 3, 2013. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at December 3, 2013
Common Stock, par value $0.01 per share	4,028,951

DOCUMENTS INCORPORATED BY REFERENCE: NONE

COMDISCO HOLDING COMPANY, INC.

2013 ANNUAL REPORT ON FORM 10-K

2013 ANNUAL REPORT ON FORM 10-K

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.  As of December 3, 2013, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately five consultants continue to periodically assist the Company on a consulting basis.

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

In very general terms, the Plan contemplated six different classes of claims against the Comdisco, Inc. bankruptcy estate with the only remaining relevant classes of claims being described below:

•                  “Class C-4” Claims. The largest class of claims against the Comdisco, Inc. bankruptcy estate, this class was comprised of general unsecured claims other than Class C-3 Claims and included holders of Comdisco, Inc. notes, bonds, credit lines and other trade debt (the “C-4 creditors”).

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

Pursuant to a Bankruptcy court order dated March 27, 2003, approximately 4,388,000 CDRs were held by the Company’s transfer agent and any distributions relating to these rights are held by the estate of Comdisco, Inc., pending resolution of the Class C-5A Claims related to the shares purchased pursuant to Comdisco, Inc.’s Shared Investment Plan (the “SIP”). Approximately 2,868,000 of the CDRs related to Class C-5A have been assigned to the Litigation Trust (as defined in the Plan) either in conjunction with settlements achieved with certain of the Federal or State SIP Defendants (as defined below), or turned over to the litigation trustee pursuant to an order entered by a Federal Court authorizing turnover of CDR assets.  Approximately 612,000 CDRs were assigned to individuals or other trustees.  Additionally, 92,000 CDRs related to Class C-5A Claims have been cancelled during the bankruptcy by the Company.  The balance of approximately 816,000 CDRs are currently being held by the Company’s transfer agent and any distributions relating to these rights are being held by the estate of Comdisco, Inc.

Litigation Trust

The Plan provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants (the “SIP Participants”) be placed in a trust for the benefit of C-4 creditors (the “Trust Assets”). Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).

In February 1998, pursuant to the SIP, 106 SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”).  The Company and the SIP Lenders subsequently reached a settlement on the Guaranty that was approved by the Bankruptcy court on December 9, 2004.  The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the sixty-nine SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

SIP Litigation: On February 4, 2005, the Litigation Trust commenced lawsuits both in the United States District Court for the Northern District of Illinois (the “Federal SIP Lawsuits”) and in the Circuit Court of Cook County Illinois (the “State SIP Lawsuits”) to collect on the remaining SIP Participants’ promissory notes.

Federal SIP Lawsuits: The Litigation Trust filed and a federal district court judge entered summary judgments (and amended judgments) against all but one of the SIP Participants who were defendants in the federal cases (the “Federal SIP Defendants”) on their respective SIP promissory notes, and the Litigation Trust commenced collection actions against them. Additionally, the federal district court judge entered orders directing that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those Federal SIP Defendants be turned over to the Litigation Trust.  Pursuant to such orders, the Company turned over CDRs and related proceeds and will continue to do so if additional orders are entered.

The Federal SIP Defendants filed appeals on those judgments.  On October 18, 2010, the Seventh Circuit affirmed the rulings in favor of the Litigation Trust, but remanded certain fraud issues to the trial court.  On November 1, 2010, the Federal SIP Defendants filed a petition for a hearing before the full appellate panel. On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013 and set a pretrial conference on August 29, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On October 15, 2013, the judge set the following post-trial briefing schedule: November 26, 2013 as the date Stipulation of Facts are to be filed; January 10, 2014 as the due date for Initial Post trial briefs to be filed; January 31, 2014 as the date for response briefs to be filed; and, March 25, 2014 as the date for Oral Arguments.  On November 26, 2013, Judge  Gettleman extended the deadline to file the Stipulation of Facts to December 20, 2013.

State SIP Lawsuits: The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases (the “State SIP Defendants”, and, together with the Federal SIP Defendants, the "SIP Defendants"). Three of the State SIP Defendants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the State SIP Defendants.

On July 12, 2010, the State SIP Defendants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit ruled on the appeal of the federal judgments.  On August 10, 2010, the judge granted a temporary stay of the proceedings.  On September 14, 2011, the State SIP Defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.

On July 27, 2012, the State SIP Defendants filed a Motion to Dismiss the Third Amended Complaint of the Litigation Trust.  On December 7, 2012, Judge Sanjay Tailor granted the Motion to Dismiss and granted the Litigation Trust leave to file a Fourth Amended Complaint.  The Litigation Trust filed a Fourth Amended Complaint on January 4, 2013 and the State SIP Defendants filed a Motion to Dismiss portions of the Fourth Amended Complaint on January 28, 2013.  These motions were argued before the court on May 3, 2013 and both were denied.  On January 25, 2013, Judge Tailor set:  March 1, 2013 as the deadline for served and pending discovery; the expert discovery cut-off date as May 31, 2013; and, a trial date for August 5 through 23, 2013.

The parties appeared before Judge Tailor on June 5, 2013 and a pre-trial schedule was set. On July 11, 2013, an agreed order was entered changing the trial date to August 12, 2013.

The remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the "Stipulation") which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  At the status hearing on November 19, 2013, the judge set the next status hearing for April 29, 2014.

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty have settled or otherwise resolved their obligation; eleven have filed personal bankruptcy; and, eighteen notes remain outstanding (six in the federal court and twelve in the state court).  As reported in the Thirty-Sixth Status Report of Comdisco Litigation Trustee, filed on October 31, 2013, the Litigation Trust reached three settlements in the quarter ended September 30, 2013, which brought the total number of promissory notes settled or otherwise resolved by the Litigation Trust to forty.

For more details regarding the Litigation Trust and related proceedings, please refer to the Status Reports of Comdisco Litigation Trustee filed quarterly in the Bankruptcy court. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and the litigation trust agreement.

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

Pursuant to and in furtherance of the Order, on August 12, 2004, Randolph I. Thornton became the sole director and officer of the Company and his appointment as Initial Disbursing Agent became effective. As Initial Disbursing Agent, Mr. Thornton assumed the roles and responsibilities performed by the former Board of Directors and officers of the Company, including all measures which are necessary to complete the administration of the reorganized debtors’ Plan and Chapter 11 cases.

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

Employees

On September 30, 2013, the Company had five U.S. employees (one full-time and four part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately five consultants continue to periodically assist the Company on a consulting basis.

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

Impact of Recoveries by Litigation Trust on the Company’s Obligation to Make Payments in Respect of Contingent Distribution Rights

As the present value of distributions to certain C-4 creditors has reached the 100% threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive payments from the Company equal to 37% of each dollar available to be distributed to Comdisco C-4 creditors in accordance with the Plan. All payments by the Company in respect of CDRs are made from the Company’s available cash-on-hand and not from funds distributed by the Litigation Trust. The Company expects to maintain cash reserves sufficient to make any required payments pursuant to its CDR liability arising from either the Company’s equity or net distributions from the Litigation Trust.  Any actual net distributions by the Litigation Trust to the C-4 creditors will increase the Company’s liability to CDR holders.  However, estimates of such net distributions are currently not determinable.

Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio of Equity Investments (the “Equity Investments”)

The determination of the fair value of the remaining portfolio of the Company is management’s estimate of such fair value at a moment in time based on information available to management at that time. The estimate of fair value is inherently uncertain due to external factors that could impact the value of assets remaining in the portfolio. Some of the external factors include time, inflation and deflation, changes in interest rates, third party credit risks, domestic and international events, court or tax rulings contrary to the Company’s expectations and liquidation events in the equity portfolio.

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Equity Investments

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed Acquisition Fund GP, LLC ("Windspeed"), a professional investment management group which the Company engaged to manage the Company's Equity Investments on an ongoing basis in February 2004, on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s Equity Investments was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value.  Furthermore, as of September 30, 2013, the total portfolio of three companies, which has an estimated fair market value of approximately $8,875,000, is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 93% of such value is in one individual company.

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

The Company’s Liquidity is Dependent on Cash on Hand

The Company’s liquidity generally depends on cash on hand.

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

Uncertainties Relating to the Wind Down of Operations

The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. The success of the Company’s continuing wind down of operations and implementation of the Order entered by the Bankruptcy court authorizing the organizational systems infrastructure wind down is dependent upon the ability of the Company to effectively consolidate its management structure and maintain its operations with limited personnel.

Impact of Interest Rates and Foreign Exchanges Rates

Changes in interest rates could impact the value of certain of the Company’s assets and fluctuations in the foreign currency exchange rates could impact the value of the Company’s remaining net foreign assets, denominated in other than U.S. dollars, consisting primarily of cash, a short term investment, tax receivables and tax liabilities in Canada.

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

Litigation Trust Ongoing Litigation

The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not accept the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

SIP Litigation - On February 4, 2005, the Litigation Trust commenced lawsuits both in the United States District Court for the Northern District of Illinois (the “Federal SIP Lawsuits”) and in the Circuit Court of Cook County Illinois (the “State SIP Lawsuits”) to collect on the remaining SIP Participants’ promissory notes.

Federal SIP Lawsuits: The Litigation Trust filed and a federal district court judge entered summary judgments (and amended judgments) against all but one of the SIP Participants who were defendants in the federal cases (the “Federal SIP Defendants”) on their respective SIP promissory notes, and the Litigation Trust commenced collection actions against them. Additionally, the federal district court judge entered orders directing that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those Federal SIP Defendants be turned over to the Litigation Trust.  Pursuant to such orders, the Company turned over CDRs and related proceeds and will continue to do so if additional orders are entered.

The Federal SIP Defendants filed appeals on those judgments.  On October 18, 2010, the Seventh Circuit affirmed the rulings in favor of the Litigation Trust, but remanded certain fraud issues to the trial court.  On November 1, 2010, the Federal SIP Defendants filed a petition for a hearing before the full appellate panel. On June 28, 2011, the Seventh Circuit ruled which vacated the summary judgments and remanded the cases for further proceedings.

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013 and set a pretrial conference on August 29, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On October 15, 2013, the judge set the following post-trial briefing schedule: November 26, 2013 as the date Stipulation of Facts are to be filed; January 10, 2014 as the due date for Initial Post trial briefs to be filed; January 31, 2014 as the date for Response briefs to be filed; and, March 25, 2014 as the date for Oral Arguments.  On November 26, 2013, Judge Gettleman extended the deadline to file the Stipulation of Facts to December 20, 2013.

State SIP Lawsuits: The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases (the “State SIP Defendants”, and, together with the Federal SIP Defendants, the “SIP Defendants”).  Three of the State SIP Defendants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the State SIP Defendants.

On July 12, 2010, the State SIP Defendants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit ruled on the appeal of the federal judgments.  On August 10, 2010, the judge granted a temporary stay of the proceedings.  On September 14, 2011, the State SIP Defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.

On July 27, 2012, the State SIP Defendants filed a Motion to Dismiss the Third Amended Complaint of the Litigation Trust.  On December 7, 2012, Judge Sanjay Tailor granted the Motion to Dismiss and granted the Litigation Trust leave to file a Fourth Amended Complaint.  The Litigation Trust filed a Fourth Amended Complaint on January 4, 2013 and the State SIP Defendants filed a Motion to Dismiss portions of the Fourth Amended Complaint on January 28, 2013.  These motions were argued before the court on May 3, 2013 and both were denied.  On January 25, 2013, Judge Tailor set:  March 1, 2013 as the deadline for served and pending discovery; the expert discovery cut-off date as May 31, 2013; and, a trial date for August 5 through 23, 2013.

The parties appeared before Judge Tailor on June 5, 2013 and a pre-trial schedule was set. On July 11, 2013, an agreed order was entered changing the trial date to August 12, 2013.

The remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the "Stipulation") which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  At the status hearing on November 19, 2013, the judge set the next status hearing for April 29, 2014.

Litigation Trust Reports:  By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty have settled or otherwise resolved their obligation; eleven have filed personal bankruptcy; and, eighteen notes remain outstanding (six in the federal court and twelve in the state court).  As reported in the Thirty-Sixth Status Report of Comdisco Litigation Trustee, filed on October 31, 2013, the Litigation Trust reached three settlements in the quarter ended September 30, 2013 which brought the total number of promissory notes settled or otherwise resolved by the Litigation Trust to forty.

For more details regarding the Litigation Trust and related proceedings, please refer to the Status Reports of Comdisco Litigation Trustee filed quarterly in the Bankruptcy court. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and the litigation trust agreement.

Litigation Trust Termination Motion

On March 16, 2006, a motion was filed in the Bankruptcy court for the Northern District of Illinois on behalf of certain SIP Participants who had filed proofs of claim in the Comdisco, Inc. bankruptcy (the “SIP Claimants”). The motion sought an order from the Bankruptcy court terminating the Litigation Trust. On July 20, 2006, the Bankruptcy court judge denied the motion of the SIP Claimants. On August 18, 2006, the SIP Claimants appealed the Bankruptcy court judge's denial of their motion. On January 30, 2007, the federal district court judge affirmed the denial of the motion. The SIP Claimants appealed the denial to the US Circuit Court of Appeals for the 7th Circuit. A mandatory mediation was held on April 20, 2007. The mediation was adjourned and no settlement was achieved by the parties. The parties briefed the appeal and oral arguments were held before the Appellate Court on November 26, 2007.  On August 13, 2008, the Appellate Court ruled and dismissed the appeal for want of jurisdiction. As of the date of this filing, there have been no further proceedings on this matter.

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

Common Stock

As of December 3, 2013, there were 233 shareholders of record of the Company’s Common Stock. The following table sets forth the adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2013 and 2012.

2013				2012
Quarter	High	Low	Dividends	High	Low	Dividends
First	$ 5.25	$ 4.57	$ 0	$ 5.95	$ 5.21	$ 0
Second	4.99	4.58	0	5.90	5.00	0
Third	5.10	4.58	0	5.30	5.00	0
Fourth	4.95	4.25	0	5.25	4.05	0

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  As of September 30, 2013, the sharing percentage was 37%, which is the maximum sharing percent.  As of December 3, 2013, there were 1,847 holders of record of the Company’s CDRs and 148,448,188 outstanding CDRs.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no repurchases of Common Stock in the fourth quarter of fiscal 2013 or during the fiscal year 2013. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors Relating to the Company.”

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

General

The Company’s operations continued to wind down during the fiscal year 2013. The Company’s assets at September 30, 2013 consist primarily of cash and cash-equivalents, short-term investments, income tax receivables and equity securities. The timing of collections on the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities may provide future cash flows in excess of the current carrying value of these assets. In addition, the Company has a few remaining bankruptcy claims and judgments against former customers and collection efforts are underway to recover on those limited number of accounts. Receipts, if any, will be in excess of the carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds preferred stock in other companies (the “Equity Investments”). The Company carries its preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 5 of Notes to Consolidated Financial Statements and “Critical Accounting Policies”. It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2013, which is approximately $697,000.

The Company estimates that the realizable value for its Equity Investments in private companies, net of transferred assets and sharing with Windspeed, as of September 30, 2013 is approximately $8,875,000.  As of

September 30, 2013, the Company did not own any shares in publicly-traded companies within Equity Investments as presented on the balance sheet.  However, the Company holds a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.  The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2012 (in thousands):

	Public Companies (1) (3)	Private Companies (2) (3)
September 30, 2012 estimated realizable value	$0	$5,166
Realized – net of fees	0	(112)
Increase in unrealized estimated value	0	3,821

September 30, 2013 estimated realizable value	$0	$8,875

(1)  Carrying value of public companies for financial statements is market value.  See Note 5 of Notes to Consolidated Financial Statements.

(2)  Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $697,000.  The increase in unrealized estimated value is a result of changes in marketability.

(3)  Net of sharing with Windspeed under the management agreement.

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004 to manage the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  As a result of such arrangement, and as of the Initial Extension, the Company established a prepaid expense in the amount of $131,000, representing the estimated fair market value of the companies for which Windspeed will be entitled to 100% of the proceeds.  The Company has completely amortized the $131,000 of the prepaid expense, which includes approximately $26,000 amortized during the twelve months ended September 30, 2013.  Realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement.

There is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management’s expectations are subject to the risk factors discussed in Item 1A, “Risk Factors”, entitled “Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Equity Investments”.

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

Subsidiaries: The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to three subsidiaries as of December 3, 2013.  To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.

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

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. The Company paid no dividends during the fiscal years ended September 30, 2013 and 2012.  The Company made no payment to CDR holders during the fiscal years ended September 30, 2013 and 2012.  See Item 1, “General Terms of the Plan of Reorganization” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.  Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

The Company continues to maintain sufficient cash reserves for any potential additional CDR liability arising from any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.  See  below for “Critical Accounting Policies” and Item 1A, “Risk Factors” for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights” and “Uncertainties Inherent in the CDR Liability Calculation”.

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

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust for which estimates are currently not determinable. See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation”.

•

Equity Investments In Private Companies: Equity investments in private companies consist primarily of small investments in approximately three private companies. The Company carries its preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. The Company, in consultation with Windspeed, which provides ongoing management of the Company’s portfolio in equity investments, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. At September 30, 2013, the carrying value of the Company’s equity investments in private companies was approximately $697,000 and the estimated fair market value was approximately $8,875,000, net of sharing.

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

Litigation Trust Ongoing Litigation

The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the SIP Participants who did not accept the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

SIP Litigation:  On February 4, 2005, the Litigation Trust commenced lawsuits both in the United States District Court for the Northern District of Illinois (the “Federal SIP Lawsuits”) and in the Circuit Court of Cook County Illinois (the “State SIP Lawsuits”) to collect on the remaining SIP Participants’ promissory notes.

Federal SIP Lawsuits: The Litigation Trust filed and a federal district court judge entered summary judgments (and amended judgments) against all but one of the SIP Participants who were defendants in the federal cases (the “Federal SIP Defendants”) on their respective SIP promissory notes, and the Litigation Trust commenced collection actions against them. Additionally, the federal district court judge entered orders directing that certain CDRs and related proceeds held by the estate of Comdisco, Inc. and Computershare (f/k/a BNY Mellon) (holder of CDRs) on behalf of those Federal SIP Defendants be turned over to the Litigation Trust.  Pursuant to such orders, the Company turned over CDRs and related proceeds and will continue to do so if additional orders are entered.

The Federal SIP Defendants filed appeals on those judgments.  On October 18, 2010, the Seventh Circuit affirmed the rulings in favor of the Litigation Trust, but remanded certain fraud issues to the trial court.  On November 1, 2010, the Federal SIP Defendants filed a petition for a hearing before the full appellate panel. On June 28, 2011, the Seventh Circuit ruled vacating the summary judgments and remanding the cases for further proceedings.

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013 and set a pretrial conference on August 29, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On October 15, 2013, the judge set the following post-trial briefing schedule: November 26, 2013 as the date Stipulation of Facts are to be filed; January 10, 2014 as the due date for Initial Post trial briefs to be filed; January 31, 2014 as the date for Response briefs to be filed; and, March 25, 2014 as the date for Oral Arguments.  On November 26, 2013, Judge Gettleman extended the deadline to file the Stipulation of Facts to December 20, 2013.

State SIP Lawsuits: The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases (the “State SIP Defendants”, and, together with the Federal SIP Defendants, the “SIP Defendants”).  Three of the SIP defendants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgments filed by the State SIP Defendants.

On July 12, 2010, the State SIP Defendants filed a Motion for a Temporary Stay of Proceedings until the Seventh Circuit ruled on the appeal of the federal judgments.  On August 10, 2010, the judge granted a temporary stay of the proceedings.  On September 14, 2011, the State SIP Defendants filed a Motion to Vacate Summary Judgments and Motion for Reconsideration.  On March 16, 2012, the judge denied in part and affirmed in part the Motion to Vacate Summary Judgments.  A status hearing was held on June 14, 2012 and the judge gave the Litigation Trust permission to file an Amended Complaint.

On July 27, 2012, the State SIP Defendants filed a Motion to Dismiss the Third Amended Complaint of the Litigation Trust.  On December 7, 2012, Judge Sanjay Tailor granted the Motion to Dismiss and granted the Litigation Trust leave to file a Fourth Amended Complaint.  The Litigation Trust filed a Fourth Amended Complaint on January 4, 2013 and the State SIP Defendants filed a Motion to Dismiss portions of the Fourth Amended Complaint on January 28, 2013.  These motions were argued before the court on May 3, 2013 and both were denied.   On January 25, 2013, Judge Tailor set:  March 1, 2013 as the deadline for served and pending discovery; the expert discovery cut-off date as May 31, 2013; and, a trial date for August 5 through 23, 2013.

The parties appeared before Judge Tailor on June 5, 2013 and a pre-trial schedule was set. On July 11, 2013, an agreed order was entered changing the trial date to August 12, 2013.

The remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the “Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  At the status hearing on November 19, 2013, the judge set the next status hearing for April 29, 2014.

Litigation Trust Reports:  By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty have settled or otherwise resolved their obligation; eleven have filed personal bankruptcy; and, eighteen notes remain outstanding (six in the federal court and twelve in the state court).  As reported in the Thirty-Sixth Status Report of Comdisco Litigation Trustee, filed on October 31, 2013, the Litigation Trust reached three settlements in the quarter ended September 30, 2013 which brought the total number of promissory notes settled or otherwise resolved by the Litigation Trust to forty.

For more details regarding the Litigation Trust and related proceedings, please refer to the Status Reports of Comdisco Litigation Trustee filed quarterly in the Bankruptcy court. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and the litigation trust agreement.

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

Subsidiary Changes

The Company’s Mexican subsidiary was liquidated during the fiscal year ended September 30, 2013.

Results of Operations

Fiscal Year Ended September 30, 2013 Compared to the Fiscal Year Ended September 30, 2012

Revenue (in thousands)	Year ended September 30,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$112	$203	(45)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	88	136	(35)%	Interest earned on cash balances. (B)
Foreign exchange gain	0	123	(100)%	(C)

Total Revenue	$200	$462	(57)%

(A)       The decrease in gains on sale of equity holdings for the year ended September 30, 2013 relates to a decrease in the liquidations of positions in public and private companies from October 1, 2012 through September 30, 2013 as compared to the period from October 1, 2011 through September 30, 2012.

(B)       Interest income earned in the fiscal year ended September 30, 2013 is slightly lower compared to the prior fiscal year due to lower interest rates.

(C)       Foreign exchange gain in the fiscal year ended September 30, 2012 primarily relates to the weakening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

Costs and Expenses (in thousands)	Year ended September 30,		Percent Increase (Decrease)	Explanation of Change
	2013	2012

Selling, general and administrative	$2,102	$3,028	(31%)	(A)
Contingent distribution rights	(33)	(34)	(3)%	(B)
Foreign exchange loss	188	0	N/A	(C)
Bad debt recoveries	(207)	(801)	(74)%	Collections and recoveries. (D)

	$2,050	$2,193	(7)%

(A)       The decrease in selling, general and administrative expenses was a result of a decrease in professional fees, (incurred during the twelve months ended September 30, 2013); a reversal of $340,000 for an accrued liability for a bank guaranty in The Netherlands; and an increase during the twelve months ended September 30, 2012 of $166,000 to the accrued liability for that same guaranty.

(B)       The reduction in CDR expense during 2013 was primarily the result of an increase in estimated future selling, general and administrative costs partially offset by a Canadian net tax benefit recorded during 2013.  The reduction in CDR expense during 2012 was primarily the result of an increase in estimated future selling, general and administrative costs partially offset by a Canadian net tax benefit received during 2012 and the impact of gains on sale of equity investments and higher bad debt recoveries on the CDR liability.  See Item 7 “Critical Accounting Policies” for a discussion of the potential liability from any future recoveries and distributions by the Litigation Trust.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation”.

(C)       Foreign exchange loss during the fiscal year ended September 30, 2013 primarily relates to the strengthening of the U.S. dollar against the Canadian Dollar as the Company’s Canadian subsidiary held monetary assets denominated in that currency.

(D)       The decrease in proceeds during the twelve months ending September 30, 2013, as compared to the twelve months ending September 30, 2012, was the result of: bad debt recoveries from a previously written off claim in a foreign bankruptcy estate; a settlement on a disputed obligation owed to the Company; proceeds from the sale of equities pledged under a former Comdisco Ventures, Inc. loan transaction; and, proceeds from a final settlement of an ongoing litigation with a foreign lessee, each received in 2012.

Selling, General and Administrative Expenses

The following table summarizes selling, general and administrative expenses (in thousands):

	Year ended September 30,
	2013	2012
Compensation and benefits	$1,186	$1,249
Outside professional services	657	999
Other expenses	259	780
	$2,102	$3,028

Income Taxes

See Note 4 – Income Taxes of Notes to Consolidated Financial Statements for details about the Company’s income tax provision (benefit). Income taxes are subject to the risk factor “The Company Faces a Number of Uncertainties Around the Settlement of Domestic and International Tax Positions” discussed in Item 1A, “Risk Factors”.

The Company’s U.S. federal taxes are impacted from its wind down activities, including the liquidation and repatriation of foreign assets.  During the fiscal year ended September 30, 2013, the Company recorded no US tax expense and made no estimated payments to the Internal Revenue Service (“IRS”).  During the fiscal year ended September 30, 2012, the Company recorded a U.S. tax benefit in the amount of approximately $6,000 and received a refund from the IRS in the amount of approximately $7,000.

During the fiscal year ended September 30, 2013, the Company recorded a net income tax benefit of approximately $675,000 for Comdisco Canada Limited (“CCL”), including interest expense and penalties in the statement of comprehensive (loss), which was primarily driven by successful negotiations with the Ontario Ministry of Finance on a refund of arrears interest.  The Company received the refund check of approximately $753,000 during November 2013.  During the fiscal year ended September 30, 2012, the Company recorded a net income tax benefit of approximately $1,279,000 for CCL, including interest expense and penalties in the statement of comprehensive (loss), which was primarily driven by successful negotiations with the Canada Revenue Agency (“CRA”) of a refund of arrears federal interest.  The Company has commenced the liquidation of CCL.

During the fiscal year ended September 30, 2013, the Company liquidated its Mexican subsidiary.

During the fiscal year ended September 30, 2012, the Company recorded a tax expense of approximately $3,000 and the Company paid approximately $16,000 in final settlement with the San Juan Municipality and completed withdrawal from Puerto Rico.

Net (Loss)

Net loss was approximately $(1,175,000), or $(0.29) per share-basic and diluted, for the fiscal year ended September 30, 2013 compared to a net loss of approximately $(449,000), or $(0.11) per share-basic and diluted, for the fiscal year ended September 30, 2012.

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

At September 30, 2013, the Company had unrestricted cash and cash equivalents of approximately $27,671,000, a decrease of approximately $1,678,000 compared to September 30, 2012.  These funds are primarily held in the United States.  Net cash used in operating activities for the fiscal year ended September 30, 2013 was $1,941,000.  Net cash provided by investing/financing activities for the fiscal year ended September 30, 2013 was $287,000.  The effect of exchange rate changes on cash balances held in foreign currencies was a decrease in cash and cash equivalents of approximately $24,000 for the fiscal year ended September 30, 2013.

Cash used in operating activities primarily consisted of cash expenditures, which were primarily operating expenses of $2,369,000 (principally professional services and compensation).  These expenditures were offset partially by: approximately $14,000 of net tax receipts to its Canadian subsidiary; approximately $112,000 of proceeds net of fees generated from the Windspeed managed equity portfolio; and, approximately $302,000 of proceeds received from interest income, bad debt recoveries and other revenue.

Net cash provided by investing/financing activities of $287,000 included a short-term investment in Canada for $55,000 and a decrease of $342,000 in legally restricted cash due to the receipt of the funds from a bank guaranty in the Netherlands.

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 3, 2013, the sharing percentage was 37%, which is the maximum sharing percent and there were 1,847 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and the potential CDR liability arising from either the Company’s equity and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

Aggregate total distributions to the date of this report with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$ 2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
September 2008 reallocation	0	.01984
April 2011	7,400	.04985
Total CDR payments	$125,564	$.84585

Since September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and any potential net distributions from the Litigation Trust for which estimates are currently not determinable.    See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of comprehensive (loss), stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Chicago, Illinois
December 11, 2013

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(in thousands, except per share data)

	Year ended September 30,	Year ended September 30,
	2013	2012
Revenue
Gain on sale of equity investments	$112	$203
Interest income	88	136
Foreign exchange gain	0	123
Total revenue	200	462
Costs and expenses
Selling, general and administrative	2,102	3,028
Contingent Distribution Rights	(33)	(34)
Foreign exchange loss	188	0
Bad debt recoveries	(207)	(801)
Total costs and expenses	2,050	2,193
Net (loss) before income taxes	(1,850)	(1,731)
Income tax (benefit)	(675)	(1,282)
Net (loss)	(1,175)	(449)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	3	120
Reclassification adjustment for gains included in earnings	0	(203)

Other comprehensive income (loss)	3	(83)
Comprehensive (loss)	$(1,172)	$(532)
Basic and diluted (loss) per common share	$(0.29)	$(0.11)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares and per share data)

	September 30, 2013	September 30, 2012
ASSETS
Cash and cash equivalents	$27,671	$29,349
Cash – legally restricted	4,000	4,341
Short-term investment	4,340	4,496
Equity investments	697	697
Income tax receivable	753	0
Assets held in trust for deferred compensation plan	490	496
Other assets	353	390
Total assets	$38,304	$39,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$88	$137
Income taxes payable	1,076	1,037
Other liabilities:
Accrued compensation	1,304	1,221
Contingent Distribution Rights	11,306	11,339
Other liabilities	168	501
Total other liabilities	12,778	13,061
Total liabilities	13,942	14,235
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at September 30, 2013 and 2012	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	3	0
Accumulated deficit	(4,125)	(2,950)

Total stockholders’ equity	24,362	25,534
	$38,304	$39,769

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance at September 30, 2011	$ 70	$ 28,414	$ 83	$ (2,501)	$ 26,066
Net loss				(449)	(449)
Other comprehensive income (loss)			(83)		(83)
Total comprehensive loss					(532)
Balance at September 30, 2012	70	28,414	0	(2,950)	25,534

Net loss				(1,175)	(1,175)

Other comprehensive income (loss)			3		3
Total comprehensive loss					(1,172)
Balance at September 30, 2013	$ 70	$ 28,414	$ 3	$ (4,125)	$ 24,362

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2013	Year Ended September 30, 2012

Cash flows from operating activities:
Equity investment proceeds net of sharing	$ 112	$ 328
Interest, bad debt recoveries and other revenue	302	1,151
Selling, general and administrative expenses	(2,369)	(2,948)
Income tax receipts	14	1,348

Net cash used in operating activities	(1,941)	(121)

Cash flows from investing/financing activities:

Investment in private equity security	0	(162)
Short-term investment	(55)	(1,391)
Decrease in legally restricted cash	342	30
Net cash provided by (used in) investing/ financing activities	287	(1,523)

Effect of exchange rates on cash and cash equivalents	(24)	43

Net decrease in cash and cash equivalents	(1,678)	(1,601)
Cash and cash equivalents at beginning of period	29,349	30,950

Cash and cash equivalents at end of period	$ 27,671	$ 29,349

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30, 2013	Year Ended September 30, 2012
Reconciliation of net loss to net cash used in operating activities:
Net loss	$ (1,175)	$ (449)
Adjustments to reconcile net loss to net cash used in operating activities:
Taxes payable and other tax balances	101	68
Change in Canadian income tax receivables	(762)	0
Contingent Distribution Rights	(33)	(34)
Selling, general, and administrative expenses	(293)	14
Receivables	(2)	248
Cost basis related to equity securities sold	0	126
Amortization of prepaid management fee expense	26	65
Other, including foreign exchange	197	(159)
Net cash used in operating activities	$ (1,941)	$ (121)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013, and 2012

Note 1 - Reorganization

On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court (consolidated case number 01-24795) (the “Filing”). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., for SEC filing purposes, emerged from bankruptcy under a confirmed plan of reorganization (the First Amended Joint Plan of Reorganization (the “Plan”) that became effective on August 12, 2002 (the “Effective Date”). For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.

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

Translation Adjustments

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the

period.   Due to the substantially complete liquidation of its foreign subsidiaries, translation adjustments are included in revenue if the adjustments are a gain and in cost and expenses if the adjustments are a loss in the consolidated statements of comprehensive (loss).

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

Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”). The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired.  The Company did not record any write-downs of equity securities for the years ended September 30, 2013 and 2012.    All write-downs are considered permanent impairments for financial reporting purposes.

Contingent Distribution Rights

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, income taxes and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust for which estimates are currently not determinable.    See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties Inherent in the CDR Liability Calculation”.

Basic and Diluted Earnings Per Common Share

Earnings per common share basic and diluted are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding for the period.

Note 3 – Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 4 - Income Taxes

The geographical sources of (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2013	2012
United States	$ (1,848)	$ (1,396)
Outside United States	(2)	(335)
	$ (1,850)	$ (1,731)

During the fiscal years ended September 30, 2013 and 2012, the loss before income taxes was primarily a result of selling, general and administrative costs of the estate, which were higher than revenues.

The components of the income tax (benefit) were as follows (in thousands):

	Year ended September 30,
	2013	2012
Current:
United States	$ 0	$ (6)
Outside United States	(675)	(1,276)
Deferred:
United States	0	0
Outside United States	0	0
	$ (675)	$ (1,282)

The Company received no funds from the Internal Revenue Service (“IRS”) in the fiscal year ended September 30, 2013 and received approximately $7,000 from the IRS in the fiscal year ended September 30, 2012.  The Company received approximately $14,000 from the provincial government of Alberta, Canada during the fiscal year ended September 30, 2013.  The Company received approximately $1,357,000 from the Canada Revenue Agency (“CRA”) during the fiscal year ended September 30, 2012.  The Company paid approximately $16,000 in a final settlement with the San Juan Municipality during the fiscal year ended September 30, 2012.

The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

	Year ended September 30,
	2013	2012
U.S. federal income tax rate	34.00%	34.00%
Increase (reduction) resulting from:
Final determinations and unrecognized tax benefit activity(1)	34.27	67.16
Non-deductible CDR expenses	0.61	0.67
Unrealized gain (loss) on foreign exchange	(3.46)	2.42
Change in valuation allowance	(31.45)	(28.30)
Income (loss) from pass through entities	0.34	(2.22)
Other, net	2.20	0.31
Effective income tax rate	36.51%	74.04%

(1)         Final determinations include final agreements with tax authorities.

Deferred tax assets at September 30, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Foreign loss carryforwards	$ 265	$ 269
U.S. and state NOL carryforward	111,947	111,283
AMT credit carryforwards	75,588	75,588

Gross deferred tax assets	187,800	187,140
Less: valuation allowance	(187,800)	(187,140)

Net deferred tax assets	$ 0	$ 0

The Company provides a valuation allowance for the remaining value of the deferred tax assets due to it being more likely than not that they will not be utilized in the future.

As of September 30, 2013, the company has federal net operating loss (“NOL”) carryforwards of approximately $106,988,000 expiring between years 2023 and 2033 and domestic state NOL carryforwards of approximately $4,959,000 expiring between years 2016 and 2025.

For financial reporting purposes, as of September 30, 2013, the Company has approximately $1,001,000 of foreign net operating loss carryforwards, most of which have no expiration date. The Company has recognized a valuation allowance of $265,000 to offset this deferred tax asset.

At September 30, 2013, the Company has available for U.S. federal income tax purposes the following carryforwards (in thousands):

Year scheduled to expire	Net operating loss

2023	$ 239,595
2024	37,101
2025	34,055
2031	657
2032	1,572
2033	1,693
$ 314,673

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

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and a foreign jurisdiction.

As of the date of this filing, the only federal tax years open to exam are fiscal years ended September 30, 2010 through September 30, 2012.

The Company’s Canadian subsidiary, Comdisco Canada Limited (“CCL”), has completed the resolution of several tax matters with federal and provincial tax authorities in Canada.  During the year ended September 30, 2013, the Company completed final negotiations with the Ontario Ministry of Finance related to its Notices of Objection and recorded a net income tax benefit of approximately $675,000.  During the year ended September 30, 2012, the Company completed final negotiations with the CRA related to its federal Notices of Objection and recorded a net income tax benefit of approximately $1,279,000.

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

During the fiscal year ended September 30, 2013, the Company’s Canadian subsidiary received tax refunds totaling approximately USD $14,000 from the provincial government of Alberta, Canada.  During the fiscal year ended September 30, 2012, the Company’s Canadian subsidiary received tax refunds totaling approximately USD $1,357,000 from the CRA.

During the fiscal year ended September 30, 2013, the Company liquidated its Mexican subsidiary.

During the fiscal year ended September 30, 2012, the Company paid approximately $16,000 in final settlement with the San Juan Municipality and has completed withdrawal from Puerto Rico.

Uncertain Tax Positions:

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) (excluding interest and penalties) (Note A):

	September 30,	September 30,
	2013	2012
Beginning balance	$ 1,438	$ 1,369
Decreases related to settlements of certain tax audits	0	(16)
Increases related to settlements of certain tax audits	0	0
Decreases related to prior year tax positions	0	0
Increases related to prior year tax positions	0	0
Other	(67)	85
Ending balance	$1,371	$ 1,438

Note (A):  The Company previously reported its reconciliation of uncertain tax positions for the year ended September 30, 2012 as the amount of the net income tax liability including interest and penalties, which is reported in the consolidated balance sheets.  During the quarter ended December 31, 2012, the Company corrected its disclosure for the year ended September 30, 2012 and reported this table as the gross income tax liability position.  This change in presentation does not impact the Company’s financial position or cash flows.  As of September 30, 2013, net operating losses of $1,221,000 are available to offset this liability, such that the net balance of approximately $150,000, if realized, would impact the effective tax rate.

In the next twelve months, the Company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of any possible tax audits and the expiration of certain statutes of limitations. Based on current information, the Company believes that the range of the reasonably possible change of the unrecognized tax benefits in the next twelve months is zero to $150,000, if realized, would impact the effective tax rate.

As of September 30, 2013, accrued interest and penalties included in the income tax liability amounted to approximately $693,000.  The Company recognizes accrued interest and penalties related to uncertain tax positions in the income tax provision.

As of September 30, 2013, the income tax liabilities included in the Company’s consolidated balance sheets all relate to the Company’s Canadian subsidiary and include $150,000 in net uncertain tax positions, $693,000 in interest and penalties for the uncertain tax positions and $233,000 in withholding tax liability on an anticipated liquidating dividend arising on liquidation of the Canadian subsidiary for a total of $1,076,000.  For the year ended

September 30, 2013, the net tax benefit of approximately $675,000 related to the Canadian entity, including interest expense and penalties in the statement of comprehensive (loss), was primarily driven by the negotiation with the Ontario Ministry of Finance on a tax refund sought by the Company in connection with Notices of Objection filed for the tax years ended September 30, 2000 and 2001.  The Company received the refund check for approximately $753,000 during November 2013.  For the year ended September 30, 2012, the net tax benefit of approximately $1,279,000 related to the Canadian entity, including interest expense and penalties in the statement of comprehensive (loss), was primarily driven by the negotiation with the CRA on a tax refund sought by the Company in connection with Notices of Objection filed for the tax years ended September 30, 2000 and 2001.  The Company received the federal assessment and federal refund check for approximately $1,357,000 during the quarter ended September 30, 2012.

Note 5 – Equity Investments

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, who manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  Realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement.  Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in certain of the Company’s equity securities at a set percentage. The Company has received approximately $71,042,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $12,779,000 in management fees and sharing through September 30, 2013. Management fees are expensed when incurred and realized gains on the sale of Equity Investments are reduced by sharing amounts under the management agreement.

Marketable equity investments:

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss). At September 30, 2013, the Company did not own any shares in publicly-traded companies within Equity Investments as presented on the balance sheet.  However, the Company holds a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.  The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Realized gains, net of sharing, are included in revenue in the consolidated statements of comprehensive (loss). During the fiscal year ended September 30, 2013, the Company received $112,000 in proceeds (after sharing) and realized a gain of $112,000 on the sale of marketable equity securities.

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Investments when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company’s equity investments in private companies was $697,000 at September 30, 2013 and 2012.

There were no write-downs of equity securities in the fiscal years ended September 30, 2013 and 2012.

Note 6 - Common Stock

As of September 30, 2013, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

The Company’s Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

	Year ended September 30,
	2013	2012
Average common shares issued	4,200	4,200
Average common shares retired	(171)	(171)
	4,029	4,029
Net (loss) to common stockholders	$ (1,175)	$ (449)
Basic and diluted (loss) per common share	$ (0.29)	$ (0.11)

Note 7 - Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of September 30, 2013 and 2012.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

	September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$26,845,000	$0	$0	$26,845,000
Certificates of deposit	0	4,340,000	0	4,340,000
Equity investments (A)	0	0	8,875,000	8,875,000
Assets held in trust for deferred compensation plan (B)	490,000	0	0	490,000
Total	$27,335,000	$4,340,000	$8,875,000	$40,550,000

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$28,591,000	$0	$0	$28,591,000
Certificates of deposit	0	4,496,000	0	4,496,000
Equity investments (A)	0	0	5,166,000	5,166,000
Assets held in trust for deferred compensation plan (B)	496,000	0	0	496,000
Total	$29,087,000	$4,496,000	$5,166,000	$38,749,000

(A)        Equity investments are made up of stock in three privately held companies.

(B)        Assets held in trust for deferred compensation plan are made up of bonds, equity and money market funds that are actively traded.

These assets are held in a Rabbi Trust for the benefit of deferred employee compensation not available for distribution under the Plan.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the years ended September 30, 2013 and 2012 is as follows:

	Fair Value September 30, 2012	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2013
Level 3 only Equity investments	$5,166,000	$ (112,000)	$3,821,000	$0	$ 0	$0	$ 0	$8,875,000

	Fair Value September 30, 2011	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2012
Level 3 only Equity investments	$2,145,000	$ (28,000)	$2,887,000	$ 0	$ 162,000	$ 0	$ 0	$5,166,000

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

Equity investments in private companies consist primarily of small investments in approximately three private companies.  Preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements.  The carrying value of equity investments in private companies is $697,000 and the fair market value measured using Level 3 inputs is $8,875,000, net of sharing.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies was determined in consultation with Windspeed based on the market approach, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of September 30, 2013, the total portfolio of three companies which has an estimated fair market value of $8,875,000 is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 93% of such value is in one individual company.

Note 8 – Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2013 and 2012, are as follows (in thousands except per share data):

	Quarter ended
	December 31,		March 31,		June 30,		September 30,
	2012	2011	2013	2012	2013	2012	2013	2012

Total revenue	$ 142	$ 133	$ 26	$ 211	$ 7	$(90)A	$ 25	$ 208

Net earnings (loss)	$ (593)	$(575)	$ (555)	$ 351	$ (349)	$ (629)	$ 322	$ 404
Basic and diluted earnings (loss) per common share	$(0.15)	$(0.14)	$(0.14)	$0.09	$(0.08)	$(0.16)	$0.08	$ 0.10

(A)       Total negative revenue in the quarter ended June 30, 2012 was driven by foreign exchange loss due to fluctuating foreign exchange rates.

Note 9 - Other Financial Information

Legally restricted cash represents cash and cash equivalents that are cash and cash equivalents held in escrow or in similar accounts to ensure indemnification obligations of the Company.

Legally restricted cash is comprised of the following (in thousands):

	September 30, 2013	September 30, 2012

Indemnification reserve	4,000	4,000
Other escrows	0	341
	$4,000	$4,341

The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  Other escrows included a bank guaranty held in the

Netherlands as of September 30, 2012 for which the Company received the related funds during the quarter ended September 30, 2013.

As of September 30, 2013, Assets held in trust for deferred compensation plan totaled $490,000. To conform to the current period presentation, the prior period amount has been reclassified from Cash-legally restricted to Assets held in trust for deferred compensation plan.

Other liabilities consist of the following (in thousands):

	September 30, 2013	September 30, 2012
Accrued compensation	$1,304	$1,221
CDRs	11,306	11,339
Other liabilities	168	501
	$12,778	$13,061

The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s Bankruptcy court approved compensation plans.

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, and other expected cash inflows in excess of book value, including estimated future interest income, estimated recoveries and the potential net distributions from the Litigation Trust for which estimates are currently not determinable.    See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties Inherent in the CDR Liability Calculation”.

Other liabilities as of September 30, 2012 included an accrued contingent liability of approximately $340,000 related to a bank guaranty asset held in the Netherlands.  The Company has received those funds during the fiscal year ended September 30, 2013.

Note 10 - Operations by Geographic Areas

The following table presents total revenue by geographic location based on the location of the Company’s offices (in thousands):

	Year ended September 30,
	2013	2012
North America	$200	$ 436
Europe	0	26
	$200	$ 462

The gain in Europe during the year ended September 30, 2012 is the result of foreign exchange gain of a net asset denominated in Euros.   As of the year ended September 30, 2013, all revenue and assets are in North America.

The following table presents total assets and cash by geographic location based on the location of the Company’s offices as of September 30 (in thousands):

	2013		2012
	Total Assets	Cash and Cash Equivalents and Short-term Investments	Total Assets	Cash and Cash Equivalents and Short-term Investments

North America	$38,304	$36,011	$ 39,430	$ 38,343
Europe	0	0	339	339
Total	$38,304	$36,011	$ 39,769	$ 38,682

Note 11 - Subsequent Events

The Company has resolved the final outstanding item in order to request a release of the remaining funds held in an indemnity escrow related to its 2002 sale of its business in France.  The request for the release of the funds was submitted to the purchaser on November 21, 2013.  If the Company is successful in its request, the Company anticipates the receipt of the funds in the near future.  However, the amount of funds that could be received cannot currently be determined.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, management believes that, as of September 30, 2013, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Pursuant to the Securities and Exchange Commission’s exemption of smaller reporting companies, the Company is permitted to provide only management’s report in the annual report.

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

Sole Officer and Director

Randolph I. Thornton (Age 68 - Director since August 2002)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2013.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	All Other Compensation($) Note (1)	Total ($)
Randolph I. Thornton	2013	--	101,400	101,400
Chief Executive Officer,	2012	--	87,700	87,700
President and Secretary	2011	--	125,500	125,500

(1)              Amount reflects total payments earned by Mr. Thornton pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal year 2013. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal year 2013. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

The Disbursing Agent’s compensation for the fiscal year ended September 30, 2013 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in fiscal year 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

The following table reflects the number of shares of Common Stock beneficially owned on December 3, 2013 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

Stockholders Owning at least 5 percent of the Company’s Common Stock

Name and Address		Shares Beneficially Owned	Percent of Class
Berkshire Hathaway, Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	(1)	1,538,377	38.18%
Davidson Kempner Partners 885 Third Avenue New York, New York 10022	(2)	946,785	23.50%
Horizon Kinetics LLC 470 Park Avenue South 4th Floor South, New York, NY, 10016	(3)	279,915	6.95%
Haphazard Investors LLC 141 Heather Lane Mill Neck, NY 11765	(4)	371,401	9.22%
Firefly Value Partners, LP 601 West 26th Street, Suite 1520 New York, NY 10001	(5)	213,166	5.3%

(1)

The information with respect to 1,538,377 shares of Common Stock beneficially owned by Berkshire Hathaway, Inc. is based on its Form 13F for the period ended December 31, 2011, filed with the SEC on February 14, 2012.

(2)

The information with respect to 946,785 shares of Common Stock beneficially owned by Davidson Kempner Partners is based on a Report on its amended Schedule 13G, dated and filed with the SEC on February 14, 2006.

(3)	The information with respect to 279,915 shares of Common Stock beneficially owned by Horizon Kinetics LLC is based on a Report on its Schedule 13G, dated and filed with the SEC on January 24, 2013.

(4)

The information with respect to 371,401 shares of Common Stock beneficially owned by Haphazard Investors LLC is based on a Report on its amended Schedule 13G, dated and filed with the SEC on January 29, 2013.

(5)

The information with respect to 213,166 shares of Common Stock beneficially owned by Firefly Value Partners, LP is based on a Report on its Schedule 13G, dated and filed with the SEC on October 3, 2013.

Common Stock Owned by Directors and Executive Officers

Mr. Thornton (who is the Company’s sole officer and director) does not beneficially own any shares of the Company’s common stock in the Company as of December 3, 2013. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee of the Board of Directors

The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal year 2013. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the fiscal year 2013. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on NASDAQ.

One of Mr. Thornton’s primary responsibilities is to provide oversight of the integrity of the Company’s financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and has reviewed and discussed with the independent auditors the matters required to be discussed by applicable auditing standards adopted by the Public Company Accounting Oversight Board.  In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, consistent with Independence Standards Board Standard Number 1, Independence Discussions with Audit Committees. Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors’ objectivity and independence. Mr. Thornton has also considered whether the provision of non-audit services by the independent auditors to the Company for the most recent fiscal year and the fees and costs billed and expected to be billed by the independent auditors for those services are compatible with maintaining their independence.

Based on the review and discussions described in this report, Mr. Thornton determined that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, for filing with the SEC.

This report is submitted on behalf of the Audit Committee:

Randolph I. Thornton

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by KPMG LLP (“KPMG”), the Company’s principal accountant, for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2013 and September 30, 2012 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2013	2012
Audit Fees (1)	$175,310	$193,000
Audit Related Fees	0	0
Tax Fees (2)	0	0
All Other Fees	0	0
Total	$175,310	$193,000

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

Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Pursuant to its charter, the Audit Committee of the Company’s Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between the Company and its independent auditors. Mr. Thornton, as sole director and Initial Disbursing Agent, has assumed that responsibility. KPMG’s engagement to conduct the audit of the Company was approved by the Audit Committee. Additionally, each permissible non-audit engagement or relationship between the Company and KPMG has been reviewed and approved by the Audit Committee, as provided in its charter.

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

10.6	Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of

Exhibit No.	Description of Exhibit

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

10.8

Second Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.9

Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.10

Third Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of March 16, 2009, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated March 19, 2009, as filed with the Commission on March 19, 2009, File No. 0-49968)

10.11

Fourth Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 5, 2011, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC, Comdisco Ventures Fund B, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated April 5, 2011, as filed with the Commission on April 7, 2011, File No. 0-49968)

10.12

Fifth Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, effective February 21, 2013, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC, Comdisco Ventures Fund B, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 10-Q dated February 14, 2013, as filed with the Commission on February 14, 2013, File No. 0-49968)

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

101.INS**	Instance document (Filed herewith).
101.SCH**	Schema document (Filed herewith).
101.CAL**	Calculation linkbase document (Filed herewith).
101.LAB**	Labels linkbase document (Filed herewith).
101.PRE**	Presentation linkbase document (Filed herewith).
101.DEF**	Definition linkbase document (Filed herewith).

* Management contract or compensatory plan or arrangement.

** Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMDISCO HOLDING COMPANY, INC.

Dated: December 11, 2013	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2013.

SIGNATURE		DATE

By:	/s/ Randolph I. Thornton	December 11, 2013
Name:	Randolph I. Thornton
Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director