Form 10-Q
period 2013-12-31
COMDISCO HOLDING CO INC
filed 2014-02-14
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on January 31, 2014.

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

Comdisco Holding Company, Inc.

Consolidated Statements of Comprehensive Income (Loss) – Three months ended December 31, 2013 and 2012

(Unaudited)

(in thousands, except per share data)

	Three months ended December 31,
	2013	2012
Revenue
Gain on sale of equity investments	$2	$112
Interest income	28	30

Total revenue	30	142

Costs and expenses
Selling, general and administrative	662	629
Contingent Distribution Rights	399	58
Foreign exchange loss	161	53
Bad debt recoveries	(29)	(17)

Total costs and expenses	1,193	723

Net loss before income taxes	(1,163)	(581)
Income tax expense	56	12

Net loss	(1,219)	(593)

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,612	0

Other comprehensive income	1,612	0
Comprehensive income (loss)	$393	$(593)

Basic and diluted net loss per common share	$(0.30)	$(0.15)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Balance Sheets – December 31, 2013 (Unaudited) and September 30, 2013

(in thousands, except share data)

	December 31, 2013	September 30, 2013
ASSETS
Cash and cash equivalents	$27,822	$27,671
Cash – legally restricted	4,000	4,000
Short-term investment	4,184	4,340
Equity investments	2,314	697
Income tax receivable	0	753
Assets held in trust for deferred compensation plan	491	490
Other assets	312	353
Total assets	$39,123	$38,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$84	$88
Income taxes payable	1,090	1,076
Other liabilities:
Accrued compensation	1,321	1,304
Contingent Distribution Rights	11,705	11,306
Other liabilities	168	168
Total other liabilities	13,194	12,778
Total liabilities	14,368	13,942
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at December 31, 2013 and September 30, 2013	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	1,615	3
Accumulated deficit	(5,344)	(4,125)

Total stockholders’ equity	24,755	24,362
	$39,123	$38,304

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows – Three months ended December 31, 2013 and 2012 (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2013	2012

Cash flows from operating activities:
Equity investment proceeds net of sharing	$2	$112
Bad debt recoveries, interest and other revenue	34	28
Selling, general and administrative expenses	(593)	(551)
Income tax net receipts	731	0

Net cash provided by (used in) operating activities	174	(411)

Effect of exchange rates on cash and cash equivalents	(23)	(8)

Net increase (decrease) in cash and cash equivalents	151	(419)
Cash and cash equivalents at beginning of period	27,671	29,349

Cash and cash equivalents at end of period	$27,822	$28,930

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows (Unaudited) - Continued

(in thousands)

	Three Months Ended December 31,
	2013	2012
Reconciliation of net loss to net cash provided by (used in) operating activities:

Net loss	$(1,219)	$(593)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Taxes payable and other tax balances	56	12
Change in Canadian income tax receivables/payables	731	0
Contingent Distribution Rights	399	58
Receivables	(16)	(17)
Selling, general and administrative expenses	69	54
Other, including foreign exchange	154	75

Net cash provided by (used in) operating activities	$174	$(411)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2013

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  Capitalized terms used but not defined in this Quarterly Report on Form 10-Q have the meanings as defined in the Company’s First Amended Joint Plan of Reorganization (the “Plan”).

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

Litigation Trust:  In February 1998, pursuant to Comdisco, Inc.’s Shared Investment Plan (the “SIP”), 106 employees (the “SIP Participants”) took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”).  The Company and the SIP Lenders subsequently reached a settlement on the Guaranty that was approved by the Bankruptcy court on December 9, 2004.  The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the sixty-nine SIP Participants who did not take advantage of the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

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

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013 and set a pretrial conference on August 29, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On October 15, 2013, the judge set an initial post-trial briefing schedule, which was amended on December 17, 2013 to establish January 24, 2014 as the date Joint Submission of Facts are to be filed, February 7, 2014 as the date for opening post trial briefs, February 28, 2014 as the date for response briefs to be filed and April 16, 2014 as the date for Oral Arguments.  On January 27, 2014, the Joint Submission of Facts was filed.  On January 30, 2014, the judge amended the post-trial briefing schedule and set February 21, 2014 for opening briefs to be filed and set March 14, 2014 for responsive briefs to be filed.

State SIP Lawsuits: The Litigation Trust filed summary judgments against all of the SIP Participants who are defendants in the state cases (the “State SIP Defendants”, and, together with the Federal SIP Defendants, the “SIP Defendants”). Three of the State SIP Defendants filed Cross Motions for Summary Judgment.  A hearing in the Circuit Court of Cook County on all of the summary judgment motions in the state cases was held on May 12, 2010, and the judge granted the summary judgments in favor of the Litigation Trust and denied the various motions for summary judgment filed by the State SIP Defendants.

On January 25, 2013, Judge Tailor set:  March 1, 2013 as the deadline for served and pending discovery; the expert discovery cut-off date as May 31, 2013; and, a trial date for August 5 through 23, 2013.  On July 11, 2013, an agreed order was entered changing the trial date to August 12, 2013.

All but one State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the “Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  At the status hearing on November 19, 2013, the judge set the next status hearing for April 29, 2014.

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).  During the quarter ended December 31, 2013, the Litigation Trust reached one settlement, which leaves the total number of promissory notes settled or otherwise resolved by the Litigation Trust at forty-one.

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

The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2014.

These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2013 included in the Annual Report on Form 10-K, as filed with the SEC on December 11, 2013.

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

3.   Equity Investments

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, who manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  Realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement.  Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in certain of the Company’s equity securities at a set percentage. The Company has received approximately $71,042,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $12,779,000 in management fees and sharing through December 31, 2013. Management fees are expensed when incurred and realized gains on the sale of Equity Investments are reduced by sharing amounts under the management agreement.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss).  At December 31, 2013, the Company owned shares in Concur Technologies, Inc. (“Concur”) within Equity Investments as presented on the balance sheet in the amount of approximately $1,617,000.  These shares were uncovered in the quarter ended December 31, 2013 by the Company’s independent third party asset recovery firm.  On February 12, 2014, the Company received the net cash proceeds for the sale of the Concur shares in the amount of approximately $1,589,000.

In addition, the Company holds a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.

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

4.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, the State of Illinois and Canada.

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2010 through September 30, 2012.

The Company’s Canadian subsidiary, Comdisco Canada Limited (“CCL”), has completed the resolution of several tax matters with federal and provincial tax authorities in Canada.  During the fiscal year ended September 30, 2013, the Company completed final negotiations with the Ontario Ministry of Finance related to its Notices of Objection filed for the tax years ended September 30, 2000 and 2001 and recognized the resulting tax benefit.  During the quarter ended December 31, 2013, CCL received tax refunds totaling approximately $733,000 from Ontario and paid a tax liability of $2,000 to the provincial government of Alberta, Canada.  The Company has commenced the liquidation of CCL.

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

Uncertain Tax Positions:

As of December 31, 2013, the income tax liabilities included in the Company’s consolidated balance sheets all relate to CCL and include $144,000 in net uncertain tax positions, $679,000 in interest and penalties for the uncertain tax positions and $267,000 in withholding tax liability on an anticipated liquidating distribution arising on liquidation of CCL for a total of $1,090,000.

5.   Stockholders’ Equity

As of December 31, 2013, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance at September 30, 2013	$70	$28,414	$3	$(4,125)	$24,362
Comprehensive income (loss)
Net loss				(1,219)	(1,219)
Other comprehensive income			1,612		1,612

Balance at December 31, 2013	$70	$28,414	$1,615	$(5,344)	$24,755

6.  Other Financial Information

The Company holds legally restricted cash in the amount of $4,000,000 as of December 31, 2013 and September 30, 2013 which is an indemnification reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.

Other liabilities consist of the following (in thousands):

	December 31, 2013	September 30, 2013
Accrued compensation	$1,321	$1,304
CDRs	11,705	11,306
Other liabilities	168	168
	$13,194	$12,778

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

Other liabilities include an accrued VAT liability of approximately $168,000 for a foreign jurisdiction.

7.   Financial Information by Geographic Area

Since the year ended September 30, 2013, all revenues generated and assets held are in North America.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of the period ending December 31, 2013 and the year ending September 30, 2013.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

	December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$26,550,000	$0	$0	$26,550,000
Certificates of deposit	0	4,184,000	0	4,184,000
Equity investments (A)	1,617,000	0	8,875,000	10,492,000
Assets held in trust for deferred compensation plan (B)	491,000	0	0	491,000
Total	$28,658,000	$4,184,000	$8,875,000	$41,717,000

	September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$26,845,000	$0	$0	$26,845,000
Certificates of deposit	0	4,340,000	0	4,340,000
Equity investments (A)	0	0	8,875,000	8,875,000
Assets held in trust for deferred compensation plan (B)	490,000	0	0	490,000
Total	$27,335,000	$4,340,000	$8,875,000	$40,550,000

(A)        Equity investments Level 1 include stock in one public company and Level 3 includes stock in three privately held companies.

(B)        Assets held in trust for deferred compensation plan are made up of bonds, equity and money market funds that are actively traded.

These assets are held in a Rabbi Trust for the benefit of deferred employee compensation and are not available for distribution under the Plan.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the period ended December 31, 2013 and the year ended September 30, 2013 is as follows:

	Fair Value September 30, 2013	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value December 31, 2013
Level 3 only Equity investments	$8,875,000	$(0)	$0	$0	$0	$0	$0	$8,875,000

	Fair Value September 30, 2012	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2013
Level 3 only Equity investments	$5,166,000	$ (112,000)	$3,821,000	$ 0	$ 0	$ 0	$ 0	$8,875,000

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

Equity investments in private companies consist primarily of small investments in three private companies.  Preferred stock investments are carried at the lower of cost or fair market value in the Company’s financial statements.  The carrying value of equity investments in private companies is $697,000 and the fair market value measured using Level 3 inputs is $8,875,000, net of sharing.  These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies was determined in consultation with Windspeed based on the market approach, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of December 31, 2013, the total portfolio of three companies which has an estimated fair market value of $8,875,000 is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 93% of such value is in one individual company.

9.   Subsequent Events

During the month ended January 31, 2014, the Company redeemed its certificate of deposit held in Canada in anticipation of the liquidation of CCL.  The amount of the redemption on January 22, 2014 was approximately $4,112,000.

As discussed in Note 3, on February 12, 2014, the Company received the net cash proceeds for the sale of the Concur shares in the amount of approximately $1,589,000.

As of the date of this filing, CCL is in the process of initiating the liquidating distribution to the Company.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of the date of this filing, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence on August 12, 2002.  Several consultants periodically assist the Company on a consulting basis.

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

The Company’s operations continued to wind-down during the three months ended December 31, 2013. The Company’s assets at December 31, 2013 consisted primarily of cash and cash-equivalents, short-term investments and equity securities. The timing of the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities will provide future but diminishing cash flows in excess of the current carrying value of these assets. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds common stock and preferred stock in other companies (the “Equity Investments”). The Company carries its private companies at the lower of cost or estimated fair market value in its financial statements. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies.” It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the $697,000 carrying amount reflected in the financial statements as of December 31, 2013.  The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004, who manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  Realized gains on the sale of equity securities continue to be reduced by sharing amounts under the management agreement.  Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in certain of the Company’s equity securities at a set percentage.

The Company estimates that the realizable value for its Equity Investments in private companies, net of sharing with Windspeed (see table below), at December 31, 2013 is approximately $8,875,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments.  Furthermore, as of December 31, 2013, the total portfolio of three companies, which has an estimated fair market value of approximately

$8,875,000, is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 93% of such value is in one individual company.

The following table summarizes the changes in the estimated value of the Company’s Equity Investments since September 30, 2013 (in thousands):

	Public Companies (1) (2)	Private Companies (2) (3)
September 30, 2013 estimated realizable value	$0	$8,875
Increase in unrealized estimated value	1,617	0

December 31, 2013 estimated realizable value	$1,617	$8,875

(1)  Carrying value of public companies for financial statements is market value. See Note 3 of Notes to Consolidated Financial Statements.

(2)  Net of sharing with asset recovery firm.

(3)  Carrying value of private companies for financial statements is the lower of cost or fair value, or approximately $697,000.

(4)  Net of sharing with Windspeed under the extended management agreement.

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

•       Equity Investments In Private Companies:  Equity investments in private companies consist primarily of small investments in three private companies. The Company carries its preferred stock investments in private companies at the lower of cost or estimated fair market value in the financial statements. The Company, in consultation with Windspeed, regularly estimates the value of investments in private companies and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At December 31, 2013, the carrying value of the Company’s equity investments in private companies was approximately $697,000, and the estimated fair market value was approximately $8,875,000.

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

Recent Developments

Outstanding Escrow

During the quarter ended December 31, 2013, the Company resolved the final outstanding item in order to request a release of the remaining funds held in an indemnity escrow related to its 2002 sale of its business in France.  The request for the release of the funds was submitted to the purchaser.  If the Company is successful in its request, the Company anticipates the receipt of the funds in the near future.  However, the amount of funds that could be received cannot currently be determined.

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

Results of Operations

Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

Revenue

Changes in total revenue for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 were as follows (in thousands):

	Three months ended December 31,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change
Gain on sale of equity and warrant securities	$ 2	$ 112	(98)%	Equity securities, which are managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Interest income	28	30	(7)%	Interest earned on cash balances.

Total revenue	$ 30	$ 142	(79)%

(A)       There were slightly higher gains on sale of equity holdings for the quarter ended December 31, 2012 due to the receipt of an escrow as compared to liquidations of positions held in the quarter ended December 31, 2013.

Costs and Expenses

Changes in total costs and expenses for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 were as follows (in thousands):

	Three months ended December 31,		Percent Increase
	2013	2012	(Decrease)	Explanation of Change
Selling, general and administrative	$ 662	$ 629	5%	(A)
Contingent Distribution Rights	399	58	+100%	(B)
Foreign exchange loss	161	53	+100%	(C)
Bad debt recoveries	(29)	(17)	71%	(D)
Total costs and expenses	$ 1,193	$ 723	65%

(A)       SG&A expense in the quarter ended December 31, 2013 had slightly higher travel and related expenses as compared to the quarter ended December 31, 2012.

(B)       The CDR expense in the quarter ended December 31, 2013 is primarily the result of an increase in equity investments offset partially by higher future expenses and the impact of foreign exchange loss in the quarter.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

(C)       Foreign exchange loss primarily relates to the strengthening of the U.S. dollar in the current quarter against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in that currency.

(D)       The recoveries received during the quarter ended December 31, 2013 were slightly higher than the quarter ended December 31, 2012.

Income Taxes

The Company recorded no U.S. federal income tax expense for the three months ended December 31, 2013 and December 31, 2012.

The Company recorded approximately $56,000 of income tax expense for CCL for the three months ended December 31, 2013, which included a $43,000 increase in the withholding tax liability on an anticipated liquidating distribution arising on liquidation of CCL.  The Company recorded approximately $12,000 of income tax expense for CCL for the three months ended December 31, 2012.

CCL has completed the resolution of several tax matters with federal and provincial tax authorities in Canada.  During the fiscal year ended September 30, 2013, the Company completed final negotiations with the Ontario Ministry of Finance related to its Notices of Objection filed for the tax years ended September 30, 2000 and 2001 and recognized the resulting tax benefit.  During the quarter ended December 31, 2013, CCL received tax refunds totaling approximately $733,000 from Ontario and paid a tax liability of $2,000 to the provincial government of Alberta, Canada.  The Company has commenced the liquidation of CCL.

Net loss

Net loss was approximately ($1,219,000), or ($0.30) per share-basic and diluted, for the three months ended December 31, 2013, compared to a net loss of approximately ($593,000), or ($0.15) per share-basic and diluted, for the three months ended December 31, 2012.

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

At December 31, 2013, the Company had unrestricted cash and cash equivalents of approximately $27,822,000, which represents an increase of approximately $151,000 compared to September 30, 2013.  Net cash provided by operating activities for the three months ended December 31, 2013 was approximately $174,000.  The effect of exchange rate changes on cash balances held in foreign currencies was a decrease in cash and cash equivalents of approximately $23,000 for the three months ended December 31, 2013.

During the three months ended December 31, 2013, approximately $2,000 in proceeds were generated from the equity portfolios and approximately $34,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $593,000 (principally professional services and employee compensation).  The Company received net tax refunds of approximately $731,000 from its Canadian subsidiary.

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

Dividends

There were no dividends paid during the quarter ended December 31, 2013. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 31, 2013, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,846 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended December 31, 2013.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                        CONTROLS AND PROCEDURES

(a)                                 Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.               RISK FACTORS RELATING TO THE COMPANY

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on December 11, 2013.

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

COMDISCO HOLDING COMPANY, INC.

Dated: February 14, 2014	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)