Form 10-Q
period 2014-06-30
COMDISCO HOLDING CO INC
filed 2014-08-12
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes [  ] No [X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on July 30, 2014.

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

Comdisco Holding Company, Inc.

Consolidated Statements of Comprehensive Income (Loss) – Three and nine months ended June 30, 2014 and 2013 (Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Revenue
Gain on sale of equity and warrant securities	$0	$0	$1,590	$112
Miscellaneous income	0	0	100	0
Interest income	11	7	54	63

Total revenue	11	7	1,744	175

Costs and expenses

Selling, general and administrative	575	206	1,925	1,528
Contingent Distribution Rights	(827)	87	(141)	27
Foreign exchange loss	0	112	312	248
Bad debt recoveries	(421)	(59)	(463)	(163)

Total costs and expenses	(673)	346	1,633	1,640

Net earnings (loss) before income taxes	684	(339)	111	(1,465)
Income tax expense (benefit)	51	10	(552)	32

Net earnings (loss)	633	(349)	663	(1,497)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities:
Unrealized holding gains arising during the period	2	3	1,587	3
Reclassification adjustment for gains included in earnings	0	0	(1,588)	0

Other comprehensive income (loss)	2	3	(1)	3
Comprehensive income (loss)	$635	$(346)	$662	$(1,494)

Basic and diluted earnings (loss) per common share	$0.16	$(0.08)	$0.16	$(0.37)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Balance Sheets – June 30, 2014 (Unaudited) and September 30, 2013

(in thousands, except share data)

	June 30, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$32,526	$27,671
Cash – legally restricted	4,000	4,000
Short-term investment	0	4,340
Equity investments	697	697
Income tax receivable	0	753
Assets held in trust for deferred compensation plan	503	490
Other assets	230	353
Total assets	$37,956	$38,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$90	$88
Income taxes payable	89	1,076
Other liabilities:
Accrued compensation	1,420	1,304
Contingent Distribution Rights	11,165	11,306
Other liabilities	168	168
Total other liabilities	12,753	12,778
Total liabilities	12,932	13,942
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at June 30, 2014 and September 30, 2013	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income	2	3
Accumulated deficit	(3,462)	(4,125)

Total stockholders’ equity	25,024	24,362
	$37,956	$38,304

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows – Nine months ended June 30, 2014 and 2013 (Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Equity investment proceeds net of sharing	$1,590	$112
Bad debt recoveries, interest and other revenue	613	244
Selling, general and administrative expenses	(1,695)	(1,770)
Income tax payments	(354)	0
Income tax receipts	733	0

Net cash provided by (used in) operating activities	887	(1,414)

Cash flows from investing activities:
Redemption of short –term investment	4,003	(55)

Net cash provided by (used in) investing activities	4,003	(55)

Effect of exchange rates on cash and cash equivalents	(35)	(30)

Net increase (decrease) in cash and cash equivalents	4,855	(1,499)
Cash and cash equivalents at beginning of period	27,671	29,349

Cash and cash equivalents at end of period	$ 32,526	$27,850

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows (Unaudited) - Continued

(in thousands)

	Nine Months Ended June 30,
	2014	2013
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:

Net earnings (loss)	$663	$(1,497)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Taxes payable and other tax balances	89	32
Change in Canadian income tax receivables/payables	(262)	0
Contingent Distribution Rights	(141)	27
Receivables	10	3
Selling, general and administrative expenses	230	(267)
Other, including foreign exchange	298	288

Net cash provided by (used in) operating activities	$887	$(1,414)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On December 17, 2013 the judge amended the post-trial briefing schedule with January 24, 2014 as the date Joint Submission of Facts were to be filed, February 7, 2014 as the date for opening post-trial briefs, February 28, 2014 as the date for response briefs to be filed and April 16, 2014 as the date for Oral Arguments.  On January 27, 2014, the Joint Summary of Trial Record and Testimony was filed.  On February 25 and 26, 2014, post-trial briefs were filed.  On March 26 and 27, 2014 responsive briefs were filed. The judge heard oral arguments on April 16, 2014 and took the matter under advisement and would alert the parties when he came to either a partial or complete decision.  As of the date of this filing, no ruling has been received from the judge.

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

The remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the “Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  On July 29, 2014, the judge set the next status hearing for September 30, 2014.

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).  During the quarter ended June 30, 2014, the Litigation Trust did not reach any settlements, which leaves the total number of promissory notes settled or otherwise resolved by the Litigation Trust at forty-one.

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

The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2014.

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

3.   Equity Investments

The Company’s estimate of the fair value of its private company investments (“Equity Investments”) was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group, who manages the Company’s Equity Investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s Equity Investments at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed February 2004 management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  Realized gains on the sale of Equity Investments continue to be reduced by sharing amounts under the management agreement.  Additionally, Windspeed shares in the net receipts from the sale of certain of the Company’s Equity Investments at a set percentage. The Company has received approximately $71,042,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $12,779,000 in management fees and sharing through June 30, 2014. Management fees are expensed when incurred and realized gains on the sale of Equity Investments are reduced by sharing amounts under the management agreement.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Net realized gains are included in revenue in the consolidated statements of operations.

Marketable equity securities:

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss).  At June 30, 2014, the Company did not own shares in any public company.

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

4.   Income Taxes

As of June 30, 2014, the Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois.  On May 20, 2014, the Company filed its final tax return in Canada.

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2011 through September 30, 2013.

During the nine months ended June 30, 2014, the Company’s Canadian subsidiary, Comdisco Canada Limited (“CCL”), was liquidated and paid a withholding tax to the Canada Revenue Agency (“CRA”) on the liquidating distribution arising in the amount of approximately $257,000.  The Company has filed its final Canadian tax return and received the final Notice of Assessment dated July 17, 2014 showing a zero balance.

Uncertain Tax Positions:

During the nine months ended June 30, 2014, the Company reversed income tax liabilities included in the Company’s consolidated balance sheets related to CCL of approximately $792,000.

5.   Stockholders’ Equity

As of June 30, 2014, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Stockholders’ equity consists of the following (in thousands):

	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance at September 30, 2013	$70	$28,414	$3	$(4,125)	$24,362
Comprehensive income (loss)
Net earnings				663	663
Other comprehensive (loss)			(1)		(1)

Balance at June 30, 2014	$70	$28,414	$2	$(3,462)	$25,024

6.  Other Financial Information

The Company holds legally restricted cash in the amount of $4,000,000 as of June 30, 2014 and September 30, 2013 which is an indemnification reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.

Other liabilities consist of the following (in thousands):

	June 30, 2014	September 30, 2013
Accrued compensation	$1,420	$1,304
CDRs	11,165	11,306
Other liabilities	168	168
	$12,753	$12,778

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of the period ending June 30, 2014 and the year ending September 30, 2013.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

	June 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$32,385,000	$0	$0	$32,385,000
Certificates of deposit (A)	0	0	0	0
Equity Investments (B)	0	0	10,268,000	10,268,000
Assets held in trust for deferred compensation plan (C)	503,000	0	0	503,000
Total	$32,888,000	$0	$10,268,000	$43,156,000

	September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$26,845,000	$0	$0	$26,845,000
Certificates of deposit (A)	0	4,340,000	0	4,340,000
Equity Investments (B)	0	0	8,875,000	8,875,000
Assets held in trust for deferred compensation plan (C)	490,000	0	0	490,000
Total	$27,335,000	$4,340,000	$8,875,000	$40,550,000

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

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the period ended June 30, 2014 and the year ended September 30, 2013 is as follows:

	Fair Value September 30, 2013	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value June 30, 2014
Level 3 only Equity Investments	$8,875,000	$ 0	$1,393,000	$ 0	$ 0	$ 0	$ 0	$10,268,000

	Fair Value September 30, 2012	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2013
Level 3 only Equity Investments	$5,166,000	$ (112,000)	$3,821,000	$ 0	$ 0	$ 0	$ 0	$8,875,000

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

Equity Investments consist primarily of preferred stock holdings in three private companies which are carried at the lower of cost or fair market value in the Company’s financial statements.  The carrying value of Equity Investments is $697,000 and the fair market value measured using Level 3 inputs is $10,268,000, net of sharing.  These Equity Investments are subject to significant volatility and are difficult to value. The fair value of the Company’s Equity Investments was determined in consultation with Windspeed based on the market approach, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value.  Furthermore, as of June 30, 2014, the total portfolio of three companies which has an estimated fair market value of $10,268,000 is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 94% of such value is in one individual company.

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

The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash, determined its final CDR liability after the resolution of the pending SIP litigation, resolved its final federal and state tax obligations, and made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan and completed all regulatory filings. At that point, the Company will cease operations.

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

The Company’s operations continued to wind-down during the nine months ended June 30, 2014. The Company’s assets at June 30, 2014 consisted primarily of cash and cash-equivalents and equity securities. The timing of the sale of equity securities is uncertain. The equity securities portfolio requires liquidity events before certain of these assets can be converted to cash. In addition, the Company, as a former lessor, has a few remaining leases in default whereby collection efforts are underway to support a recovery on those limited number of accounts. Receipts, if any, will be in excess of the respective carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds preferred stock in other private companies (the “Equity Investments”). The Company carries such Equity Investments at the lower of cost or estimated fair market value in its financial statements. Any write-downs in the carrying value of such Equity Investments are considered permanent for financial reporting purposes. See Note 3 of Notes to Consolidated Financial Statements and “Critical Accounting Policies.” It is management’s expectation that the amount ultimately realized on such Equity Investments will, in the aggregate, exceed the $697,000 carrying amount reflected in the financial statements as of June 30, 2014.

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

The Company estimates that the realizable value for its Equity Investments, net of sharing with Windspeed (see table below), at June 30, 2014 is approximately $10,268,000. However, there is no assurance as to the timing or the amount the Company will ultimately realize on such Equity Investments.  Furthermore, as of June 30, 2014, the total portfolio of three companies, which has an estimated fair market value of approximately $10,268,000, is subject to significant concentration risk, as follows: 99% of such value is in two individual companies, and approximately 94% of such value is in one individual company.

The following table summarizes the changes in the estimated value of the Company’s Equity Investments since September 30, 2013 (in thousands):

	Public Companies (1) (2)	Private Companies (3) (4)
September 30, 2013 estimated realizable value	$0	$8,875
Increase in net unrealized estimated value	1,588	1,393
Realized, net of fees	(1,588)	0

June 30, 2014 estimated realizable value	$0	$10,268

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

•                       Equity Investments In Private Companies:  Equity Investments consist primarily of preferred stock holdings in three private companies which are carried at the lower of cost or estimated fair market value in the financial statements. The Company, in consultation with Windspeed, regularly estimates the value of Equity Investments and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired.  All write-downs are considered permanent impairments for financial reporting purposes.  At June 30, 2014, the carrying value of the Company’s Equity Investments was approximately $697,000 and the estimated fair market value was approximately $10,268,000.

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

Recent Developments

Outstanding Escrow

During the quarter ended December 31, 2013, the Company resolved the final outstanding item in order to seek a release of the remaining funds held in an indemnity escrow related to a 2002 sale of its business in France and requested the release of the funds by the purchaser.  The Company made requests of the purchaser to release the funds, but no response was received during the quarter ended March 31, 2014.  On April 11, 2014, the Company received notification that the purchaser would satisfy the obligation.  On April 22, 2014, the Company received $411,000 in full satisfaction of the escrow.

Proceeds from Sale of Investment

The Company entered into an agreement to sells its debt and equity positions on March 31, 2014 and April 1, 2014, respectively, in an investment in India that was previously written off.  The Company received approximately $100,000 during the quarter ended June 30, 2014.

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

Results of Operations

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Revenue

Changes in total revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were as follows (in thousands):

	Three months ended June 30,
	2014	2013	Increase (Decrease)	Explanation of Change
Interest income	$11	$7	$4	Interest earned on cash balances.

Total revenue	$11	$7	$4

Costs and Expenses

Changes in total costs and expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were as follows (in thousands):

	Three months ended June 30,		Increase
	2014	2013	(Decrease)	Explanation of Change
Selling, general and administrative	$575	$206	$369	(A)
Contingent Distribution Rights	(827)	87	(914)	(B)
Foreign exchange loss	0	112	(112)	(C)
Bad debt recoveries	(421)	(59)	(362)	(D)
Total costs and expenses	$(673)	$346	$(1,019)

(A)       SG&A expense in the quarter ended June 30, 2013 included the reversal of $340,000 for an accrued liability for a bank guaranty in The Netherlands.

(B)       The reduction in CDR expense in the quarter ended June 30, 2014 is primarily the result of higher estimated future SG&A expenses due to: the delay in realizing on certain Equity Investments; the need to reach closure on outstanding and anticipated state and federal taxes; and, the lack of final resolution of the SIP Litigation, all of which are needed to determine the ultimate CDR liability.  The increase in CDR expense in the quarter ended June 30, 2013 was primarily the result of the reduction in the bank guaranty accrued liability in that quarter that increased the CDR liability.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for more information.

(C)       Foreign exchange loss in the quarter ended June 30, 2013 related to the strengthening of the U.S. dollar in that quarter against the Canadian Dollar as the Company’s foreign subsidiaries held monetary assets denominated in Canadian dollars in that quarter.  As of June 30, 2014, the Company no longer has assets denominated in Canadian dollars.

(D)       The recoveries received during the quarter ended June 30, 2014 were primarily the result of the receipt of a final outstanding indemnity escrow related to a 2002 sale of its business in France.

Income Taxes

The Company recorded approximately $51,000 in U.S. federal income and Illinois state tax expense for the three months ended June 30, 2014, driven by the Federal Alternative Minimum Tax and state tax impact on the bad debt recoveries.  The Company recorded no U.S. federal income tax expense for the three months ended June 30, 2013.

The Company recorded no income tax expense for the Company’s Canadian subsidiary, Comdisco Canada Limited (“CCL”) for the three months ended June 30, 2014.  The Company recorded approximately $10,000 of income tax expense for CCL for the three months ended June 30, 2013.

Net earnings (loss)

Net earnings were approximately $633,000, or $0.16 per share-basic and diluted, for the three months ended June 30, 2014, compared to a net loss of approximately $349,000, or ($0.08) per share-basic and diluted, for the three months ended June 30, 2013.

Nine Months Ended June 30, 2014 Compared to the Nine Months Ended June 30, 2013

Revenue

Changes in total revenue for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 were as follows (in thousands):

	Nine months ended June 30,		Increase
	2014	2013	(Decrease)	Explanation of Change

Gain on sale of equity and warrant securities	$1,590	$112	$1,478	Equity securities, which are primarily managed by Windspeed, represent the principal remaining revenue generating asset. See “Overview” for additional information. (A)
Miscellaneous income	100	0	100	(B)
Interest income	54	63	(9)	Interest earned on cash balances.
Total revenue	$1,744	$175	$1,569

(A)       The gain on sale of equity holdings for the nine months ended June 30, 2014 was the result of the Company’s sale of its shares of Concur Technologies, Inc. compared to fewer liquidations of equity holdings in the nine months ended June 30, 2013.

(B)       Miscellaneous income recorded in the nine months ended June 30, 2014 was from the sale of an investment in India that was previously written off.

Costs and Expenses

Changes in total costs and expenses for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 were as follows (in thousands):

	Nine months ended June 30,		Increase
	2014	2013	(Decrease)	Explanation of Change
Selling, general and administrative	$1,925	$1,528	$397	(A)
Contingent Distribution Rights	(141)	27	(168)	(B)
Foreign exchange loss	312	248	64	(C)
Bad debt recoveries	(463)	(163)	(300)	Collections and recoveries. (D)
Total costs and expenses	$1,633	$1,640	$(7)

(A)       SG&A expense in the nine months ended June 30, 2013 included the reversal of $340,000 for an accrued liability for a bank guaranty in The Netherlands.

(B)       The reduction in CDR expense in the nine months ended June 30, 2014 is primarily the result of higher estimated future SG&A expenses due to: the delay in realizing on certain Equity Investments; the need to reach closure on outstanding and anticipated state and federal taxes; and, the lack of final resolution of the SIP Litigation, all of which are needed to determine the ultimate CDR liability and the impact of foreign exchange loss and U.S. tax expense in the nine months offset partially by: the gain on sale of equity investments, the reversal of income tax liabilities related to CCL and the receipt of the escrow funds.  The increase in CDR expense in the nine months ended June 30, 2013 was primarily the result of the reduction in the bank guaranty accrued liability that increased the CDR liability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” for a discussion of the potential liability from any future recoveries and distributions by the litigation trustee.

(C)       Foreign exchange loss primarily related to the strengthening of the U.S. dollar against the Canadian Dollar in the nine months ended June 30, 2014 as the Company’s foreign subsidiaries held monetary assets denominated in Canadian dollars.  As of June 30, 2014, the Company no longer has assets denominated in Canadian dollars.

(D)       The recoveries received during the nine months ended June 30, 2014 included the receipt of a final outstanding indemnity escrow related to a 2002 sale of its business in France.

Income taxes

The Company recorded approximately $184,000 in U.S. federal income and Illinois state tax expense for the nine months ended June 30, 2014, driven by the Federal Alternative Minimum Tax and state tax impact on the sale of the investment in India, gain on sale of investments and bad debt recoveries.  The Company recorded no U.S. federal income tax expense for the nine months ended June 30, 2013.

The Company recorded approximately $736,000 of net income tax benefit for CCL for the nine months ended June 30, 2014 due to the reversal of income tax liabilities as a result of the liquidation of CCL during the quarter ended March 31, 2014.  The Company recorded approximately $32,000 of income tax expense for CCL for the nine months ended June 30, 2013.  See Note 4 of Notes to Consolidated Financial Statements for information on the wind-down transactions in Canada.

Net Earnings (Loss)

Net earnings were approximately $663,000, or $0.16 per share-basic and diluted, for the nine months ended June 30, 2014 compared to a net loss of approximately $1,497,000, or ($0.37) per share-basic and diluted, for the nine months ended June 30, 2013.

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

At June 30, 2014, the Company had unrestricted cash and cash equivalents of approximately $32,526,000, which represents an increase of approximately $4,855,000 compared to September 30, 2013.  Net cash provided by operating activities for the nine months ended June 30, 2014 was approximately $887,000.  Net cash provided by investing activities for the nine months ended June 30, 2014 was approximately $4,003,000 from the redemption of a short-term investment in Canada.  The effect of exchange rate changes on cash balances held in foreign currencies was a decrease in cash and cash equivalents of approximately $35,000 for the nine months ended June 30, 2014.

During the nine months ended June 30, 2014, approximately $1,590,000 in proceeds were generated from the Equity Investments and approximately $613,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $1,695,000 (principally professional services and employee compensation).  The Company received tax refunds of approximately $733,000 from its Canadian subsidiary.  The Company paid $259,000 in Canadian income and withholding tax payments, paid $18,000 to the Internal Revenue Service and paid $77,000 to the Illinois Department of Revenue.

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

Dividends

There were no dividends paid during the quarter ended June 30, 2014. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

For financial reporting purposes, the Company records CDRs as a liability and as an operating expense although the CDRs trade over-the-counter.

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of June 30, 2014, the sharing percentage was 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,852 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

CDR Payment

There were no CDR payments during the quarter ended June 30, 2014.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

COMDISCO HOLDING COMPANY, INC.

Dated: August 12, 2014	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)