Form 10-K
period 2014-09-30
COMDISCO HOLDING CO INC
filed 2014-12-11
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $3,300,000 based on its closing price per share of $4.90 on March 31, 2014. On March 31, 2014, there were 4,028,951 shares of common stock outstanding. No officer or director beneficially held shares of the Company’s Common Stock as of December 3, 2014. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at December 3, 2014
Common Stock, par value $0.01 per share	4,028,951

DOCUMENTS INCORPORATED BY REFERENCE: NONE

COMDISCO HOLDING COMPANY, INC.

2014 ANNUAL REPORT ON FORM 10-K

2014 ANNUAL REPORT ON FORM 10-K

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.  As of December 3, 2014, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Approximately four consultants continue to periodically assist the Company on a consulting basis.

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

Pursuant to a Bankruptcy court order dated March 27, 2003, approximately 4,388,000 CDRs were held by the Company’s transfer agent and any distributions relating to these rights are held by the estate of Comdisco, Inc., pending resolution of the Class C-5A Claims related to the shares purchased pursuant to Comdisco, Inc.’s Shared Investment Plan (the “SIP”). Approximately 2,868,000 of the CDRs related to Class C-5A have been assigned to the Litigation Trust (as defined in the Plan) either in conjunction with settlements achieved with certain of the Federal or State SIP Defendants (as defined below), or turned over to the litigation trustee pursuant to an order entered by a Federal Court authorizing turnover of CDR assets.  Approximately 868,000 CDRs were assigned to individuals or other trustees.  Additionally, 92,000 CDRs related to Class C-5A Claims have been cancelled during the bankruptcy by the Company.  The balance of approximately 560,000 CDRs are currently being held by the Company’s transfer agent and any distributions relating to these rights are being held by the estate of Comdisco, Inc.

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

In February 1998, pursuant to the SIP, 106 SIP Participants took out full recourse, personal loans to purchase approximately six million shares of Comdisco, Inc.’s common stock. In connection therewith, Comdisco, Inc. executed a guaranty dated February 2, 1998 (the “Guaranty”) providing a guaranty of the loans in the event of default by the SIP Participants to the lenders under the SIP (the “SIP Lenders”).  The Company and the SIP Lenders subsequently reached a settlement on the Guaranty that was approved by the Bankruptcy court on December 9, 2004.  The Plan and the litigation trust agreement provided that, under certain circumstances, subrogation rights that the Company may have against the SIP Participants and their respective promissory notes be placed in a trust for the benefit of the C-4 creditors (the “Trust Assets”).  Under the Plan, the Litigation Trust is solely responsible for collection of amounts due on the promissory notes of the sixty-nine SIP Participants who did not accept the SIP Relief (as defined in the Plan).  The Company has a limited indemnification obligation to the litigation trustee under the litigation trust agreement.

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

The Federal SIP Defendants filed appeals on those judgments.  On October 18, 2010, the Seventh Circuit affirmed the rulings in favor of the Litigation Trust, but remanded certain fraud issues to the trial court.  On November 1, 2010, the Federal SIP Defendants filed a petition for a hearing before the full appellate panel. On June 28, 2011, the Seventh Circuit vacated the summary judgments and remanded the cases for further proceedings.

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On March 27, 2014 the post-trial briefing was completed by the parties. The judge heard oral arguments on April 16, 2014 and took the matter under advisement and would alert the parties when he came to either a partial or complete decision.  On October 21, 2014, the judge orally ruled and entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling and judgment was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the judge ruled that the promissory notes were void and unenforceable.  On October 29, 2014, the litigation trustee filed an appeal of the judgment to the United States Court of Appeals for the Seventh Circuit.  On November 6, 2014, the court scheduled a settlement conference for December 9, 2014.  On November 7, 2014, the court issued a briefing schedule setting January 9, 2015 as the date for the litigation trustee to file a brief and short appendix, February 9, 2015 for the SIP federal defendants to file a brief, and February 23, 2015 for the litigation trustee to file a reply brief.  On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal of the October 21, 2014 judgment and of an order entered on August 12, 2013.  On December 10, 2014, the court suspended the briefing schedule for all of the appeals filed.  Also, on November 20, 2014, the Federal SIP Defendants filed a Motion for Extension of Time to file Bills of Costs.  On December 4, 2014, the judge approved this motion and allowed the Federal SIP Defendants to file their Bills of Costs after all appeals have been completed.

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

After a series of hearings, motions and counter-motions, amended pleadings and individual bankruptcies and settlements, the remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the “Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  On September 30, 2014, the judge set the next status hearing for December 16, 2014.

On July 26, 2013, Nisen and Elliot, LLC, an outside legal firm for the Company, filed a Petition to Intervene and a Motion for Protective Order in the state cases in order to preserve the Company’s attorney-client work product privilege in that litigation.  The judge has continued this motion to December 16, 2014.

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).  During the quarter ended September 30, 2014, the Litigation Trust did not reach any settlements, which leaves the total number of promissory notes settled or otherwise resolved by the Litigation Trust at forty-one.

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

On December 13, 2013, Randolph I. Thornton renewed the appointment of the following employees, Robert E. T. Lackey, Deborah L. Dompke, Susan Long, Mary Ann Bolster and Michael J. Salerno, as Authorized Representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company, and report directly to him.

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

Employees

On September 30, 2014, the Company had five U.S. employees (one full-time and four part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Approximately four consultants periodically assist the Company on a consulting basis.

Other

The Company does not own any patents, trademarks, licenses, franchises or concessions that it considers to be material to the Company’s business.

The Company’s business is not seasonal; however, quarter-to-quarter results from operations can vary significantly.

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group which the Company engaged in February 2004 to manage the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies (referred to as “Management Sharing”).  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.

During the quarter ended September 30, 2014, it was announced that Ebates, one of the Company’s private company Equity Investments, would be acquired by Rakuten, a Japanese company.  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  As of September 30, 2014, the Company concluded that the offer price should be the primary input into the fair value measurement of Ebates.

On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,145,000 in net proceeds and Windspeed received approximately $2,575,000 in Management Sharing pursuant to the management agreement.  The remaining fair market value amount of approximately $1,911,000, before Management Sharing, is being held pursuant to the merger documents in an escrow until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

If the Ebates transaction had closed before the quarter ended September 30, 2014, the CDR liability would have been increased by approximately $5,300,000 on an after tax basis.  See Notes 5, 7 and 11 of Notes to Consolidated Financial Statements, which are incorporated in this section by reference, for information about Equity Investments, Fair Value Measurements and Subsequent Events, respectively.

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

Uncertainties Inherent in the CDR Liability Calculation

The CDR liability is management’s estimate of the amount of the net equity of the Company to be shared by holders of CDRs at the sharing percentage of 37%. The formula used to calculate the net equity of the Company includes variables (e.g., future operating costs and expenses, estimated future interest income, actual asset values realized, etc.) which are not under the control of the Company. Such variables are inherently uncertain due to the impact of influences such as time, inflation or deflation, interest rate changes, third party credit risks, domestic events, court or tax rulings contrary to the Company’s expectations, timing and amounts of distributions to C-4 creditors by the Litigation Trust, and matters that could impact the timing on the wind down of the Company.  Changes in the fair value of investments or recoveries greater than book value are not reflected in the CDR liability until the sale is realized.

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

Final Tax Clearances

The ability of the Company to effectuate timely assessments and receive final tax clearances from the applicable state and federal taxing authorities to allow for the closure of the bankruptcy estate.

Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio of Equity Investments (the “Equity Investments”)

The determination of the fair value of the remaining portfolio of the Company is management’s estimate of such fair value at a moment in time based on information available to management at that time. The estimate of fair value is inherently uncertain due to external factors that could impact the value of assets remaining in the portfolio. Some of the external factors include time, inflation and deflation, changes in interest rates, third party credit risks, domestic events, court or tax rulings contrary to the Company’s expectations and liquidation events in the equity portfolio.

Market Conditions Have Made It Difficult and May Continue to Make it Difficult for the Company To Timely Realize the Value of its Equity Investments

Market conditions have adversely affected, and could adversely affect in the future, the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of the Company’s Equity Investments. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected, and could continue to adversely affect, the ability of the Company to realize value from its Equity Investments. Exacerbating these conditions is the fact that some of the Equity Investments held by the Company may be subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the Company may be unable to sell its Equity Investments. As a result, the Company, or Windspeed, a professional investment management group which the Company engaged to manage the Company’s Equity Investments on an ongoing basis in February 2004, on behalf of the Company, may not be able to generate gains or receive proceeds from the sale of Equity Investments and the Company’s business and financial results may suffer. Additionally, liquidation preferences may continue to be offered by companies in the Company’s portfolio to parties willing to lend to such companies. The liquidation preferences have had, and could continue to have, an adverse impact on the value of the Company’s Equity Investments. For those Equity

Investments without a public trading market, the realizable value of the Company’s Equity Investments could prove to be lower than the carrying value currently reflected in the financial statements.  The estimated fair market value of the Company’s Equity Investments was determined in consultation with Windspeed based on a variety of factors, including, but not limited to, quoted trading levels for publicly-traded securities, merger documents, last round valuation for privately held securities, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups and escrows, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value.  Furthermore, as of September 30, 2014, the total portfolio of three companies, which had an estimated gross fair market value of approximately $20,379,000, will be reduced by expected Management Sharing of approximately $2,965,000. Approximately 96% of such value was in one individual company, Ebates.  Subsequent to September 30, 2014, cash was received at an amount equal to such fair value of Ebates, less a fair market value amount of approximately $1,911,000 which will be held in escrow until January 2016. The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

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

Impact of Interest Rates

Changes in interest rates could impact the value of certain of the Company’s assets.

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

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Proceeding

The Company continues to appear before the Bankruptcy court from time to time to clarify and administer matters related to the Plan and the wind down of the operations of the Company.  On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  The judge held a status hearing on November 5, 2012.  As of the date of this filing, the judge has not set another status hearing.

The litigation trustee has engaged in settlement discussions with certain defendants in the note enforcement cases and attended a series of meetings on November 13 and 27, 2012, December 6, 2012, January 4 and 25, 2013, February 15, 2013, and March 8, 2013 in the bankruptcy proceedings with Judge Schmetterer which were intended to facilitate such discussions.  However, as of the date of this filing, the Company has not been notified of any other mediation meeting being scheduled by the judge.

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

The Federal SIP Defendants filed appeals on those judgments.  On October 18, 2010, the Seventh Circuit affirmed the rulings in favor of the Litigation Trust, but remanded certain fraud issues to the trial court.  On November 1, 2010, the Federal SIP Defendants filed a petition for a hearing before the full appellate panel. On June 28, 2011, the Seventh Circuit vacated the summary judgments and remanded the cases for further proceedings.

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On March 27, 2014 the post-trial briefing was completed by the parties. The judge heard oral arguments on April 16, 2014 and took the matter under advisement.  On October 21, 2014, the judge orally ruled and entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling and judgment was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the judge ruled that the promissory notes were void and unenforceable.  On October 29, 2014, the litigation trustee filed an appeal of the judgment to the United States Court of Appeals for the Seventh Circuit.  On November 6, 2014, the court scheduled a settlement conference for December 9, 2014.  On November 7, 2014, the court issued a briefing schedule setting January 9, 2015 as the date for the litigation trustee to file a brief and short appendix, February 9, 2015 for the SIP federal defendants to file a brief, and February 23, 2015 for the litigation trustee to file a reply brief.   On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal of the October 21, 2014 judgment and of an order entered on August 12, 2013.  On December 10, 2014, the court suspended the briefing schedule for all of the appeals filed.  Also, on November 20, 2014, the Federal SIP Defendants filed a Motion for Extension of Time to file Bills of Costs.  On December 4, 2014, the judge approved this motion and allowed the Federal SIP Defendants to file their Bills of Costs after all appeals have been completed.

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

After a series of hearings, motions and counter-motions, amended pleadings and individual bankruptcies and settlements, the remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the “Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  On September 30, 2014, the judge set the next status hearing for December 16, 2014.

On July 26, 2013, Nisen and Elliot, LLC, an outside legal firm for the Company, filed a Petition to Intervene and a Motion for Protective Order in the state cases in order to preserve the Company’s attorney-client work product privilege in that litigation.  The judge has continued this motion to December 16, 2014.

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).  During the quarter ended September 30, 2014, the Litigation Trust did not reach any settlements, which leaves the total number of promissory notes settled or otherwise resolved by the Litigation Trust at forty-one.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the OTCQB under the symbol “CDCO”. In addition, the CDRs currently trade on the OTCQB under the symbol “CDCOR”. OTCQB quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

Common Stock

As of December 3, 2014, there were 228 shareholders of record of the Company’s Common Stock. The following table sets forth the adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2014 and 2013.

2014				2013
Quarter	High	Low	Dividends	High	Low	Dividends
First	$ 5.50	$ 4.32	$ 0	$ 5.25	$ 4.57	$ 0
Second	5.30	4.90	0	4.99	4.58	0
Third	5.10	4.75	0	5.10	4.58	0
Fourth	6.50	4.88	0	4.95	4.25	0

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  As of September 30, 2014, the sharing percentage was 37%, which is the maximum sharing percent.  As of December 3, 2014, there were 1,845 holders of record of the Company’s CDRs and 148,448,188 outstanding CDRs.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no repurchases of Common Stock in the fourth quarter of fiscal 2014 or during the fiscal year 2014. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors Relating to the Company.”

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

General

The Company’s operations continued to wind down during the fiscal year 2014. The Company’s assets at September 30, 2014 consist primarily of cash and cash-equivalents and equity securities. The timing of collections on the sale of equity securities is uncertain due to the fact that such equity securities portfolio requires liquidity events before assets can be converted to cash. The Company expects that proceeds from the disposition of equity securities may provide future cash flows in excess of the current carrying value of these assets. In addition, the Company has a few remaining bankruptcy claims and judgments against former customers and collection efforts are underway to recover on those limited number of accounts. Receipts, if any, will be in excess of the carrying value of these assets because the related lease receivables were previously written-off.

Equity Investments: The Company holds preferred stock in other companies (the “Equity Investments”). The Company carries its preferred stock investments in public companies at fair market value and in private companies at the lower of cost or estimated fair market value in its financial statements. Any write-downs in the carrying value of such Equity Investments in private companies are considered permanent for financial reporting purposes. See Note 5 of Notes to Consolidated Financial Statements and “Critical Accounting Policies”. It is management’s expectation that the amount in private company investments ultimately realized on Equity Investments will, in the aggregate, exceed the amount reflected in the financial statements as of September 30, 2014, which was approximately $697,000.

As of September 30, 2014, the Company estimated that the fair market value for its Equity Investments in private companies, on a gross basis was approximately $20,379,000, which will be reduced by expected Management Sharing of approximately $2,965,000.  The balance net of Management Sharing with Windspeed, as of September 30,

2014 was approximately $17,414,000.  During the quarter ended September 30, 2014, it was announced that Ebates, one of the Company’s private company Equity Investments, would be acquired by Rakuten, a Japanese company.  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  As of September 30, 2014, the Company concluded that the offer price should be the primary input into the fair value measurement of Ebates.  As of September 30, 2014, the Company did not own any shares in publicly-traded companies within Equity Investments as presented on the balance sheet.  However, the Company holds a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.  The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2013 (in thousands):

	Public Companies (1)	Private Companies (2)
September 30, 2013 estimated net realizable value (3)	$0	$8,875
Realized – net of fees	(1,588)	0
Increase in unrealized estimated value	1,588	11,504

September 30, 2014 estimated gross realizable value (4)	$0	$20,379

(1)  Carrying value of public companies for financial statements is market value.  See Note 5 of Notes to Consolidated Financial Statements.

(2)  Carrying value of private companies for financial statements is either the lower of cost or fair value, or approximately $697,000.  The increase in unrealized estimated value is a result of changes in marketability.

(3) At the beginning of the fiscal year, fair market value was reflected on a net basis (net of Management Sharing paid to Windspeed pursuant to the management agreement).

(4)  At the end of the fiscal year, fair market value is now shown on a gross basis (prior to payment of Management Sharing to Windspeed pursuant to the management agreement).

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed, a professional management group which the Company engaged in February 2004 to manage the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies (referred to as “Management Sharing”).  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.

There is no assurance as to the timing or the amount the Company will ultimately realize on the Equity Investments. Management’s expectations are subject to the risk factors discussed in Item 1A, “Risk Factors”, entitled “Market Conditions Have Made It Difficult and May Continue to Make It Difficult for the Company to Timely Realize on the Value of Its Equity Investments”.

Collections and recoveries: The Company has potential collections and recoveries on a small number of previously written off accounts. Recoveries involve prior lessees or debtors now in bankruptcy and against whom the Company has filed and is pursuing claims to maximize its recoveries. The Company’s cost basis in these accounts is nominal.  The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties in Collections and Recoveries.”  Additionally, the Company, periodically, recovers unclaimed property from various states.

Subsidiaries: The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to two subsidiaries as of December 3, 2014.  To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.

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

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. The Company paid no dividends during the fiscal years ended September 30, 2014 and 2013.  The Company made no payment to CDR holders during the fiscal years ended September 30, 2014 and 2013.  See Item 1, “General Terms of the Plan of Reorganization” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.  Other than the estimated gross realizable value from the Ebates transaction, the Company expects to generate funds from the sale or collection of its other remaining assets at a decreasing rate over time.

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

The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets. Accordingly, within the next few years, it is anticipated that the Company will have reduced all of its assets to cash, determined its final CDR liability after the resolution of the appeal of the SIP litigation, resolved its final federal and state tax obligations and made distributions of all available cash to holders of its Common Stock and CDRs in the manner and priorities set forth in the Plan and completed all regulatory filings. At that point, the Company will cease operations.

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

The Company believes the following to be among the most critical judgment areas in the application of its accounting policies:

•                  CDRs and CDR Liability: The Plan entitled holders of Comdisco Holding’s CDRs to share at increasing percentages in the proceeds realized from the monetization of the Company’s assets based upon the present value of distributions to certain C-4 creditors pursuant to the bankruptcy estate of Comdisco, Inc.  As of September 30, 2014, the sharing percentage was 37%, which is the maximum sharing percent.

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses,  estimated future interest income and any potential net distributions from the Litigation Trust for which estimates are currently not determinable.  Changes in the fair value of investments or recoveries greater than book value are not reflected in the CDR liability until the sale is realized.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation”.

•                  Equity Investments In Private Companies: Equity investments consist primarily of preferred stock holdings in three private companies which are carried at the lower of cost or estimated fair market value in the financial statements. The Company, in consultation with Windspeed, which provides ongoing management of the Company’s portfolio in equity investments, regularly estimates the value of Equity Investments and adjusts carrying values when market and customer specific events and circumstances indicate that such assets might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. At September 30, 2014, the carrying value of the Company’s equity investments in private companies was approximately $697,000 and the estimated gross fair market value was approximately $20,379,000, with Management Sharing of $2,965,000 and net fair market value of $17,414,000.

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

Recent Developments

Bankruptcy Proceeding

Status Hearings:  The Company continues to appear before the Bankruptcy court from time to time to clarify and administer matters related to the Plan and the wind down of the operations of the Company.  On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer.  The Judge held a status hearing on November 5, 2012.  The litigation trustee has engaged in settlement discussions with certain defendants in the note enforcement cases and attended a series of meetings on November 13 and 27, 2012, December 6, 2012, January 4 and 25, 2013, February 15, 2013, and March 8, 2013 in the bankruptcy proceedings with Judge Schmetterer intended to facilitate such discussions.  As of the date of this filing, the Company has not been notified whether another mediation meeting has been scheduled by the judge.

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

The Federal SIP Defendants filed appeals on those judgments.  On October 18, 2010, the Seventh Circuit affirmed the rulings in favor of the Litigation Trust, but remanded certain fraud issues to the trial court.  On November 1, 2010, the Federal SIP Defendants filed a petition for a hearing before the full appellate panel. On June 28, 2011, the Seventh Circuit vacated the summary judgments and remanded the cases for further proceedings.

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On March 27, 2014 the post-trial briefing was completed by the parties. The judge heard oral arguments on April 16, 2014 and took the matter under advisement.  On October 21, 2014, the judge orally ruled and entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling and judgment was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the judge ruled that the promissory notes were void and unenforceable.  On October 29, 2014, the litigation trustee filed an appeal of the judgment to the United States Court of Appeals for the Seventh Circuit.  On November 6, 2014, the court scheduled a settlement conference for December 9, 2014.  On November 7, 2014, the court issued a briefing schedule setting January 9, 2015 as the date for the litigation trustee to file a brief and short appendix, February 9, 2015 for the SIP federal defendants to file a brief, and February 23, 2015 for the litigation trustee to file a reply brief.  On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal of the October 21, 2014 judgment and of an order entered on August 12, 2013.  On December 10, 2014, the court suspended the briefing schedule for all of the appeals filed.  Also, on November 20, 2014, the Federal SIP Defendants filed a Motion for Extension of Time to file Bills of Costs.  On December 4, 2014, the judge approved this motion and allowed the Federal SIP Defendants to file their Bills of Costs after all appeals have been completed.

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

After a series of hearings, motions and counter-motions, amended pleadings and individual bankruptcies and settlements, the remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the “Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  On September 30, 2014, the judge set the next status hearing for December 16, 2014.

On July 26, 2013, Nisen and Elliot, LLC, an outside legal firm for the Company, filed a Petition to Intervene and a Motion for Protective Order in the state cases in order to preserve the Company’s attorney-client work product privilege in that litigation.  The judge has continued this motion to December 16, 2014.

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).  During the quarter ended September 30, 2014, the Litigation Trust did not reach any settlements, which leaves the total number of promissory notes settled or otherwise resolved by the Litigation Trust at forty-one.

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

Subsidiary Changes

The Company’s Canadian subsidiary was liquidated during the fiscal year ended September 30, 2014.  The Company’s Mexican subsidiary was liquidated during the fiscal year ended September 30, 2013.

Results of Operations

Fiscal Year Ended September 30, 2014 Compared to the Fiscal Year Ended September 30, 2013

Revenue (in thousands)	Year ended September 30,		Increase
	2014	2013	(Decrease)	Explanation of Change
Gain on sale of equity investments	$1,590	$112	$1,478	Equity investments, which are primarily managed by Windspeed, represent the primary remaining revenue generating asset. See “Overview” for additional information. (A)
Miscellaneous income	100	0	100	(B)
Interest income	65	88	(23)	Interest earned on cash balances. (C)

Total Revenue	$1,755	$200	$1,555

(A)       The net gain on sale of equity holdings, after payment of a fee to a third party recovery firm, for the fiscal year ended September 30, 2014 was the result of the Company’s sale of its shares of Concur Technologies, Inc. compared to fewer liquidations of equity holdings in the fiscal year ended September 30, 2013.

(B)       Miscellaneous income recorded in the fiscal year ended September 30, 2014 was from the sale of an investment in India that was previously written off.

(C)       Interest income earned in the fiscal year ended September 30, 2014 is slightly lower compared to the prior fiscal year due to lower interest rates.

Costs and Expenses (in thousands)	Year ended September 30,		Increase
	2014	2013	(Decrease)	Explanation of Change

Selling, general and administrative	$2,480	$2,102	$378	(A)
Contingent distribution rights	(869)	(33)	(836)	(B)
Foreign exchange loss	312	188	124	(C)
Bad debt recoveries	(473)	(207)	(266)	Collections and recoveries. (D)

	$1,450	$2,050	$(600)

(A)       SG&A expense in the fiscal year ended September 30, 2013 included the reversal of $340,000 for a previously accrued liability for a bank guaranty in The Netherlands.

(B)       The reduction in CDR expense in the twelve months ended September 30, 2014 is primarily the result of higher estimated future SG&A expenses due to: the delay in realizing on certain Equity Investments; the need to reach closure on outstanding and anticipated state and federal taxes; and, the lack of final resolution of the SIP Litigation, all of which are needed to determine the ultimate CDR liability offset partially by: the gain on sale of equity investments, the reversal of income tax liabilities related to Comdisco Canada Limited (“CCL”) and the receipt of an indemnity escrow fund. The reduction in CDR expense during 2013 was primarily the result of an increase in estimated future selling, general and administrative costs partially offset by a Canadian net tax benefit recorded during 2013.  See Item 7 “Critical Accounting Policies” for a discussion of the potential liability from any future recoveries and distributions by the Litigation Trust.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation”.

(C)       Foreign exchange loss primarily related to the strengthening of the U.S. dollar against the Canadian Dollar in the twelve months ended September 30, 2014 as the Company’s foreign subsidiaries held monetary assets denominated in Canadian dollars.  As of September 30, 2014, the Company no longer has assets denominated in Canadian dollars.

(D)       The recoveries received during the twelve months ending September 30, 2014 included the receipt of a final outstanding indemnity escrow related to a 2002 sales of its business in France.

Selling, General and Administrative Expenses

The following table summarizes selling, general and administrative expenses (in thousands):

	Year ended September 30,
	2014	2013
Employee Compensation and benefits	$ 1,259	$ 1,186
Outside professional services	535	657
Other expenses	686	259
	$ 2,480	$ 2,102

For the year ended September 30, 2013, other expenses included a reversal of $340,000 for a previously accrued liability for a bank guaranty in The Netherlands.

Income Taxes

See Note 4 – Income Taxes of Notes to Consolidated Financial Statements for details about the Company’s income tax provision (benefit).

The Company’s U.S. federal taxes are impacted from its wind down activities, including the liquidation and repatriation of foreign assets.  During the fiscal year ended September 30, 2014, the Company recorded $185,000 U.S. tax expense and paid $18,000 estimated payments to the Internal Revenue Service (“IRS”) and paid $ 77,000 in estimated payments to the Illinois Department of Revenue.  During the fiscal year ended September 30, 2013, the Company recorded no U.S. tax expense and made no estimated payments to the IRS.

During the fiscal year ended September 30, 2014, the Company liquidated CCL and recorded a net income tax benefit of approximately $735,000 due to the reversal of income tax liabilities as a result of the liquidation.  During the fiscal year ended September 30, 2013, the Company recorded a net income tax benefit of approximately $675,000 for CCL, including interest expense and penalties in the statement of comprehensive (loss), which was primarily driven by successful negotiations with the Ontario Ministry of Finance on a refund of arrears interest.

During the fiscal year ended September 30, 2013, the Company liquidated its Mexican subsidiary.

Net Earnings (Loss)

Net earnings were approximately $855,000, or $0.21 per share-basic and diluted, for the fiscal year ended September 30, 2014 compared to a net loss of approximately $1,175,000, or $(0.29) per share-basic and diluted, for the fiscal year ended September 30, 2013.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

Liquidity and Capital Resources

The Company’s liquidity generally depends on cash on hand. The Company’s cash flow from operating activities is dependent on a number of variables, including, but not limited to, operating costs and expenses to affect the wind down, income tax obligations, market conditions for the sale of Equity Investments and the ability of the Company to dispose or otherwise convert to cash any other remaining assets. All funds generated from the collection of remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan.  Because of the composition and nature of its remaining assets, except for the estimated gross realizable value from the Ebates transaction, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

At September 30, 2014, the Company had unrestricted cash and cash equivalents of approximately $31,992,000, an increase of approximately $4,321,000 compared to September 30, 2013.  These funds are held in the United States.  Net cash provided by operating activities for the fiscal year ended September 30, 2014 was approximately $353,000.  Net cash provided by investing activities for the fiscal year ended September 30, 2014 was approximately $4,003,000 from the redemption of a short-term investment in Canada.  The effect of exchange rate changes on cash balances held in foreign currencies was a decrease in cash and cash equivalents of approximately $35,000 for the fiscal year ended September 30, 2014.

Cash provided by operating activities primarily consisted of approximately $1,590,000 in proceeds from the Equity Investments net of sharing fees; approximately $733,000 of income tax refunds from its Canadian subsidiary; and, approximately $628,000 of proceeds received from interest income, bad debt recoveries and other revenue.  This cash flow was partially offset by cash expenditures, which were primarily operating expenses of approximately $2,244,000 (principally professional services and employee compensation and benefits).  The Company paid $259,000 in Canadian income and withholding tax payments, paid $18,000 to the IRS and paid $77,000 to the Illinois Department of Revenue.

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

The Plan entitles holders of CDRs to share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. As of December 3, 2014, the sharing percentage was 37%, which is the maximum sharing percent and there were 1,845 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

Since September 30, 2008, the Company has estimated, and will continue to estimate, the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, estimated future interest income, and any potential net distributions from the Litigation Trust for which estimates are currently not determinable.  Changes in the fair value of investments or recoveries greater than book value are not reflected in the CDR liability until the sale is realized.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Uncertainties Inherent in the Determination of Fair Market Value of the Remaining Portfolio.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco Holding Company, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Chicago, Illinois
December 11, 2014

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year ended September 30,	Year ended September 30,
	2014	2013
Revenue
Gain on sale of equity investments	$1,590	$112
Miscellaneous income	100	0
Interest income	65	88
Total revenue	1,755	200
Costs and expenses
Selling, general and administrative	2,480	2,102
Contingent Distribution Rights	(869)	(33)
Foreign exchange loss	312	188
Bad debt recoveries	(473)	(207)
Total costs and expenses	1,450	2,050
Net earnings (loss) before income taxes	305	(1,850)
Income tax (benefit)	(550)	(675)
Net earnings (loss)	855	(1,175)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	1,400	3
Reclassification adjustment for gains included in earnings	(1,406)	0

Other comprehensive income (loss)	(6)	3
Comprehensive income (loss)	$849	$(1,172)
Basic and diluted earnings (loss) per common share	$0.21	$(0.29)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares and per share data)

	September 30, 2014	September 30, 2013
ASSETS
Cash and cash equivalents	$31,992	$27,671
Cash – legally restricted	4,000	4,000
Short-term investment	0	4,340
Equity investments	697	697
Income tax receivable	0	753
Assets held in trust for deferred compensation plan	501	490
Other assets	248	353
Total assets	$37,438	$38,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$103	$88
Income taxes payable	90	1,076
Other liabilities:
Accrued compensation	1,429	1,304
Contingent Distribution Rights	10,437	11,306
Other liabilities	168	168
Total other liabilities	12,034	12,778
Total liabilities	12,227	13,942
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at September 30, 2014 and 2013	70	70
Additional paid-in capital	28,414	28,414
Accumulated other comprehensive income (loss)	(3)	3
Accumulated deficit	(3,270)	(4,125)

Total stockholders’ equity	25,211	24,362
	$37,438	$38,304

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total
Balance at September 30, 2012	$70	$ 28,414	$0	$(2,950)	$ 25,534
Net (loss)				(1,175)	(1,175)
Other comprehensive income			3		3
Total comprehensive (loss)					(1,172)
Balance at September 30, 2013	70	28,414	3	(4,125)	24,362

Net earnings				855	855

Other comprehensive (loss)			(6)		(6)
Total comprehensive income					849
Balance at September 30, 2014	$70	$ 28,414	$(3)	$ (3,270)	$ 25,211

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2014	Year Ended September 30, 2013

Cash flows from operating activities:
Equity investment proceeds net of management sharing	$1,590	$112
Interest, bad debt recoveries and other revenue	628	302
Selling, general and administrative expenses	(2,244)	(2,369)
Income tax receipts	733	14
Income tax payments	(354)	0

Net cash provided by (used in) operating activities	353	(1,941)

Cash flows from investing activities:

Redemption of short-term investment	4,003	(55)
Decrease in legally restricted cash	0	342

Net cash provided by investing activities	4,003	287

Effect of exchange rates on cash and cash equivalents	(35)	(24)

Net increase (decrease) in cash and cash equivalents	4,321	(1,678)
Cash and cash equivalents at beginning of period	27,671	29,349

Cash and cash equivalents at end of period	$31,992	$27,671

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30, 2014	Year Ended September 30, 2013
Reconciliation of net earnings (loss) to net cash provided by (used in) operating activities:
Net earnings (loss)	$ 855	$ (1,175)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Taxes payable and other tax balances	90	101
Change in Canadian income tax receivables	(261)	(762)
Contingent Distribution Rights	(869)	(33)
Selling, general, and administrative expenses	236	(293)
Receivables	7	(2)
Other, including foreign exchange	295	223
Net cash provided by (used in) operating activities	$ 353	$ (1,941)

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014, and 2013

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

Translation Adjustments

All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period.  Due to the substantially complete liquidation of its foreign subsidiaries, translation adjustments were included in revenue if the adjustments were a gain and in cost and expenses if the adjustments were a loss in the consolidated statements of comprehensive income (loss).  As of September 30, 2014, the Company no longer has assets or liabilities denominated in any foreign currency.

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

Equity Investments

Marketable equity securities: The Company classifies all marketable equity securities as available-for-sale. These marketable equity securities are carried at fair value, based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss).  As of the date of this filing, the Company does not hold any marketable equity securities.

Equity investments in private companies: Equity investments in private companies for which there is no readily determinable fair value are carried at the lower of cost or estimated fair market value as determined by the Company in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”). The Company, in consultation with Windspeed, identifies and records losses on equity investments in private companies when market and company specific events and circumstances indicate that such assets might be impaired.  The Company did not record any write-downs of equity securities for the years ended September 30, 2014 and 2013.  All write-downs are considered permanent impairments for financial reporting purposes.

Contingent Distribution Rights

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, estimated future interest income and the potential net distributions from the Litigation Trust for which estimates are currently not determinable.  Changes in the fair value of investments or recoveries greater than book value are not reflected in the CDR liability until the sale is realized.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties Inherent in the CDR Liability Calculation”.

Basic and Diluted Earnings Per Common Share

Earnings per common share basic and diluted are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding for the period.

Note 3 – Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. generally accepted accounting principles (“U.S. GAAP”) but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.

The Company will adopt ASU 2013-07 beginning the quarter ended December 31, 2014 and begin reporting its financial results on the liquidation basis of accounting. The reporting will disclose the Company’s estimate of the value of the net assets available in liquidation for the Common Shareholders. The value of the net assets will be the Company’s estimate of the expected cash proceeds of the assets less appropriate deductions for all projected costs and expenses to be incurred during the time period required to complete the liquidation under the First Amended Joint Plan of Reorganization (the “Plan”), including amounts expected to be paid related to the CDR liability. There is inherent uncertainty with these estimates and projections and, accordingly, the estimates and projections could change materially based on a number of factors both within and outside of the Company’s control. Such factors, include but are not limited to, the timing of the sales and the realization on the value of the assets, any delay in the liquidation process and any changes in the underlying assumptions of projected costs, expenses and cash flows. The Company is currently completing its analysis of the impact of adopting this new basis of accounting.

Note 4 - Income Taxes

The geographical sources of income (loss) before income taxes were as follows (in thousands):

	Year ended September 30,
	2014	2013
United States	$632	$(1,848)
Outside United States	(327)	(2)
	$305	$(1,850)

During the fiscal year ended September 30, 2014, the earnings before income taxes in the United States was primarily a result of gain on equity investments and reduction in CDR expense.  During the fiscal year ended September 30, 2014, the loss before income taxes outside the United States was primarily a result of foreign exchange loss.  During the fiscal year ended September 30, 2013, the loss before income taxes was primarily a result of selling, general and administrative costs of the estate, which were higher than revenues.

The components of the income tax (benefit) were as follows (in thousands):

	Year ended September 30,
	2014	2013
Current:
United States	$ 185	$ 0
Outside United States	(735)	(675)
	$ (550)	$ (675)

The Company paid the Internal Revenue Service (“IRS”) $18,000 and paid the Illinois Department of Revenue $77,000 during the fiscal year ended September 30, 2014.  The Company made no payment to the IRS in the fiscal year ended September 30, 2013.  During the fiscal year ended September 30, 2014, the Company’s Canadian subsidiary received tax refunds totaling approximately $733,000 from the provincial government of Ontario, Canada, paid a withholding tax to the Canada Revenue Agency (“CRA”) on the liquidating distribution in the amount of approximately $257,000 and paid approximately $2,000 in income tax to the provincial government of Alberta, Canada.  The Company received approximately $14,000 from the provincial government of Alberta, Canada during the fiscal year ended September 30, 2013.

The reasons for the difference between the U.S. federal income tax rate and the effective income tax rate for earnings were as follows:

	Year ended September 30,
	2014	2013
U.S. federal income tax rate	34%	34%
Increase (reduction) resulting from:
State income taxes, net of U.S. federal tax benefit	53	0
Final determinations and unrecognized tax benefit activity(1)	(242)	34
Non-deductible CDR expenses	(97)	1
Unrealized gain (loss) on foreign exchange	35	(3)
Change in valuation allowance	(187)	(31)
Miscellaneous income (sale of investment in India)	218	0
Other, net	6	2
Effective income tax rate	(180)%	37%

(1)         Final determinations include final agreements with tax authorities.

Deferred tax assets at September 30, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Foreign loss carryforwards	$ 0	$ 265
U.S. and state NOL carryforward	112,902	111,947
AMT credit carryforwards	75,622	75,588

Gross deferred tax assets	188,524	187,800
Less: valuation allowance	(188,524)	(187,800)

Net deferred tax assets	$ 0	$ 0

The Company provides a valuation allowance for the remaining value of the deferred tax assets due to it being more likely than not that they will not be utilized in the future.

As of September 30, 2014, the company has federal net operating loss (“NOL”) carryforwards of approximately $106,428,000 expiring between years 2023 and 2033 and domestic state NOL carryforwards of approximately $6,474,000 expiring between years 2016 and 2025.

At September 30, 2014, the Company has available for U.S. federal income tax purposes the following carryforwards (in thousands):

Year scheduled to expire	Net operating loss

2023	$ 237,996
2024	37,101
2025	34,055
2031	657
2032	1,572
2033	1,742
$ 313,123

For U.S. federal income tax purposes, the Company has $75,622,000 of alternative minimum tax (“AMT”) credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date. The Company does not believe that it is more likely than not that the Company will generate sufficient future taxable income to realize the benefit of the AMT credit carryforwards.  As such, the Company has recognized a valuation allowance of $75,622,000 to offset this deferred tax asset.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois.

As of the date of this filing, the only federal tax years open to exam are fiscal years ended September 30, 2011 through September 30, 2013.

The Company’s Canadian subsidiary, CCL, was liquidated during the fiscal year ended September 30, 2014 and recorded approximately $735,000 of net income tax benefit due to the reversal of income tax liabilities.  CCL filed its final Canadian tax return and received the final Notice of Assessment dated July 17, 2014 showing a zero balance.  During the year ended September 30, 2013, the Company completed final negotiations with the Ontario Ministry of Finance related to its Notices of Objection and recorded a net income tax benefit of approximately $675,000.

During the fiscal year ended September 30, 2013, the Company liquidated its Mexican subsidiary.

Uncertain Tax Positions:

As of September 30, 2014, the Company no longer has any uncertain tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) (excluding interest and penalties):

	September 30,	September 30,
	2014	2013
Beginning balance	$ 1,371	$ 1,438
Decreases related to settlements of certain tax audits	0	0
Increases related to settlements of certain tax audits	0	0
Decreases related to prior year tax positions	(1,371)	0
Increases related to prior year tax positions	0	0
Other	0	(67)
Ending balance	$0	$ 1,371

Note 5 – Equity Investments

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed, a professional management group which the Company engaged in February 2004, who manages the Company’s investments in equity securities on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s investments in equity securities at a set percentage in certain designated portions of the portfolio of companies (referred to as “Management Sharing”).  The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was again extended effective February 21, 2013 through February 20, 2015 (the “Second Extension”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Second Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain companies in the portfolio will go to Windspeed.  Additionally, Windspeed shares in the net receipts from the sale of the Company’s investments in certain of the Company’s equity securities at a set percentage. As of September 30, 2014, the Company has received approximately $71,042,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $12,779,000 in management fees and sharing through September 30, 2014.

Equity investments consist primarily of preferred stock holdings in three private companies which are carried at the lower of cost or fair market value in the Company’s financial statements. The most significant of which is an investment in Ebates.  The carrying value of equity investments in private companies is $697,000 and the fair market value is approximately $20,379,000.  During the quarter ended September 30, 2014, it was announced that Ebates would be acquired by Rakuten, a Japanese company.  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  As of September 30, 2014, the Company concluded that the offer price should be the primary input into the fair value measurement of Ebates.

On October 9, 2014, Rakuten completed the acquisition of Ebates and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,145,000 in net proceeds and Windspeed received approximately $2,575,000 in Management Sharing pursuant to the management agreement.  As of the date of this filing, the Company has received approximately $88,762,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.

Marketable equity investments:

Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains (losses) in accumulated other comprehensive income (loss). At September 30, 2014, the Company did not own any shares in publicly-traded companies within Equity Investments as presented on the balance sheet.  The Company’s practice is to sell its marketable equity securities within a reasonable period of time after the lock-up period ends.

However, the Company holds a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Currently, realized gains net of Management Sharing fees are included in revenue in the consolidated statements of comprehensive (loss). During the fiscal year ended September 30, 2014, the Company received $1,590,000 in net proceeds (after fees paid to a third party recovery firm) and realized a gain of $1,590,000 on the sale of marketable equity investments. During the fiscal year ended September 30, 2013, the Company received $129,000 in proceeds, paid $17,000 in Management Sharing and realized a gain of $112,000 on the sale of marketable equity investments.

Equity investments in private companies:

The Company’s policy for assessing the carrying value of equity investments in privately held companies is, in consultation with Windspeed, to regularly review the assumptions underlying the operating performance and cash flow forecasts. The Company identifies and records impairment losses on Equity Investments when market and customer specific events and circumstances indicate the carrying value might be impaired. All write-downs are considered permanent impairments for financial reporting purposes. The carrying value of the Company’s equity investments in private companies was $697,000 at September 30, 2014 and 2013.

There were no write-downs of equity securities in the fiscal years ended September 30, 2014 and 2013.

Note 6 - Common Stock

As of September 30, 2014, the Company had 4,028,951 shares of Common Stock issued and outstanding.

Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

The Company’s Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands):

	Year ended September 30,
	2014	2013
Average common shares issued	4,200	4,200
Average common shares retired	(171)	(171)
	4,029	4,029
Net earnings (loss) to common stockholders	$855	$(1,175)
Basic and diluted earnings (loss) per common share	$0.21	$(0.29)

Note 7 - Fair Value Measurements

The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•

Level 2 – Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes merger documents, certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s financial assets that are measured at fair value on a recurring basis are measured using Level 1 and Level 2 inputs.  The Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 2 inputs for the Company’s investment in Ebates.  The Company used the offer price from the Plan of Merger (a Level 2 input) to measure such fair value of Ebates.  For the remaining two investments in private companies, the Company records the carrying value of its private equity investments at lower of cost or fair market value which is measured using Level 3 inputs.

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated balance sheet as of September 30, 2014 and 2013.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

	September 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$31,791,000	$0	$0	$31,791,000

Certificates of deposit (A)	0	0	0	0

Equity investments (B)	0	19,631,000	748,000	20,379,000
Assets held in trust for deferred compensation plan (D)	501,000	0	0	501,000

Total	$32,292,000	$19,631,000	$748,000	$52,671,000

	September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Money market accounts	$26,845,000	$0	$0	$26,845,000

Certificates of deposit (A)	0	4,340 ,000	0	4,340,000

Equity investments (C)	0	0	8,875,000	8,875,000
Assets held in trust for deferred compensation plan (D)	490,000	0	0	490,000

Total	$27,335 ,000	$4,340 ,000	$8,875,000	$40,550,000

(A)         Certificates of deposit were held in Canada and were redeemed during February 2014.

(B)          Equity investments for Level 2 and 3 are made up of stock in three privately held companies; FMV on a gross basis is $20,379,000 with Management Sharing of $2,965,000 and a net fair value balance of $17,414,000.

(C)          Equity investments for Level 3 are made up of stock in three privately held companies; FMV on a gross basis is $10,388,000 with Management Sharing of $1,513,000 and a net fair value balance of $8,875,000

(D)         Assets held in trust for deferred compensation plan are made up of bonds, equity and money market funds that are actively traded.

These assets are held in a Rabbi Trust for the benefit of deferred employee compensation not available for distribution under the Plan.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the years ended September 30, 2014 and 2013 is as follows:

	Fair Value September 30, 2013	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 2	Fair Value September 30, 2014
Level 3 only Equity investments	$8,875,000	$ 0	$ 11,504,000	$ 0	$ 0	$ 0	$ (19,631,000)	$748,000

	Fair Value September 30, 2012	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2013
Level 3 only Equity investments	$5,166,000	$ (112,000)	$3,821,000	$ 0	$ 0	$ 0	$ 0	$8,875,000

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

These investments are subject to significant volatility and are difficult to value. The fair value of the Company’s equity investments in private companies was determined in consultation with Windspeed based on the market approach, including, but not limited to, quoted trading levels for publicly-traded securities in similar industries and/or markets, merger documents, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups and escrows, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value. Furthermore, as of September 30, 2014, the total portfolio of three companies which has an estimated fair market value of $20,379,000, will be reduced by expected Management Sharing of approximately $2,965,000.  Approximately 96% of such value is in one individual company, Ebates.  Subsequent to September 30, 2014, cash was received at an amount equal to such fair value of Ebates, less, fair market value amount of approximately $1,911,000 which will be held in escrow until January 2016. The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

Note 8 – Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the fiscal years ended September 30, 2014 and 2013, are as follows (in thousands except per share data):

	Quarter ended
	December 31,		March 31,		June 30,		September 30,
	2013	2012	2014	2013	2014	2013	2014	2013
Total revenue	$ 30	$ 142	$ 1,703	$ 26	$ 11	$ 7	$ 11	$ 25
Net earnings (loss)	$(1,219)	$ (593)	$ 1,249	$ (555)	$ 633	$ (349)	$ 192	$ 322
Basic and diluted earnings (loss) per common share	$ (0.30)	$ (0.15)	$ 0.31	$ (0.14)	$ 0.16	$ (0.08)	$ 0.04	$ 0.08

Note 9 - Other Financial Information

Legally restricted cash represents cash and cash equivalents that are held in an indemnification reserve.

The indemnification reserve is a specific reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.

Other liabilities consist of the following (in thousands):

	September 30, 2014	September 30, 2013
Accrued compensation	$1,429	$1,304
CDRs	10,437	11,306
Other liabilities	168	168
	$12,034	$12,778

The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s Bankruptcy court approved compensation plans.

The Company estimates the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, estimated future interest income and the potential net distributions from the Litigation Trust for which estimates are currently not determinable.  Changes in the fair value of investments or recoveries greater than book value are not reflected in the CDR liability until the sale is realized.  See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties Inherent in the CDR Liability Calculation”.

Ebates, one of the private company Equity Investments, was acquired by Rakuten, a Japanese company and the transaction closed on October 9, 2014.  If the Ebates transaction had closed before the quarter ended September 30, 2014, the CDR liability would have been increased by approximately $5,300,000 on an after tax basis.

Note 10 - Operations by Geographic Areas

Since the year ended September 30, 2013, all revenue and assets are in North America.

Note 11 - Subsequent Events

During the quarter ended September 30, 2014, it was announced that Ebates would be acquired by Rakuten, a Japanese company.  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  As of September 30, 2014, the Company concluded that the offer price should be the primary input into the fair value measurement of Ebates.

On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,145,000 in net proceeds and Windspeed received approximately $2,575,000 in Management Sharing pursuant to the management agreement.  The remaining fair market value amount of approximately $1,911,000, before Management Sharing, is being held pursuant to the merger documents in an escrow until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

If the Ebates transaction had closed before the quarter ended September 30, 2014, the CDR liability would have been increased by approximately $5,300,000 on an after tax basis.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-An Integrated Framework.

Based on management’s assessment, management believes that, as of September 30, 2014, the Company’s internal control over financial reporting is effective.

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

Sole Officer and Director

Randolph I. Thornton (Age 69 - Director since August 2002)

Effective August 12, 2004, Mr. Thornton was appointed Chief Executive Officer, President and Secretary of the Company as well as Initial Disbursing Agent and sole director. Prior to his retirement in January 2004, he was a Managing Director and Senior Credit Officer of Citigroup, Inc. where he managed hundreds of corporate reorganization matters in a thirty-four year career. He currently serves as non-executive Chairman and a member of the board of both Core-Mark International, Inc. and National Energy & Gas Transmission, Inc.  Additionally, on November 20, 2014, he became a member of the board of directors of Ivanhoe Energy, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2014.

Code of Ethics

On June 30, 2014, the Company updated and made effective its revised Code of Conduct Applicable to the Chief Executive Officer and Authorized Representatives. The Company updated and made effective its revised Code of Conduct for its employees in June 2014. Copies are available on the Company’s website at www.comdisco.com. Any waivers from the Codes of Conduct, or amendments thereto, by the Company will be disclosed through its website and in future filings.  To date, the Company has granted no such waivers.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	All Other Compensation($) Note (1)	Total ($)
Randolph I. Thornton	2014	--	104,900	104,900
Chief Executive Officer,	2013	--	101,400	101,400
President and Secretary	2012	--	87,700	87,700

(1)              Amount reflects total payments earned by Mr. Thornton pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal year 2014. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal year 2014. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

The Disbursing Agent’s compensation for the fiscal year ended September 30, 2014 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in fiscal year 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

The following table reflects the number of shares of Common Stock beneficially owned on December 3, 2014 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

Stockholders owning at least 5 percent of the Company’s Common Stock

Name and Address		Shares Beneficially Owned	Percent of Class
Berkshire Hathaway, Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	(1)	1,538,377	38.18%
Davidson Kempner Partners 885 Third Avenue New York, New York 10022	(2)	946,785	23.50%
Haphazard Investors LLC 141 Heather Lane Mill Neck, NY 11765	(3)	378,576	9.4%
Firefly Value Partners, LP 601 West 26th Street, Suite 1520 New York, NY 10001	(4)	216,587	5.4%

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

(3)          The information with respect to 378,576 shares of Common Stock beneficially owned by Haphazard Investors LLC is based on a Report on its amended Schedule 13G, dated and filed with the SEC on December 23, 2013.

(4)              The information with respect to 216,587 shares of Common Stock beneficially owned by Firefly Value Partners, LP is based on a Report on its amended Schedule 13G, dated and filed with the SEC on February 14, 2014.

Common Stock Owned by Directors and Executive Officers

Mr. Thornton (who is the Company’s sole officer and director) does not beneficially own any shares of the Company’s common stock in the Company as of December 3, 2014. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee of the Board of Directors

The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal year 2014. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the fiscal year 2014. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on NASDAQ.

One of Mr. Thornton’s primary responsibilities is to provide oversight of the integrity of the Company’s financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and has reviewed and discussed with the independent auditors the matters required to be discussed by applicable auditing standards adopted by the Public Company Accounting Oversight Board (“PCAOB”).  In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, required by PCAOB Auditing Standard No. 16, “Communication With Audit Committees,” as amended.  Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors’ objectivity and independence.

Based on the review and discussions described in this report, Mr. Thornton determined that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, for filing with the SEC.

This report is submitted on behalf of the Audit Committee:

Randolph I. Thornton

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by KPMG LLP (“KPMG”), the Company’s principal accountant, for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2014 and September 30, 2013 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2014	2013
Audit Fees (1)	$184,000	$175,310

Total	$184,000	$175,310

(1)              Audit Fees, including those for statutory audits, include the aggregate fees paid by the Company during the fiscal year indicated for professional services rendered by KPMG for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q.

Procedures For Audit Committee Pre-Approval of Audit

Pursuant to its charter, the Audit Committee of the Company’s Board of Directors is responsible for reviewing and approving, in advance, any audit engagement or relationship between the Company and its independent auditors. Mr. Thornton, as sole director and Initial Disbursing Agent, has assumed that responsibility. KPMG’s engagement to conduct the audit of the Company was approved by the Audit Committee.

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

COMDISCO HOLDING COMPANY, INC.

Dated: December 11, 2014	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2014.

SIGNATURE		DATE

By:	/s/ Randolph I. Thornton	December 11, 2014
Name:	Randolph I. Thornton
Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director