Form 10-Q
period 2014-12-31
COMDISCO HOLDING CO INC
filed 2015-02-13
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on January 31, 2015.

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

UNDER THE PLAN, THE COMPANY WAS CHARGED WITH, AND HAS BEEN, LIQUIDATING ITS ASSETS. WHILE THERE HAVE BEEN NO CHANGES EITHER TO THE PLAN, OR THE COMPANY’S OBLIGATIONS UNDER IT, THE COMPANY ADOPTED ASU 2013-07, LIQUIDATION BASIS OF ACCOUNTING AS OF OCTOBER 1, 2014 AND ACCORDINGLY DETERMINED THAT LIQUIDATION WAS IMMINENT. THEREFORE, EFFECTIVE OCTOBER 1, 2014, THE COMPANY APPLIED THE LIQUIDATION BASIS OF ACCOUNTING ON A PROSPECTIVE BASIS. THE LIQUIDATION BASIS OF ACCOUNTING REQUIRES THE COMPANY TO ESTIMATE NET CASH FLOWS FROM OPERATIONS AND TO ACCRUE ALL COSTS ASSOCIATED WITH IMPLEMENTING AND COMPLETING THE PLAN OF LIQUIDATION AND REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE AMOUNTS REPORTED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

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

Comdisco Holding Company, Inc.

Consolidated Statement of Net Assets in Liquidation as of December 31, 2014 (Liquidation Basis) (Unaudited)

(in thousands)

December 31, 2014 (Liquidation Basis) (Unaudited)
ASSETS
Cash and cash equivalents	$46,512
Cash – legally restricted	4,000
Receivable from securities sold	1,911
Equity investments	415
Assets held in trust for deferred compensation plan	502
Other assets	519
TOTAL ASSETS	$53,859

LIABILITIES
Contingent Distribution Rights Liability	$16,436
Accrued compensation	4,831
Accrued professional fees	2,075
Other accrued costs	1,203
Accrued liability for deferred compensation plan	502
Accrued estimated disposal costs of liquidation	588
Income taxes payable	240
TOTAL LIABILITIES	25,875
NET ASSETS IN LIQUIDATION	$27,984

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Changes in Net Assets in Liquidation as of December 31, 2014 (Liquidation Basis) (Unaudited)

(in thousands)

December 31, 2014 (Liquidation Basis) (Unaudited)

Net assets in liquidation, beginning of period	$28,158
Changes in net assets in liquidation
Change in other assets	170
Change to Contingent Distribution Rights Liability	102
Change in accrued liabilities	(26)
Change in accrued estimated disposal costs of liquidation	(420)
Liquidating distributions to CDR Holders	0
Liquidating distributions to Common Shareholders	0
Net increase (decrease) in net assets in liquidation	(174)
Net assets in liquidation, end of period	$27,984

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Three months ended December 31, 2014 (Liquidation Basis) (Unaudited)

(in thousands)

Three Months Ended December 31, 2014 (Liquidation Basis) (unaudited)

Cash flows from operating activities:
Equity investment proceeds net of sharing	$15,144
Bad debt recoveries, interest and other revenue	37
Selling, general and administrative expenses	(579)
Income tax payments	(82)

Net cash provided by operating activities	14,520

Net increase in cash and cash equivalents	14,520
Cash and cash equivalents at beginning of period	31,992

Cash and cash equivalents at end of period	$46,512

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Balance Sheet – September 30, 2014 (Going Concern Basis) (Audited)

(in thousands, except share data)

September 30, 2014 (Going Concern Basis)
ASSETS
Cash and cash equivalents	$31,992
Cash – legally restricted	4,000
Equity investments	697
Assets held in trust for deferred compensation plan	501
Other assets	248
Total assets	$37,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$103
Income taxes payable	90
Other liabilities:
Accrued compensation	1,429
Contingent Distribution Rights	10,437
Other liabilities	168
Total other liabilities	12,034
Total liabilities	12,227
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at September 30, 2014	70
Additional paid-in capital	28,414
Accumulated other comprehensive (loss)	(3)
Accumulated deficit	(3,270)

Total stockholders’ equity	25,211
$37,438

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Comprehensive Income – Three months ended December 31, 2013

(Going Concern Basis) (Unaudited)

(in thousands, except per share data)

Three Months Ended December 31, 2013 (Going Concern Basis) (unaudited)
Revenue
Gain on sale of equity investments	$2
Interest income	28

Total revenue	30

Costs and expenses
Selling, general and administrative	662
Contingent Distribution Rights	399
Foreign exchange loss	161
Bad debt recoveries	(29)

Total costs and expenses	1,193

Net loss before income taxes	(1,163)
Income tax expense	56

Net loss	(1,219)

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,612

Other comprehensive income	1,612
Comprehensive income	$393

Basic and diluted net loss per common share	$(0.30)

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Three months ended December 31, 2013 (Going Concern Basis) (Unaudited)

(in thousands)

Three Months Ended December 31, 2013 (Going Concern Basis) (Unaudited)

Cash flows from operating activities:
Equity investment proceeds net of sharing	$ 2
Bad debt recoveries, interest and other revenue	34
Selling, general and administrative expenses	(593)
Income tax receipts	731

Net cash provided by operating activities	174

Effect of exchange rates on cash and cash equivalents	(23)

Net increase in cash and cash equivalents	151
Cash and cash equivalents at beginning of period	27,671

Cash and cash equivalents at end of period	$ 27,822

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Three months ended December 31, 2013 (Going Concern Basis) (Unaudited) - Continued

(in thousands)

Three Months Ended December 31, 2013 (Going Concern Basis) (Unaudited)
Reconciliation of net loss to net cash provided by operating activities:

Net loss	$(1,219)

Adjustments to reconcile net loss to net cash provided by operating activities:
Taxes payable and other tax balances	56
Change in Canadian income tax receivables/payables	731
Contingent Distribution Rights	399
Selling, general and administrative expenses	69
Other, including foreign exchange	138

Net cash provided by operating activities	$174

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (In Liquidation) (Unaudited)

December 31, 2014

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  Capitalized terms used but not defined in this Quarterly Report on Form 10-Q have the meanings as defined in the Company’s First Amended Joint Plan of Reorganization (the “Plan”).  Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis.

1.   Reorganization

On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy court”) (consolidated case number 01-24795). Comdisco Holding Company, Inc., as the successor company to Comdisco, Inc., emerged from bankruptcy under the Plan that became effective on August 12, 2002. For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.  Effective October 1, 2014, the Company has applied the liquidation basis of accounting on a prospective basis.  See Note 2 of these Notes to Consolidated Financial Statements (In Liquidation).

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

The Federal SIP Defendants filed appeals on those judgments.  On October 18, 2010, the Seventh Circuit affirmed the rulings in favor of the Litigation Trust, but remanded certain fraud issues to the trial court.  On November 1, 2010, the Federal SIP Defendants filed a petition for a hearing before the full appellate panel. On June 28, 2011, the Seventh Circuit ruled and vacated the summary judgments and remanded the cases for further proceedings.

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013.  On October 21, 2014, the judge orally ruled and entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling and judgment was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the judge ruled that the promissory notes were void and unenforceable.

On October 29, 2014, the litigation trustee filed an appeal of the judgment to the United States Court of Appeals for the Seventh Circuit (“Appellate Court”).

On November 6, 2014, the court scheduled a settlement conference for December 9, 2014.  On November 7, 2014, the court issued a briefing schedule.  On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal of the October 21, 2014 judgment and of an order entered on August 12, 2013.  On December 10, 2014, the court suspended the briefing schedule for all of the appeals filed.  Also, on November 20, 2014, the Federal SIP Defendants filed a Motion for Extension of Time to file Bills of Costs.  On December 4, 2014, the judge approved this motion and allowed the Federal SIP Defendants to file their Bills of Costs after all appeals have been completed.  As of the date of this filing, the settlement conference is still ongoing.

As part of the appeal and cross-appeal, the Company and its counsel filed motions to request that certain memos, testimony and offers of proof be kept under seal.  On February 3, 2015, the Appellate Court granted the motions.

State SIP Lawsuits:  After a series of hearings, motions and counter-motions, amended pleadings and individual bankruptcies and settlements, the remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the “Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  On December 30, 2014, Judge Tailor placed all state cases on the Law Division Stay Calendar.  On February 2, 2015, fraudulent conveyance actions filed by the litigation trustee against certain State SIP Defendants were continued to August 4, 2015 for a status hearing.

On July 26, 2013, Nisen and Elliot, LLC, an outside legal firm for the Company, filed a Petition to Intervene and a Motion for Protective Order in the state cases in order to preserve the Company’s attorney-client work product privilege in that litigation.  Due to the state cases being placed on the Law Division Stay Calendar, this motion will not be heard until the state cases are removed from the Law Division Stay Calendar and returned back to Judge Tailor.

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).  During the quarter ended December 31, 2014, the Litigation Trust did not reach any settlements, which leaves the total number of promissory notes settled or otherwise resolved by the Litigation Trust at forty-one.

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

Going Concern Basis of Accounting – periods prior to October 1, 2014

The consolidated financial statements for the periods ended September 30, 2014 and December 31, 2013, were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Prior period financial results have not been restated under the liquidation basis of accounting.

Liquidation Basis of Accounting – periods beginning and subsequent to October 1, 2014

Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis in conformity with accounting principles generally accepted in the United States of America.  The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes.  The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets.  It is anticipated that the Company will have reduced all of its assets to cash, determined its final CDR liability after the resolution of the pending SIP litigation, resolved its final federal and state tax obligations and made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan and completed all regulatory filings within the next few years. At that point, the Company will cease operations. The costs in liquidation will generally be incurred ratably over the remaining anticipated time frame. If the timing of any of these steps changes, the future accrued costs may change.  Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

These consolidated financial statements of net assets in liquidation should be read in conjunction with our audited consolidated financial statements and notes thereto as of and for the year ended September 30, 2014 included in the Annual Report on Form 10-K, as filed with the SEC on December 11, 2014.

The Company has evaluated subsequent events through the date of this filing and does not believe there are any material subsequent events which would require further disclosure.

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

3.  Cumulative Effect of Accounting Change/Net Assets in Liquidation

The following is a reconciliation of Shareholder’s Equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of October 1, 2014 (in thousands):

Shareholder’s Equity as of September 30, 2014	$25,211
Increase due to estimated net realizable value of Equity Investments	19,349
Increase due to estimated net realizable value of other assets	157
Increase for CDR liability	(6,101)
Liability for accrued compensation	(4,086)
Liability for accrued professional fees	(4,623)
Liability for accrued other costs	(1,349)
Income taxes payable	(232)
Liability for estimated disposal costs of liquidation	(168)
Adjustment to reflect the change to the liquidation basis of accounting	2,947
Estimated value of net assets in liquidation as of October 1, 2014	$28,158

In applying liquidation basis of accounting, the Company is recognizing a net increase of $2,947,000 in its estimated value of net assets in liquidation.  The adjustment is accounted for as an increase to retained earnings in the balance sheet as of October 1, 2014.

During the period of October 1, 2014 through December 31, 2014, the Company’s estimated net assets in liquidation decreased by $174,000.  The primary reason for the decline in net assets was due to an increase in the estimated disposal costs of liquidation for the Company’s stored paper and electronic records.  Such paper and electronic records will continue to be stored and ultimately destroyed once the Company has completed its liquidation.

The net assets in liquidation as of the quarter ended December 31, 2014 would result in liquidating distributions of approximately $6.95 per common share.  This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the time period estimated to complete the plan of liquidation.  There is inherent uncertainty with these projections, and they could change materially based on the timing of the completion of all the steps necessary for the liquidation.

4.   Equity Investments

The Company’s estimate of the fair value of its private company investments (“Equity Investments”) was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group, who manages the Company’s Equity Investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s Equity Investments at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed February 2004 management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and extended again effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized gains on the sale of Equity Investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.  The Company has received approximately $88,762,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $15,354,000 in management fees and sharing through December 31, 2014.

Marketable equity investments:

At December 31, 2014, the Company did not own shares in any public company.

However, the Company does hold a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.

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

Equity investments in private companies:

Under the going concern basis of accounting, the Company’s policy for assessing the carrying value of Equity Investments was, in consultation with Windspeed, to regularly review and estimate the fair value of such Equity Investments.  The Company also identified and recorded impairment losses on Equity Investments when market and customer specific events and circumstances indicated the carrying value might be impaired.  All write-downs were considered permanent impairments for financial reporting purposes.

As of December 31, 2014, the Company had two investments in private companies.  In conjunction with applying the liquidation basis of accounting, the Company has determined the liquidation value based on estimated cash proceeds anticipated to be received for such investments, which, in the aggregate amount is estimated to be approximately $415,000.  See Note 9 of these Notes to Consolidated Financial Statement (In Liquidation) for the fair value disclosure.

5.   Income Taxes

As of December 31, 2014, the Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois.

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2011 through September 30, 2013.

Uncertain Tax Positions:

The Company has no uncertain tax positions included in the Company’s consolidated statement of net assets in liquidation.

6.   Other Assets

During the quarter ended September 30, 2014, it was announced that Ebates, Inc. (“Ebates”) would be acquired by Rakuten, Inc., a Japanese company (“Rakuten”).  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,144,000 in net proceeds and Windspeed received approximately $2,576,000 in management sharing.  The Company holds a $1,911,000 receivable from securities sold before management sharing as of December 31, 2014 related to the Ebates transaction.  Such proceeds are held in escrow under the terms of the merger documents until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

The Company holds legally restricted cash in the amount of $4,000,000 as of December 31, 2014 and September 30, 2013 which is an indemnification reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.

Assets held in trust for deferred compensation plan are assets that are held in a Rabbi Trust for the benefit of deferred employee compensation and are not available for distribution under the Plan.

Other assets on the consolidated statement of net assets in liquidation include estimated recoveries, estimated accrued interest income, and other projected cash inflows expected to be received before liquidation.

7.  Other Financial Information

The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s Bankruptcy court approved compensation plans. There is a separate liability representing the accrued liability for assets held in trust for deferred compensation plan that was previously included in the accrued compensation liability as of September 30, 2014.

The liability for accrued professional fees includes projected future costs for outside counsel for the corporate, bankruptcy, liquidation and SEC requirements, outside accounting and audit services, consulting fees, management sharing and corporate bankruptcy required work.

The liability for other accrued costs includes projected future costs for rent, insurance, travel, miscellaneous other corporate expenses and an accrued VAT liability for a foreign jurisdiction.

The liability for accrued estimated disposal costs of liquidation includes projected future costs to continue to store and dispose of the Company’s paper and electronic records.

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability under both the going concern and liquidation bases of accounting and as an operating expense under the going concern basis of accounting.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of December 31, 2014, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,844 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and any increase in the potential CDR liability relating to increases in the Company’s net assets in liquidation and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future liquidating dividends and CDR payments.

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  However, any impact of potential net distributions from the Litigation Trust on the CDR liability is not included as estimates are currently not determinable.

8.   Financial Information by Geographic Area

Since the year ended September 30, 2013, all revenues generated and assets held are in North America.

9.   Fair Value Measurements

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated statements of net assets in liquidation as of the period ending December 31, 2014 and in the consolidated balance sheet as of the year ending September 30, 2014.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Money market accounts	$46,342,000	$0	$0	$46,342,000
Equity Investments (A)	0	0	763,000	763,000
Assets held in trust for deferred compensation plan (C)	502,000	0	0	502,000
Total	$46,844,000	$0	$763,000	$47,607,000

	September 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Money market accounts	$31,791,000	$0	$0	$31,791,000
Equity Investments (B)	0	19,631,000	748,000	20,379,000
Assets held in trust for deferred compensation plan (C)	501,000	0	0	501,000
Total	$32,292,000	$19,631,000	$748,000	$52,671,000

(A)        Equity investments for Level 3 are made up of stock in two privately held companies; FMV on a gross basis is $763,000 with management sharing of $114,000 and a net fair value balance of $649,000.

(B)         Equity investments for Level 2 and 3 were made up of stock in three privately held companies; FMV on a gross basis was $20,379,000 with management sharing of $2,965,000 and a net fair value balance of $17,414,000.

(C)         Assets held in trust for deferred compensation plan are made up of bonds, equity and money market funds that are actively traded.

These assets are held in a Rabbi Trust for the benefit of deferred employee compensation and are not available for distribution under the Plan.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the period ended December 31, 2014 and the year ended September 30, 2014 is as follows:

	Fair Value September 30, 2014	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value December 31, 2014
Level 3 only Equity Investments	$748,000	$0	$ 15,000	$0	$0	$0	$0	$ 763,000

	Fair Value September 30, 2013	Realized (net of fees)	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 2	Fair Value September 30, 2014
Level 3 only Equity Investments	$8,875,000	$0	$ 11,504,000	$0	$0	$0	$ (19,631,000)	$ 748,000

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

Equity Investments consist primarily of preferred stock holdings in two private companies.  As of December 31, 2014, the liquidation value of Equity Investments was $415,000 and the fair market value measured using Level 3 inputs was $763,000, before management sharing.  The difference in valuation amounts is due to the fact that the Company may have limited options to dispose of these investments over the projected liquidation timeline. The liquidation value amount (which is the Company’s current estimated amount of cash that could be collected on such Equity Investments) is the amount reflected in the consolidated statement of net assets in liquidation (rather than the fair value).  The fair value of the Company’s Equity Investments was determined in consultation with Windspeed based on the market approach, including, but not limited to, pending offers to purchase the preferred stock holdings, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors are outside the control of the Company and are subject to significant volatility. There can be no assurance that the Company will be able to realize the estimated fair market value.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (in liquidation) and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

UNDER THE PLAN, THE COMPANY WAS CHARGED WITH, AND HAS BEEN, LIQUIDATING ITS ASSETS. WHILE THERE HAVE BEEN NO CHANGES EITHER TO THE PLAN, OR THE COMPANY’S OBLIGATIONS UNDER IT, THE COMPANY ADOPTED ASU 2013-07, LIQUIDATION BASIS OF ACCOUNTING AS OF OCTOBER 1, 2014 AND ACCORDINGLY, DETERMINED THAT LIQUIDATION WAS IMMINENT. THEREFORE, EFFECTIVE OCTOBER 1, 2014, THE COMPANY APPLIED THE LIQUIDATION BASIS OF ACCOUNTING ON A PROSPECTIVE BASIS.  THE LIQUIDATION BASIS OF ACCOUNTING REQUIRES THE COMPANY TO ESTIMATE NET CASH FLOWS FROM OPERATIONS AND TO ACCRUE ALL COSTS ASSOCIATED WITH IMPLEMENTING AND COMPLETING THE PLAN OF LIQUIDATION AND REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE AMOUNTS REPORTED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

THE COMPANY FILED, ON AUGUST 12, 2004, A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

General

Wind-Down of Operations

Since emerging from bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company’s future performance.  Capitalized terms used but not defined in this section shall have the meanings as defined in the Plan.  Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis.

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

Since the Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company’s business activities have been limited to the orderly sale or run-off of all of its existing asset portfolios. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Since emerging from bankruptcy, the Company has not engaged in any new leasing or financing activities, except for previously existing customer commitments and to restructure existing equipment leases and loans to maximize the value of the Company’s assets. Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis.

The Company maintains sufficient cash reserves for operations and any increase in the potential CDR liability relating to increases in the Company’s net assets in liquidation and any potential net distributions from the Litigation Trust to C-4 creditors.  The outcome and timing of any actual net distributions from the Litigation Trust will impact both the timing and the amount of future liquidating dividends and CDR payments.

The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets.  It is anticipated that the Company will have reduced all of its assets to cash, determined its final CDR liability after the resolution of the pending SIP litigation, resolved its final federal and state tax obligations and made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan and completed all regulatory filings within the next few years. At that point, the Company will cease operations.

During the quarter ended December 31, 2014, the decrease to the Company’s net assets in liquidation was generated primarily by an increase to accrued estimated record storage and disposal costs in the liquidation that was offset partially by projected miscellaneous receipts.

The Company’s operations continued to wind-down during the three months ended December 31, 2014. The Company’s assets at December 31, 2014 consisted primarily of cash and cash-equivalents, receivable from securities sold, equity investments in two privately held companies and other assets.  The timing and amount of a sale, if any, of such equity investments and other assets are uncertain.  The equity investment portfolio requires liquidity events before those assets can be converted to cash.

Equity Investments: The Company holds preferred stock in two private companies (the “Equity Investments”). Beginning October 1, 2014, these investments are carried at the liquidation basis of accounting in the Company’s consolidated statement of net assets in liquidation.  As of December 31, 2014, the liquidation value of Equity Investments is $415,000 and the fair market value measured using Level 3 inputs is $763,000, before management sharing.  See Notes 4 and 9 of Notes to Consolidated Financial Statements (in Liquidation).

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

The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and again extended effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized and unrealized gains on the sale of Equity Investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.

The following table summarizes the changes in the estimated value of the Company’s Equity Investments since September 30, 2014 (in thousands):

Private Companies (1) (2)
September 30, 2014 estimated gross realizable value	$20,379
Realized (3)	(19,631)
Increase in net unrealized estimated value	15

December 31, 2014 estimated gross realizable value	$763

(1)              The value of private companies in the consolidated statement of net assets in liquidation is the liquidation value, or approximately $415,000.

(2)              Fair market value is shown on a gross basis (prior to payment of management sharing to Windspeed pursuant to the extended management agreement).

(3)              Of the total realized amount from the Ebates, Inc. (“Ebates”) transaction of $19,631,000: the Company received cash proceeds after sharing of $15,144,000; $2,576,000 has been paid to Windspeed; the remaining amount due is $1,911,000, before management sharing, and is held in escrow until January 2016 in a receivable for securities sold.

Collections and recoveries: As of December 31, 2014, the Company has no significant potential collections and recoveries.  Prior recoveries involved former lessees or debtors now in bankruptcy and against whom the Company has filed and was pursuing claims to maximize its recoveries.  The Company’s cost basis in these accounts was nominal.  Additionally, the Company, periodically, recovers unclaimed property from various states.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis.   As such, the preparation of the fiscal year 2015 financial statements are under the liquidation basis of accounting which requires management to use estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated statement of net assets in liquidation.

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

The Company believes the following to be the most critical judgment area in the application of its accounting policies:

•                       Future Cash Inflows and Future Costs:  As of October 1, 2014, the Company has adopted the liquidation basis of accounting on a prospective basis which requires the estimation of and accrual of all projected future cash inflows and future costs associated with implementing and completing the plan of liquidation and requires management to make estimates and assumptions that affect the amounts reported in the consolidated statements of net assets in liquidation and the related notes.  Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. Please refer to the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which contain the Company’s significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Developments

Ebates

During the quarter ended September 30, 2014, it was announced that Ebates would be acquired by Rakuten, Inc., a Japanese company (“Rakuten”).  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  As of September 30, 2014, the Company concluded that the offer price should be the primary input into the fair value measurement of Ebates.

On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,144,000 in net proceeds and Windspeed received approximately $2,576,000 in management sharing.  The remaining amount due is approximately $1,911,000, before management sharing, and is held in a receivable from securities sold on the consolidated statement of net assets in liquidation.  Such proceeds are held in escrow under the terms of the merger documents until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

With the adoption of the liquidation basis of accounting, the impact of the Ebates transaction is included in the Cumulative Effect of Accounting Change. The amount included reflected the estimated cash that would be received as of the date of adoption.  See Note 3 of Notes to Consolidated Financial Statements (In Liquidation).

Results of Operations

Due to the adoption of the liquidation basis of accounting as of October 1, 2014, the comparability of results of operations of current year periods to prior year periods is limited.  Under the liquidation basis of accounting, the Company is required to present a statement of net assets in liquidation (which replaces the balance sheet) and a statement of changes in net assets in liquidation (which replaces the income statement).  The Company’s initial statement of changes in net assets in liquidation as set forth below presents the changes in net assets in liquidation since October 1, 2014.

Changes in Net Assets in Liquidation (Liquidation Basis)

	December 31, 2014 (Liquidation Basis) (Unaudited)	Explanation of Change

Net assets in liquidation, beginning of period	$28,158
Changes in net assets in liquidation
Change in other assets	170	(A)
Change to Contingent Distribution Rights Liability	102	(B)
Change in accrued liabilities	(26)
Change in accrued estimated disposal costs of liquidation	(420)	(C)
Liquidating distributions to CDR Holders	0
Liquidating distributions to Common Shareholders	0
Net increase (decrease) in net assets in liquidation	(174)
Net assets in liquidation, end of period	$27,984

(A)       Increase in net other assets is a result of the projected receipt of uncashed distributions of the estate in accordance with the Plan.

(B)       Reduction to the CDR liability in the three months ended December 31, 2104 is a result of higher accrued estimated record storage and disposal costs in the liquidation.

(C)       Increase in the accrued estimated record storage and disposal costs in the liquidation is a result of the projected additional length of time to store and then ultimately dispose of the paper records and electronic records.

Income Taxes

As of December 31, 2014, the Company has a U.S. federal income tax payable recorded for approximately $240,000, driven by the Federal Alternative Minimum Tax due on the estimated full year taxable income.

Net Assets in Liquidation

As of December 31, 2014, net assets in liquidation were approximately $27,984,000, or $6.95 per common share.

Net loss (Going Concern)

Net loss was approximately ($1,219,000), or ($0.30) per share-basic and diluted, for the three months ended December 31, 2013.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that could be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

Liquidity and Capital Resources

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements in liquidation and the related notes.  Actual results could differ from these estimates and may affect net assets in liquidation and actual cash flows.

The Company’s liquidity generally depends on cash on hand.  The Company’s cash flow from operating activities is dependent on a number of variables, including, but not limited to, operating costs and expenses to affect the wind down, income tax obligations, and the ability of the Company to dispose or otherwise convert to cash its remaining assets. All funds generated from the collection of remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s common stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

At December 31, 2014, the Company had unrestricted cash and cash equivalents of approximately $46,512,000, which represents an increase of approximately $14,520,000 compared to September 30, 2014.  Net cash provided by operating activities for the three months ended December 31, 2014 was approximately $14,520,000.

During the three months ended December 31, 2014, approximately $15,144,000 in proceeds were generated from Equity Investments from the sale of the Ebates shares and approximately $37,000 was received from bad debt recoveries, interest income and other revenue.  The Company’s cash expenditures were primarily operating expenses of approximately $579,000 (principally professional services and employee compensation).  The Company paid $15,000 to the Internal Revenue Service and paid $67,000 to the Illinois Department of Revenue.

The Company’s current and future liquidity depends on cash on hand and may be augmented by proceeds from the sale of Equity Investments, recoveries, if any, interest income, and other projected cash inflows. The Company expects its cash on hand to be sufficient to fund operations and to meet its obligations (including its obligation to make distributions to its common stockholders and make payments to CDR holders) under the Plan.

Dividends

There were no dividends paid during the quarter ended December 31, 2014. The Company intends to treat any future dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability and as an operating expense.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  However, as of December 31, 2014, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,844 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

The Company maintains sufficient cash reserves for operations and any increase in the potential CDR liability relating to increases in the Company’s net assets in liquidation and any potential net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future dividends and CDR payments.

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  However, any impact of potential net distributions from the Litigation Trust on the CDR liability is not included as estimates are currently not determinable.

CDR Payment

There were no CDR payments during the quarter ended December 31, 2014.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

There have been no material updates to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K, filed with the SEC on December 11, 2014 except for Note 1 of Notes to Consolidated Financial Statements (in Liquidation) for an update on the Litigation Trust ongoing litigation.

ITEM 1A.     RISK FACTORS RELATING TO THE COMPANY

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on December 11, 2014.

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

10.1

Sixth Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, effective as of February 12, 2015 by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC, Comdisco Ventures Fund B, LLC and Windspeed Acquisition Fund, L.P.

11.1	Statement re computation of net assets in liquidation per CDR and Common share (Filed herewith).
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

COMDISCO HOLDING COMPANY, INC.

Dated: February 13, 2015	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)