Form 10-Q
period 2015-03-31
COMDISCO HOLDING CO INC
filed 2015-05-14
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on April 30, 2015.

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

UNDER THE PLAN, THE COMPANY WAS CHARGED WITH, AND HAS BEEN, LIQUIDATING ITS ASSETS. WHILE THERE HAVE BEEN NO CHANGES EITHER TO THE PLAN, OR THE COMPANY’S OBLIGATIONS UNDER IT, THE COMPANY ADOPTED ASU 2013-07, LIQUIDATION BASIS OF ACCOUNTING AS OF OCTOBER 1, 2014 AND ACCORDINGLY DETERMINED THAT LIQUIDATION WAS IMMINENT. THEREFORE, EFFECTIVE OCTOBER 1, 2014, THE COMPANY APPLIED THE LIQUIDATION BASIS OF ACCOUNTING ON A PROSPECTIVE BASIS. THE LIQUIDATION BASIS OF ACCOUNTING REQUIRES THE COMPANY TO ESTIMATE NET CASH FLOWS FROM OPERATIONS AND TO ACCRUE ALL COSTS ASSOCIATED WITH IMPLEMENTING AND COMPLETING THE PLAN OF LIQUIDATION AND REQUIRES MANAGEMENT TO MAKE ESTIMATES THAT AFFECT THE AMOUNTS REPORTED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

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

Comdisco Holding Company, Inc.

Consolidated Statement of Net Assets in Liquidation as of March 31, 2015 (Liquidation Basis) (Unaudited)

(in thousands)

March 31, 2015 (Liquidation Basis) (Unaudited)
ASSETS
Cash and cash equivalents	$31,276
Cash – legally restricted	4,000
Receivable from securities sold	1,911
Equity investments	26
Assets held in trust for deferred compensation plan	507
Other assets	56
TOTAL ASSETS	$37,776

LIABILITIES
Contingent Distribution Rights Liability	$10,760
Accrued compensation	4,570
Accrued professional fees	1,914
Other accrued costs	1,016
Accrued liability for deferred compensation plan	507
Accrued estimated disposal costs of liquidation	588
Income taxes payable	101
TOTAL LIABILITIES	19,456
NET ASSETS IN LIQUIDATION	$18,320

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Changes in Net Assets in Liquidation – Three and six months ended March 31, 2015 (Liquidation Basis) (Unaudited)

(in thousands)

	Three Months Ended March 31, 2015 (Liquidation Basis) (Unaudited)	Six Months Ended March 31, 2015 (Liquidation Basis) (Unaudited)

Net assets in liquidation, beginning of period	$27,984	$28,158
Changes in net assets in liquidation
Change in other assets	(236)	(66)
Change to Contingent Distribution Rights Liability	126	228
Change in accrued liabilities	(148)	(174)
Change in accrued estimated disposal costs of liquidation	0	(420)
Change in equity investments	44	44
Liquidating distributions to Common Shareholders	(9,450)	(9,450)
Net (decrease) in net assets in liquidation	(9,664)	(9,838)
Net assets in liquidation, end of period	$18,320	$18,320

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Six months ended March 31, 2015 (Liquidation Basis) (Unaudited)

(in thousands)

Six Months Ended March 31, 2015 (Liquidation Basis) (Unaudited)

Cash flows from operating activities:
Equity investment proceeds net of sharing	$15,512
Bad debt recoveries, interest and other revenue	252
Selling, general and administrative expenses	(1,292)
Contingent Distribution Rights payments	(5,550)
Income tax payments	(200)

Net cash provided by operating activities	8,722

Cash flows from financing:
Dividends paid on Common Stock	(9,450)
Receipt of uncashed dividends	12

Net cash (used in) financing	(9,438)

Net decrease in cash and cash equivalents	(716)
Cash and cash equivalents at beginning of period	31,992

Cash and cash equivalents at end of period	$31,276

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

Comdisco Holding Company, Inc.

Consolidated Statement of Comprehensive Income – Three and six months ended March 31, 2014

(Going Concern Basis) (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31, 2014 (Going Concern Basis) (Unaudited)	Six Months Ended March 31, 2014 (Going Concern Basis) (Unaudited)
Revenue
Gain on sale of equity investments	$1,588	$1,590
Miscellaneous income	100	100
Interest income	15	43

Total revenue	1,703	1,733

Costs and expenses
Selling, general and administrative	688	1,350
Contingent Distribution Rights	287	686
Foreign exchange loss	151	312
Bad debt recoveries	(13)	(42)

Total costs and expenses	1,113	2,306

Net earnings (loss) before income taxes	590	(573)
Income tax (benefit)	(659)	(603)

Net earnings	1,249	30

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains (loss) arising during the period	(27)	1,585
Reclassification adjustment for gains included in earnings	(1,588)	(1,588)

Other comprehensive (loss)	(1,615)	(3)
Comprehensive income (loss)	$(366)	$27

Basic and diluted net loss per common share	$0.31	$0.01

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Six months ended March 31, 2014 (Going Concern Basis) (Unaudited)

(in thousands)

Six Months Ended March 31, 2014 (Going Concern Basis) (Unaudited)

Cash flows from operating activities:
Equity investment proceeds net of sharing	$1,590
Bad debt recoveries, interest and other revenue	86
Selling, general and administrative expenses	(1,142)
Income tax payments	(259)
Income tax receipts	733

Net cash provided by operating activities	1,008

Cash flows from investing activities:
Redemption of short-term investment	4,003

Net cash provided by investing activities	4,003

Effect of exchange rates on cash and cash equivalents	(35)

Net increase in cash and cash equivalents	4,976
Cash and cash equivalents at beginning of period	27,671

Cash and cash equivalents at end of period	$32,647

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Six months ended March 31, 2014 (Going Concern Basis) (Unaudited) - Continued

(in thousands)

Six Months Ended March 31, 2014 (Going Concern Basis) (Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$30

Adjustments to reconcile net earnings to net cash provided by operating activities:
Taxes payable and other tax balances	133
Change in Canadian income tax receivables/payables	(262)
Contingent Distribution Rights	686
Receivables	(88)
Selling, general and administrative expenses	208
Other, including foreign exchange	301

Net cash provided by operating activities	$1,008

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (In Liquidation) (Unaudited)

March 31, 2015

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

On November 6, 2014, the court scheduled a settlement conference for December 9, 2014.  On November 7, 2014, the court issued a briefing schedule.  On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal of the October 21, 2014 judgment and of an order entered on August 12, 2013.  On December 10, 2014, the court suspended the briefing schedule for all of the appeals filed and no new dates have been established as of the date of this filing.  Also, on November 20, 2014, the Federal SIP Defendants filed a Motion for Extension of Time to file Bills of Costs.  On December 4, 2014, the judge approved this motion and allowed the Federal SIP Defendants to file their Bills of Costs after all appeals have been completed.  As of the date of this filing, the settlement conference is still ongoing.

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

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).  During the quarter ended March 31, 2015, the Litigation Trust did not reach any settlements, which leaves the total number of promissory notes settled or otherwise resolved by the Litigation Trust at forty-one.

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

Going Concern Basis of Accounting – periods prior to October 1, 2014

The consolidated financial statements for the periods ended September 30, 2014 and March 31, 2014, were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Prior period financial results have not been restated under the liquidation basis of accounting.

Liquidation Basis of Accounting – periods beginning and subsequent to October 1, 2014

Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis in conformity with accounting principles generally accepted in the United States of America.  The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated financial statements and the related notes.  To the extent there are any changes in the Company’s October 1, 2014 initial estimates, there will be changes reflected in the Statement of Changes in Net Assets in Liquidation.   As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net Assets in Liquidation which is the amount expected to be available for eventual distribution to the common shareholders.  However, any cash distribution to the common shareholders during a fiscal quarter would be shown as a change in Net Assets in Liquidation during such fiscal quarter. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets.  It is anticipated that the Company will have reduced all of its assets to cash, determined its final CDR liability after the resolution of the pending SIP litigation, resolved its final federal and state tax obligations and made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan and completed all regulatory filings within the next few years. At that point, the Company will cease operations. The costs in liquidation will generally be incurred ratably over the remaining anticipated time frame. If the timing of any of these steps changes, the future accrued costs may change.  Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

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

In applying liquidation basis of accounting, the Company recognized a net increase of $2,947,000 in its estimated value of net assets in liquidation.

The net assets in liquidation as of the quarter ended March 31, 2015 would result in liquidating distributions of approximately $4.55 per common share.  This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the time period estimated to complete the plan of liquidation.  There is inherent uncertainty with these projections, and they could change materially based on the timing of the completion of all the steps necessary for the liquidation.

4.   Equity Investments

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group, who manages the Company’s equity investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed February 2004 management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and extended again effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized gains on the sale of equity investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.  The Company has received approximately $89,216,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $15,440,000 in management fees and sharing through March 31, 2015.

Marketable equity investments:

During April 2015, the Company discovered that it had received 1,499 shares in NxStage Medical, Inc., a publicly traded company.  The shares were received in 1999 as part of a product spinoff from a former customer who subsequently went out of business.  As of March 31, 2015, these shares were valued at approximately $26,000 before management sharing of approximately $4,000.  The Company is in the process of liquidating these shares.

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

Equity investments in private companies:

Under the going concern basis of accounting, the Company’s policy for assessing the carrying value of private company investments was, in consultation with Windspeed, to regularly review and estimate the fair value of such investments.  The Company also identified and recorded impairment losses on equity investments when market and customer specific events and circumstances indicated the carrying value might be impaired.  All write-downs were considered permanent impairments for financial reporting purposes.

As of March 31, 2015, the Company had no investments in private companies. The Company sold its last two preferred stock holdings in private companies during the quarter ended March 31, 2015 for $433,000 and received net proceeds of $368,000 after management sharing of $65,000.  See Note 9 of these Notes to Consolidated Financial Statement (In Liquidation) for the fair value disclosure.

5.   Income Taxes

As of March 31, 2015, the Company files a U.S. Federal income tax return and a State of Illinois income tax return.

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2011 through September 30, 2014.

Uncertain Tax Positions:

The Company has no uncertain tax positions included in the Company’s consolidated statement of net assets in liquidation.

6.   Other Assets

During the quarter ended September 30, 2014, it was announced that Ebates, Inc. (“Ebates”) would be acquired by Rakuten, Inc., a Japanese company (“Rakuten”).  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,144,000 in net proceeds and Windspeed received approximately $2,576,000 in management sharing.  The Company holds a $1,911,000 receivable from securities sold before management sharing as of March 31, 2015 related to the Ebates transaction.  Such proceeds are held in escrow under the terms of the merger documents until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

The Company holds legally restricted cash in the amount of $4,000,000 as of March 31, 2015 and September 30, 2014 which is an indemnification reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.

Assets held in trust for deferred compensation plan are assets that are held in a Rabbi Trust for the benefit of deferred employee compensation and are not available for distribution under the Plan.

Other assets on the consolidated statement of net assets in liquidation include such assets as estimated recoveries and estimated accrued interest income expected to be received before liquidation.

7.  Other Financial Information

The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s Bankruptcy court approved compensation plans. There is a separate liability representing the accrued liability for assets held in trust for the deferred compensation plan that was previously included in the accrued compensation liability as of September 30, 2014.

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

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of March 31, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,841 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  However, any impact of potential net distributions from the Litigation Trust on the CDR liability is not included because estimates are currently not determinable.

The Company made a CDR payment of approximately $5,550,000 paid on March 12, 2015.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated statements of net assets in liquidation as of the period ending March 31, 2015 and in the consolidated balance sheet as of the year ending September 30, 2014.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

	March 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Money market accounts	$31,119,000	$0	$0	$31,119,000
Equity Investments (A)	26,000	0	0	26,000
Assets held in trust for deferred compensation plan (C)	507,000	0	0	507,000

Total	$31,652,000	$0	$0	$31,652,000

	September 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Money market accounts	$31,791,000	$0	$0	$31,791,000
Equity Investments (B)	0	19,631,000	748,000	20,379,000
Assets held in trust for deferred compensation plan (C)	501,000	0	0	501,000

Total	$32,292,000	$19,631,000	$748,000	$52,671,000

(A)        As of March 31, 2015, all equity investments valued at Level 3 have been sold and the Company owned 1,499 shares in NxStage Medical, Inc. in Level 1 inputs.

(B)         As of September 30, 2014, equity investments for Level 2 and 3 were made up of stock in three privately held companies; FMV on a gross basis was $20,379,000 with management sharing of $2,965,000 and a net fair value balance of $17,414,000.

(C)         Assets held in trust for deferred compensation plan are made up of bonds, equity and money market funds that are actively traded.

These assets are held in a Rabbi Trust for the benefit of deferred employee compensation and are not available for distribution under the Plan.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the period ended March 31, 2015 and the year ended September 30, 2014 is as follows:

	Fair Value September 30, 2014	Realized	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value March 31, 2015
Level 3 only Equity Investments	$748,000	$ (433,000)	$ (315,000)	$0	$0	$0	$0	$ 0

	Fair Value September 30, 2013	Realized	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 2	Fair Value September 30, 2014
Level 3 only Equity Investments	$8,875,000	$ 0	$ 11,504,000	$0	$0	$0	$ (19,631,000)	$ 748,000

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

During the quarter ended March 31, 2015, the Company sold its last two preferred stock holdings in private companies.  The fair value of the Company’s private company investments was determined in consultation with Windspeed based on the market approach, including, but not limited to, pending offers to purchase the preferred stock holdings, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors were outside the control of the Company and were subject to significant volatility.

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

UNDER THE PLAN, THE COMPANY WAS CHARGED WITH, AND HAS BEEN, LIQUIDATING ITS ASSETS. WHILE THERE HAVE BEEN NO CHANGES EITHER TO THE PLAN, OR THE COMPANY’S OBLIGATIONS UNDER IT, THE COMPANY ADOPTED ASU 2013-07, LIQUIDATION BASIS OF ACCOUNTING AS OF OCTOBER 1, 2014 AND ACCORDINGLY, DETERMINED THAT LIQUIDATION WAS IMMINENT. THEREFORE, EFFECTIVE OCTOBER 1, 2014, THE COMPANY APPLIED THE LIQUIDATION BASIS OF ACCOUNTING ON A PROSPECTIVE BASIS.  THE LIQUIDATION BASIS OF ACCOUNTING REQUIRES THE COMPANY TO ESTIMATE NET CASH FLOWS FROM OPERATIONS AND TO ACCRUE ALL COSTS ASSOCIATED WITH IMPLEMENTING AND COMPLETING THE PLAN OF LIQUIDATION AND REQUIRES MANAGEMENT TO MAKE ESTIMATES THAT AFFECT THE AMOUNTS REPORTED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

THE COMPANY FILED, ON AUGUST 12, 2004, A CERTIFICATE OF DISSOLUTION WITH THE SECRETARY OF STATE OF THE STATE OF DELAWARE TO FORMALLY EXTINGUISH COMDISCO HOLDING COMPANY, INC.’S CORPORATE EXISTENCE WITH THE STATE OF DELAWARE EXCEPT FOR THE PURPOSE OF COMPLETING THE WIND-DOWN CONTEMPLATED BY THE PLAN.

General

Wind-Down of Operations

Since emerging from Chapter 11 bankruptcy proceedings on August 12, 2002, the Company has, pursuant to the Plan, focused on the monetization of its remaining assets. Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company’s future performance.  Capitalized terms used but not defined in this section shall have the meanings as defined in the Plan.  Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis.

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

During the quarter ended March 31, 2015, the Company’s estimated net assets in liquidation decreased by $9,664,000.  The primary reasons for the decrease in net assets were due to a dividend payment of approximately $9,450,000 made on March 12, 2015 and various changes in the estimated liquidation value of other assets.

The Company’s operations continued to wind-down during the three months ended March 31, 2015. The Company’s assets at March 31, 2015 consisted primarily of cash and cash-equivalents, receivable from securities sold and other assets.  The timing and amount of receipt, if any, of such other assets are uncertain.

Equity Investments: The Company sold its last two preferred stock holdings in private companies during the quarter ended March 31, 2015 for $433,000 and received net proceeds of $368,000 after management sharing of $65,000. Beginning October 1, 2014, these investments were carried at the liquidation basis of accounting in the Company’s consolidated statement of net assets in liquidation.  During April 2015, the Company discovered that it had received 1,499 shares in NxStage Medical, Inc., a publicly traded company.  The shares were received in 1999 as part of a product spinoff from a former customer who subsequently went out of business.  As of March 31, 2015, these shares were valued at approximately $26,000 before management sharing of approximately $4,000.  The Company is in the process of liquidating these shares.  See Notes 4 and 9 of Notes to Consolidated Financial Statements (in Liquidation).

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group, which the Company engaged in February 2004 to manage the Company’s equity investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.

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

The following table summarizes the changes in the estimated value of the Company’s equity investments since September 30, 2014 (in thousands):

	Private Companies (1) (2)	Public Companies (2) (3)
September 30, 2014 estimated gross realizable value	$20,379	$0
Realized (4)	(20,064)	0
Increase (decrease) in net unrealized estimated value	(315)	26

March 31, 2015 estimated gross realizable value	$0	$26

(1)	The Company sold its last two preferred stock holdings in private companies during the quarter ended March 31, 2015 for $433,000.

(2)	Fair market value is shown on a gross basis (prior to payment of management sharing to Windspeed pursuant to the extended management agreement).

(3)	The Company owned 1,499 shares of NxStage Medical, Inc. as of March 31, 2015.

(4)

Of the total realized amount from the Ebates, Inc. (“Ebates”) transaction of $19,631,000: the Company received cash proceeds after sharing of $15,144,000; $2,576,000 has been paid to Windspeed; the remaining amount due is $1,911,000, before management sharing, and is held in escrow until January 2016 in a receivable for securities sold.

Collections and recoveries: As of March 31, 2015, the Company has no significant potential collections and recoveries.  Prior recoveries involved former lessees or debtors now in bankruptcy and against whom the Company has filed and was pursuing claims to maximize its recoveries.  The Company’s cost basis in these accounts was nominal.  Additionally, the Company, periodically, recovers unclaimed property from various states.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis.   As such, the preparation of the fiscal year 2015 financial statements are under the liquidation basis of accounting which requires management to use estimates that affect reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated statement of net assets in liquidation.

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

The Company believes the following to be the most critical judgment area in the application of its accounting policies:

•                      Future Cash Inflows and Future Costs: As of October 1, 2014, the Company has adopted the liquidation basis of accounting on a prospective basis which requires the estimation of and accrual of all projected future cash inflows and future costs associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated statements of net assets in liquidation and the related notes. Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

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

With the adoption of the liquidation basis of accounting, the impact of the Ebates transaction was included in the Cumulative Effect of Accounting Change. The amount included reflected the estimated cash that would be received as of the date of adoption.  See Note 3 of Notes to Consolidated Financial Statements (In Liquidation).

Results of Operations

Due to the adoption of the liquidation basis of accounting as of October 1, 2014, the comparability of results of operations of current year periods to prior year periods is limited.  Under the liquidation basis of accounting, the Company is required to present a statement of net assets in liquidation (which replaces the balance sheet) and a statement of changes in net assets in liquidation (which replaces the income statement).  To the extent there are any changes in the Company’s October 1, 2014 initial estimates, there will be changes reflected in the Statement of Changes in Net Assets in Liquidation.   As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net Assets in Liquidation which is the amount expected to be available for eventual distribution to the common shareholders.  However, any cash distribution to the common shareholders during a fiscal quarter would be shown as a change in Net Assets in Liquidation during such fiscal quarter.

Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended March 31, 2015

	Three months ended March 31, 2015 (Liquidation Basis) (Unaudited)	Explanation of Change

Net assets in liquidation, beginning of period	$27,984
Changes in net assets in liquidation
Change in other assets	(236)	(A)
Change to Contingent Distribution Rights Liability	126	(B)
Change in accrued liabilities	(148)	(C)
Change in accrued estimated disposal costs of liquidation	0
Change to equity investments	44
Liquidating distributions to Common Shareholders	(9,450)	(D)
Net (decrease) in net assets in liquidation	(9,664)
Net assets in liquidation, end of period	$18,320

(A)       Reduction in estimated future other assets.

(B)       Reduction to the CDR liability in the three months ended March 31, 2015 is a result of lower estimated other assets, lower net proceeds from the sale of equity investments and higher accrued liabilities for estimated future travel and legal fees.

(C) Increase in accrued liabilities for estimated future travel and legal fees.

(D)       The Company paid a liquidating distribution to Common Shareholders on March 12, 2015 for approximately $9,450,000.

Changes in Net Assets in Liquidation (Liquidation Basis) for the six months ended March 31, 2015

	Six months ended March 31, 2015 (Liquidation Basis) (Unaudited)	Explanation of Change

Net assets in liquidation, beginning of period	$28,158
Changes in net assets in liquidation
Change in other assets	(66)
Change to Contingent Distribution Rights Liability	228	(A)
Change in accrued liabilities	(174)	(B)
Change in accrued estimated disposal costs of liquidation	(420)	(C)
Change in equity investments	44
Liquidating distributions to Common Shareholders	(9,450)	(D)
Net (decrease) in net assets in liquidation	(9,838)
Net assets in liquidation, end of period	$18,320

(A)   Reduction to the CDR liability in the six months ended March 31, 2015 is a result of lower estimated other assets, lower net proceeds from the sale of equity investments, higher accrued estimated record storage and disposal costs in the liquidation and higher accrued liabilities for travel and legal fees.

(B)  Increase in accrued liabilities for estimated future travel and legal fees.

(C)       Increase in the accrued estimated record storage and disposal costs in the liquidation is a result of the projected additional length of time to store and then ultimately dispose of the paper records and electronic records.

(D)       The Company paid a liquidating distribution to Common Shareholders on March 12, 2015 for approximately $9,450,000.

Income Taxes

As of March 31, 2015, the Company has an income tax payable recorded for approximately $101,000, driven by the Federal Alternative Minimum Tax due on the estimated full year taxable income.

Net Assets in Liquidation

As of March 31, 2015, net assets in liquidation were approximately $18,320,000, or $4.55 per common share.

Net earnings (Going Concern)

Net earnings were approximately $1,249,000, or $0.31 per share-basic and diluted, for the three months ended March 31, 2014.  Net earnings were approximately $30,000, or $0.01 per share-basic and diluted, for the six months ended March 31, 2014.

Off-Balance Sheet Arrangements

The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that could be expected to have a material current or future effect upon the Company’s financial condition or results of operations.

Liquidity and Capital Resources

The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated financial statements in liquidation and the related notes.  Actual results could differ from these estimates and may affect net assets in liquidation and actual cash flows.

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

At March 31, 2015, the Company had unrestricted cash and cash equivalents of approximately $31,276,000, which represents a decrease of approximately $716,000 compared to September 30, 2014.  Net cash provided by operating activities for the six months ended March 31, 2015 was approximately $8,722,000.  Net cash used in financing activities for the six months ended March 31, 2015 was approximately $9,438,000 for the payment of dividends.

During the six months ended March 31, 2015, approximately $15,512,000 in proceeds were generated from the sales of Equity Investments and approximately $252,000 was received from bad debt recoveries, interest income and other inflows.  The Company’s cash expenditures were primarily operating expenses of approximately $1,292,000 (principally professional services and employee compensation).  The Company paid $131,000 to the Internal Revenue Service and paid $69,000 to the Illinois Department of Revenue.  The Company made payments to CDR holders in the amount of $5,550,000.

The Company’s current and future liquidity depends on cash on hand and may be augmented by receipt of funds held in escrow from the sale of equity investments, other equity investments, recoveries, if any, and interest income.  The Company expects its cash on hand to be sufficient to fund operations and to meet its obligations (including its obligation to make distributions to its common stockholders and make payments to CDR holders) under the Plan.

Dividends

On February 20, 2015, the Company issued a press release announcing that its Board of Directors had declared a cash dividend of $2.3455 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $9,450,000).  This was paid on March 12, 2015 to common stockholders of record as of March 2, 2015.  Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability and as an operating expense.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  However, as of March 31, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,841 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  However, any impact of potential net distributions from the Litigation Trust on the CDR liability is not included because estimates are currently not determinable.

CDR Payment

On February 20, 2015 the Company announced that it would make a cash payment of $0.03739 per CDR, (an aggregate payment of approximately $5,550,000).   This was paid on March 12, 2015 to CDR holders of record as of March 2, 2015.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

COMDISCO HOLDING COMPANY, INC.

Dated: May 14, 2015	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)