Form 10-Q
period 2015-06-30
COMDISCO HOLDING CO INC
filed 2015-08-13
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on July 31, 2015.

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

ITEM 1.        FINANCIAL STATEMENTS

The Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002. The purpose of the Company is to sell, collect or otherwise reduce to money in an orderly manner the remaining assets of the corporation. Pursuant to the Company’s First Amended Joint Plan of Reorganization (the “Plan”) and restrictions contained in the Company’s Certificate of Incorporation (the “Certificate”), the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Accordingly, it is anticipated that the Company will have reduced all of its assets to cash and made distributions of all available cash to holders of its common stock and contingent distribution rights (“CDRs”) in the manner and priorities set forth in the Plan within the next few years.  At that point, the Company will cease operations and no further distributions will be made.

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

Comdisco Holding Company, Inc.

Consolidated Statement of Net Assets in Liquidation as of June 30, 2015 (Liquidation Basis) (Unaudited)

(in thousands)

June 30, 2015 (Liquidation Basis) (Unaudited)
ASSETS
Cash and cash equivalents	$30,671
Cash – legally restricted	4,000
Receivable from securities sold	1,911
Assets held in trust for deferred compensation plan	505
Other assets	84
TOTAL ASSETS	$37,171

LIABILITIES
Contingent Distribution Rights Liability	$10,779
Accrued compensation	4,326
Accrued professional fees	1,613
Other accrued costs	956
Accrued liability for deferred compensation plan	505
Accrued estimated disposal costs of liquidation	588
Income taxes payable	50
TOTAL LIABILITIES	18,817
NET ASSETS IN LIQUIDATION	$18,354

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Changes in Net Assets in Liquidation – Three and nine months ended June 30, 2015 (Liquidation Basis) (Unaudited)

(in thousands)

	Three Months Ended June 30, 2015 (Liquidation Basis) (Unaudited)	Nine Months Ended June 30, 2015 (Liquidation Basis) (Unaudited)

Net assets in liquidation, beginning of period	$18,320	$28,158
Changes in net assets in liquidation
Change in other assets	37	(29)
Change in Contingent Distribution Rights Liability	(19)	209
Change in accrued liabilities	20	(154)
Change in accrued estimated disposal costs of liquidation	0	(420)
Change in equity investments	(4)	40
Liquidating distribution to Common Stockholders	0	(9,450)
Net increase (decrease) in net assets in liquidation	34	(9,804)
Net assets in liquidation, end of period	$18,354	$18,354

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Nine months ended June 30, 2015 (Liquidation Basis) (Unaudited)

(in thousands)

Nine Months Ended June 30, 2015 (Liquidation Basis) (Unaudited)

Cash flows from operating activities:
Equity investment proceeds net of sharing	$15,532
Bad debt recoveries, interest and other revenue	261
Selling, general and administrative expenses	(1,875)
Contingent Distribution Rights payments	(5,550)
Income tax payments	(251)

Net cash provided by operating activities	8,117

Cash flows from financing:
Dividends paid on Common Stock	(9,450)
Receipt of uncashed dividends	12

Net cash used in financing	(9,438)

Net decrease in cash and cash equivalents	(1,321)
Cash and cash equivalents at beginning of period	31,992

Cash and cash equivalents at end of period	$30,671

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

Comdisco Holding Company, Inc.

Consolidated Statement of Comprehensive Income – Three and nine months ended June 30, 2014

(Going Concern Basis) (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2014 (Going Concern Basis) (Unaudited)	Nine Months Ended June 30, 2014 (Going Concern Basis) (Unaudited)
Revenue
Gain on sale of equity investments	$0	$1,590
Miscellaneous income	0	100
Interest income	11	54

Total revenue	11	1,744

Costs and expenses
Selling, general and administrative	575	1,925
Contingent Distribution Rights	(827)	(141)
Foreign exchange loss	0	312
Bad debt recoveries	(421)	(463)

Total costs and expenses	(673)	1,633

Net earnings before income taxes	684	111
Income tax expense (benefit)	51	(552)

Net earnings	633	663

Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period	2	1,587
Reclassification adjustment for gains included in earnings	0	(1,588)

Other comprehensive income (loss)	2	(1)
Comprehensive income	$635	$662

Basic and diluted net earnings per common share	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Nine months ended June 30, 2014 (Going Concern Basis) (Unaudited)

(in thousands)

Nine Months Ended June 30, 2014 (Going Concern Basis) (Unaudited)

Cash flows from operating activities:
Equity investment proceeds net of sharing	$1,590
Bad debt recoveries, interest and other revenue	613
Selling, general and administrative expenses	(1,695)
Income tax payments	(354)
Income tax receipts	733

Net cash provided by operating activities	887

Cash flows from investing activities:
Redemption of short-term investment	4,003

Net cash provided by investing activities	4,003

Effect of exchange rates on cash and cash equivalents	(35)

Net increase in cash and cash equivalents	4,855
Cash and cash equivalents at beginning of period	27,671

Cash and cash equivalents at end of period	$32,526

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Nine months ended June 30, 2014 (Going Concern Basis) (Unaudited) - Continued

(in thousands)

Nine Months Ended June 30, 2014 (Going Concern Basis) (Unaudited)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$663

Adjustments to reconcile net earnings to net cash provided by operating activities:
Taxes payable and other tax balances	89
Change in Canadian income tax receivables/payables	(262)
Contingent Distribution Rights	(141)
Receivables	10
Selling, general and administrative expenses	230
Other, including foreign exchange	298

Net cash provided by operating activities	$887

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (In Liquidation) (Unaudited)

June 30, 2015

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

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013.  On October 21, 2014, the judge entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the promissory notes were void and unenforceable.

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

On December 10, 2014, the court suspended the briefing schedule for all of the appeals filed.  Subsequently, on July 10, 2015, the court issued a briefing schedule starting August 17, 2015 and ending October 28, 2015.

State SIP Lawsuits:  After a series of hearings, motions and counter-motions, amended pleadings and individual bankruptcies and settlements, the remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order (the “Stipulation”) which, among other things, stays the trials in the state cases pending the resolution and any appeal of the trial in the federal cases.  On August 12, 2013, the Stipulation was approved by Judge Tailor.  On December 30, 2014, Judge Tailor placed all state cases on the Law Division Stay Calendar.  The pending fraudulent conveyance actions filed by the litigation trustee against certain State SIP Defendants were continued to November 3, 2015 for a status hearing.

On July 26, 2013, Nisen and Elliott, LLC, an outside legal firm for the Company, filed a Petition to Intervene and a Motion for Protective Order in the state cases in order to preserve the Company’s attorney-client work product privilege in that litigation.  Due to the state cases being placed on the Law Division Stay Calendar, this motion will not be heard until the state cases are removed from the Law Division Stay Calendar and returned back to Judge Tailor.

Litigation Trust Reports: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).  During the quarter ended June 30, 2015, the Litigation Trust did not reach any settlements, which leaves the total number of promissory notes settled or otherwise resolved by the Litigation Trust at forty-one.

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

Going Concern Basis of Accounting – periods prior to October 1, 2014

The consolidated financial statements for the periods ended September 30, 2014 and June 30, 2014, were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Prior period financial results have not been restated under the liquidation basis of accounting.

Liquidation Basis of Accounting – periods beginning and subsequent to October 1, 2014

Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis in conformity with accounting principles generally accepted in the United States of America.  The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated financial statements and the related notes.  To the extent there are any changes in the Company’s October 1, 2014 initial estimates, there will be changes reflected in the Statement of Changes in Net Assets in Liquidation.   As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net Assets in Liquidation which is the amount expected to be available for eventual distribution to the common stockholders.  However, any cash distribution to the common stockholders during a fiscal quarter would be shown as a change in Net Assets in Liquidation during such fiscal quarter.

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

3.  Cumulative Effect of Accounting Change/Net Assets in Liquidation

The following is a reconciliation of Stockholder’s Equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of October 1, 2014 (in thousands):

Stockholder’s Equity as of September 30, 2014	$25,211
Increase due to estimated net realizable value of equity investments	19,349
Increase due to estimated net realizable value of other assets	157
Increase for CDR liability	(6,101)
Liability for accrued compensation	(4,086)
Liability for accrued professional fees	(4,623)
Liability for accrued other costs	(1,349)
Income taxes payable	(232)
Liability for estimated disposal costs of liquidation	(168)
Adjustment to reflect the change to the liquidation basis of accounting	2,947
Estimated value of net assets in liquidation as of October 1, 2014	$28,158

In applying liquidation basis of accounting, the Company recognized a net increase of $2,947,000 in its estimated value of net assets in liquidation.

The net assets in liquidation as of June 30, 2015 have been reduced to $18,354,000 primarily due to a liquidating distribution during the nine months ended June 30, 2015.  Therefore, the future liquidating distribution would be approximately $4.56 per common share.  This estimate of the liquidating distribution includes projections of costs and expenses to be incurred during the time period estimated to complete the plan of liquidation.  There is inherent uncertainty with these projections, and they could change materially based on the timing of the completion of all the steps necessary for the liquidation.

4.   Equity Investments

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group, who manages the Company’s equity investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed February 2004 management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and extended again effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized gains on the sale of equity investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.  The Company has received approximately $89,239,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $15,444,000 in management fees and sharing through June 30, 2015.

Marketable equity investments:

During April 2015, the Company discovered that it had received 1,499 shares in NxStage Medical, Inc., a publicly traded company.  The shares were received in 1999 as part of a product spinoff from a former customer who subsequently went out of business.  During the quarter ended June 30, 2015, these shares were sold for approximately $22,600 before Windspeed management sharing of approximately $3,400.  As of June 30, 2015, the Company does not own any shares in publicly traded companies.

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

As of June 30, 2015, the Company had no investments in private companies. The Company sold its last two preferred stock holdings in private companies during the nine months ended June 30, 2015 for $433,000 and received net proceeds of $368,000 after Windspeed management sharing of $65,000.  See Note 9 of these Notes to Consolidated Financial Statement (In Liquidation) for the fair value disclosure.

5.   Income Taxes

As of June 30, 2015, the Company files a U.S. Federal income tax return and a State of Illinois income tax return.

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2012 through September 30, 2014.

Uncertain Tax Positions:

The Company has no uncertain tax positions included in the Company’s consolidated statement of net assets in liquidation.

6.   Other Assets

During the quarter ended September 30, 2014, it was announced that Ebates, Inc. (“Ebates”) would be acquired by Rakuten, Inc., a Japanese company (“Rakuten”).  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,144,000 in net proceeds and Windspeed received approximately $2,576,000 in management sharing.  The Company holds a $1,911,000 receivable from securities sold before Windspeed management sharing as of June 30, 2015 related to the Ebates transaction.  Such proceeds are held in escrow under the terms of the merger documents until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

The Company holds legally restricted cash in the amount of $4,000,000 as of June 30, 2015 and September 30, 2014 which is an indemnification reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.

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

The liability for accrued professional fees includes projected future costs for outside counsel for the corporate, bankruptcy, liquidation and SEC requirements, outside accounting and audit services, consulting fees, Windspeed management sharing and corporate bankruptcy required work.

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

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of June 30, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,840 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

The Company made a CDR payment of approximately $5,550,000 during the nine months ended June 30, 2015.

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated statements of net assets in liquidation as of the period ending June 30, 2015 and in the consolidated balance sheet as of the year ending September 30, 2014.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

	June 30, 2015
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Money market accounts	$30,546,000	$0	$0	$30,546,000
Equity Investments (A)	0	0	0	0
Assets held in trust for deferred compensation plan (C)	505,000	0	0	505,000

Total	$31,051,000	$0	$0	$31,051,000

	September 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value

Assets
Money market accounts	$31,791,000	$0	$0	$31,791,000
Equity Investments (B)	0	19,631,000	748,000	20,379,000
Assets held in trust for deferred compensation plan (C)	501,000	0	0	501,000

Total	$32,292,000	$19,631,000	$748,000	$52,671,000

(A)        As of June 30, 2015, all equity investments have been sold.

(B)         As of September 30, 2014, equity investments for Level 2 and 3 were made up of stock in three privately held companies; FMV on a gross basis was $20,379,000 with Windspeed management sharing of $2,965,000 and a net fair value balance of $17,414,000.

(C)         Assets held in trust for deferred compensation plan are made up of bonds, equity and money market funds that are actively traded.

These assets are held in a Rabbi Trust for the benefit of deferred employee compensation and are not available for distribution under the Plan.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the period ended June 30, 2015 and the year ended September 30, 2014 is as follows:

			Change in	Decrease due		Decrease in	Decrease due
	Fair Value		Unrealized	to	Increase due to	cost	to	Fair Value
	September 30,	Realized	Estimated	impairment	purchase	basis	transfer from	June
	2014		Value	of assets	of shares	due to sale	Level 3 to	30, 2015
Level 1
Level 3 only Equity Investments	$748,000	$ (433,000)	$ (315,000)	$0	$0	$0	$0	$ 0

			Change in	Decrease due		Decrease in	Decrease due
	Fair Value		Unrealized	to	Increase due to	cost	to	Fair Value
	September 30,	Realized	Estimated	impairment	purchase of	basis	transfer from	September
	2013		Value	of assets	shares	due to sale	Level 3 to	30, 2014
Level 2
Level 3 only Equity Investments	$8,875,000	$ 0	$ 11,504,000	$0	$0	$0	$ (19,631,000)	$ 748,000

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

The Company does not own any preferred stock holdings in private companies.  Previously, the fair value of the Company’s private company investments was determined in consultation with Windspeed based on the market approach, including, but not limited to, pending offers to purchase the preferred stock holdings, quoted trading levels for publicly-traded securities in similar industries and/or markets, industry and company multiples, industry acceptance in the market place, liquidity discounts due to lock ups, estimated revenue, and customer, product and market share growth by the respective companies in the portfolio. Substantially all of these factors were outside the control of the Company and were subject to significant volatility.

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

The Company emerged from Chapter 11 bankruptcy proceedings on August 12, 2002. The purpose of the Company is to sell, collect or otherwise reduce to money in an orderly manner the remaining assets of the corporation. Pursuant to the Company’s First Amended Joint Plan of Reorganization (the “Plan”) and restrictions contained in the Company’s Certificate of Incorporation (the “Certificate”), the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose. Accordingly, it is anticipated that the Company will have reduced all of its assets to cash and made distributions of all available cash to holders of its common stock and contingent distribution rights (“CDRs”) in the manner and priorities set forth in the Plan within the next few years.  At that point, the Company will cease operations and no further distributions will be made.

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

The Company has reduced, and expects to continue to reduce, the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. As of the date of this filing, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence on August 12, 2002.  Three to four consultants periodically assist the Company on a consulting basis.

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

During the quarter ended June 30, 2015, the Company’s estimated net assets in liquidation increased by $34,000.  The increase is a result of lower estimated future legal fees and increases in the estimated liquidation value of other assets.

The Company’s operations continued to wind-down during the three months ended June 30, 2015. The Company’s assets at June 30, 2015 consisted primarily of cash and cash-equivalents, receivable from securities sold and other assets.  The timing and amount of receipt, if any, of such other assets are uncertain.

Equity Investments: The Company sold its last two preferred stock holdings in private companies during the nine months ended June 30, 2015 for $433,000 and received net proceeds of $368,000 after Windspeed management sharing of $65,000. Beginning October 1, 2014, these investments were carried at the liquidation basis of accounting in the Company’s consolidated statement of net assets in liquidation.  During April 2015, the Company discovered that it had received 1,499 shares in NxStage Medical, Inc., a publicly traded company.  The shares were received in 1999 as part of a product spinoff from a former customer who subsequently went out of business.  During the quarter ended June 30, 2015, these shares were sold for approximately $22,600 before Windspeed management sharing of approximately $3,400.  As of June 30, 2015, the Company does not own any shares in publicly traded companies.  See Notes 4 and 9 of Notes to Consolidated Financial Statements (in Liquidation).

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

The following table summarizes the changes in the estimated value of the Company’s equity investments since September 30, 2014 (in thousands):

	Private Companies (1) (2)	Public Companies (2) (3)
September 30, 2014 estimated gross realizable value	$20,379	$0
Realized (4)	(20,064)	(23)
Increase (decrease) in net unrealized estimated value	(315)	23

June 30, 2015 estimated gross realizable value	$0	$0

(1)	The Company sold its last three preferred stock holdings in private companies during the nine months ended June 30, 2015.

(2)	Fair market value is shown on a gross basis (prior to payment of management sharing to Windspeed pursuant to the extended management agreement).

(3)	The Company sold 1,499 shares of NxStage Medical, Inc. during the quarter ended June 30, 2015.

(4)

Of the total realized amount from the Ebates, Inc. (“Ebates”) transaction of $19,631,000: the Company received cash proceeds after Windspeed sharing of $15,144,000; $2,576,000 has been paid to Windspeed; the remaining amount due is $1,911,000, before Windspeed management sharing, and is held in escrow until January 2016 in a receivable for securities sold.

Collections and recoveries: As of June 30, 2015, the Company had no significant potential collections and recoveries.  Prior recoveries involved former lessees or debtors now in bankruptcy and against whom the Company has filed and was pursuing claims to maximize its recoveries.  The Company’s cost basis in these accounts was nominal.  Additionally, the Company, periodically, recovers unclaimed property from various states.

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

On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,144,000 in net proceeds and Windspeed received approximately $2,576,000 in management sharing.  The remaining amount due is approximately $1,911,000, before Windspeed management sharing, and is held in a receivable from securities sold on the consolidated statement of net assets in liquidation.  Such proceeds are held in escrow under the terms of the merger documents until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

With the adoption of the liquidation basis of accounting, the impact of the Ebates transaction was included in the Cumulative Effect of Accounting Change. The amount included reflected the estimated cash that would be received as of the date of adoption.  See Note 3 of Notes to Consolidated Financial Statements (In Liquidation).

Results of Operations

Due to the adoption of the liquidation basis of accounting as of October 1, 2014, the comparability of results of operations of current year periods to prior year periods is limited.  Under the liquidation basis of accounting, the Company is required to present a statement of net assets in liquidation (which replaces the balance sheet) and a statement of changes in net assets in liquidation (which replaces the income statement).  To the extent there are any changes in the Company’s October 1, 2014 initial estimates, there will be changes reflected in the Statement of Changes in Net Assets in Liquidation.  As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net Assets in Liquidation which is the amount expected to be available for eventual distribution to the common stockholders.  However, any cash distribution to the common stockholders during a fiscal quarter would be shown as a change in Net Assets in Liquidation during such fiscal quarter.

Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2015

	Three months ended June 30, 2015 (Liquidation Basis) (Unaudited)	Explanation of Change

Net assets in liquidation, beginning of period	$18,320
Changes in net assets in liquidation
Change in other assets	37	(A)
Change in Contingent Distribution Rights Liability	(19)	(B)
Change in accrued liabilities	20	(C)
Change in accrued estimated disposal costs of liquidation	0
Change in equity investments	(4)
Liquidating distribution to Common Stockholders	0
Net increase in net assets in liquidation	34
Net assets in liquidation, end of period	$18,354

(A)       Increase in estimated future accrued interest income.

(B)       Increase to the CDR liability in the three months ended June 30, 2015 is a result of higher estimated other assets and lower accrued liabilities for estimated legal fees.

(C) Decrease in accrued liabilities for lower estimated future legal fees.

Changes in Net Assets in Liquidation (Liquidation Basis) for the nine months ended June 30, 2015

	Nine months ended June 30, 2015 (Liquidation Basis) (Unaudited)	Explanation of Change

Net assets in liquidation, beginning of period	$28,158
Changes in net assets in liquidation
Change in other assets	(29)
Change in Contingent Distribution Rights Liability	209	(A)
Change in accrued liabilities	(154)	(B)
Change in accrued estimated disposal costs of liquidation	(420)	(C)
Change in equity investments	40
Liquidating distribution to Common Stockholders	(9,450)	(D)
Net (decrease) in net assets in liquidation	(9,804)
Net assets in liquidation, end of period	$18,354

(A)   Reduction to the CDR liability in the nine months ended June 30, 2015 is a result of lower estimated other assets, lower net proceeds from the sale of equity investments, higher accrued estimated record storage and disposal costs in the liquidation and higher accrued liabilities for travel and legal fees.

(B)  Increase in accrued liabilities for estimated future travel and legal fees.

(C)       Increase in the accrued estimated record storage and disposal costs in the liquidation is a result of the projected additional length of time to store and then ultimately dispose of the paper records and electronic records.

(D)       The Company paid a liquidating distribution to Common Stockholders on March 12, 2015 for approximately $9,450,000.

Income Taxes

As of June 30, 2015, the Company has an income tax payable recorded for approximately $50,000, driven by the Federal Alternative Minimum Tax due on the estimated full year taxable income.

Net Assets in Liquidation

As of June 30, 2015, net assets in liquidation were approximately $18,354,000, or $4.56 per common share.

Net earnings (Going Concern)

Net earnings were approximately $633,000, or $0.16 per share-basic and diluted, for the three months ended June 30, 2014.  Net earnings were approximately $663,000, or $0.16 per share-basic and diluted, for the nine months ended June 30, 2014.

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

At June 30, 2015, the Company had unrestricted cash and cash equivalents of approximately $30,671,000, which represents a decrease of approximately $1,321,000 compared to September 30, 2014.  Net cash provided by operating activities for the nine months ended June 30, 2015 was approximately $8,117,000.  Net cash used in financing activities for the nine months ended June 30, 2015 was approximately $9,438,000 for the payment of dividends.

During the nine months ended June 30, 2015, approximately $15,532,000 in proceeds were generated from the sales of Equity Investments and approximately $261,000 was received from bad debt recoveries, interest income and other inflows.  The Company’s cash expenditures were primarily operating expenses of approximately $1,875,000 (principally professional services and employee compensation).  The Company paid $176,000 to the Internal Revenue Service and paid $75,000 to the Illinois Department of Revenue.  The Company made payments to CDR holders in the amount of $5,550,000.

The Company’s current and future liquidity depends on cash on hand and may be augmented by receipt of funds held in escrow from the sale of equity investments, recoveries, if any, and interest income.  The Company expects its cash on hand to be sufficient to fund operations and to meet its obligations (including its obligation to make distributions to its common stockholders and make payments to CDR holders) under the Plan.

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

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc.  However, as of June 30, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,840 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

COMDISCO HOLDING COMPANY, INC.

Dated: August 13, 2015	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)