Form 10-K
period 2015-09-30
COMDISCO HOLDING CO INC
filed 2015-12-09
CIK 1179484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $6,100,000 based on its closing price per share of $6.45 on March 31, 2015. On March 31, 2015, there were 4,028,951 shares of common stock outstanding. No officer or director beneficially held shares of the Company’s Common Stock as of December 3, 2015. Shareholders who owned 5 percent or more of the outstanding common stock at that time have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at December 3, 2015
Common Stock, par value $0.01 per share	4,028,951

DOCUMENTS INCORPORATED BY REFERENCE: NONE

COMDISCO HOLDING COMPANY, INC.

2015 ANNUAL REPORT ON FORM 10-K

2015 ANNUAL REPORT ON FORM 10-K

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

The Company is currently projecting December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: finalized the settlement of the SIP, received the projected escrow funds from the Ebates transaction, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shortened or lengthened by other intervening matters not currently known to management.

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

The Company expects net cash provided by operating activities to continue to decrease until the completion of the wind down of its operations.  The Company also expects operating expenses to continue as it pursues its business purpose under the Plan.  Therefore, comparisons of quarter-to-quarter or year-to-year results of operations should not be relied upon as an indication of the Company’s future performance.

The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.  As of December 3, 2015, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Three to four consultants periodically assist the Company on a consulting basis.

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

Pursuant to a Bankruptcy court order dated March 27, 2003, approximately 4,388,000 CDRs were held by the Company’s transfer agent and any distributions relating to these rights are held by the estate of Comdisco, Inc., pending resolution of the Class C-5A Claims related to the shares purchased pursuant to Comdisco, Inc.’s Shared Investment Plan (the “SIP”). Approximately 2,836,000 of the CDRs related to Class C-5A have been assigned to the Litigation Trust (as defined in the Plan) either in conjunction with settlements achieved with certain of the Federal or State SIP Defendants (as defined below), or turned over to the litigation trustee pursuant to an order entered by a Federal Court authorizing turnover of CDR assets.  Approximately 868,000 CDRs were assigned to individuals or other trustees.  Additionally, 92,000 CDRs related to Class C-5A Claims have been cancelled during the bankruptcy by the Company.  The balance of approximately 592,000 CDRs are currently being held by the Company’s transfer agent and any distributions relating to these rights are being held by the estate of Comdisco, Inc.

In furtherance of the settlement evidenced by the Global Settlement Agreement (described in SIP Litigation) and as reported in the final report of the litigation trustee filed on October 6, 2015 in the Bankruptcy court, the Company will purchase from the litigation trustee approximately 3,000,000 CDRs and 26 shares of common stock acquired by the litigation trustee during the course of the SIP Litigation (the “Assigned Assets”). The Company will purchase the Assigned Assets at discounted prices of approximately $0.06898 per CDR and $4.33 per share of common stock, respectively. Shortly thereafter, the Company intends to cancel such acquired CDRs and shares of common stock.

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

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On March 27, 2014 the post-trial briefing was completed by the parties. The judge heard oral arguments on April 16, 2014 and took the matter under advisement and would alert the parties when he came to either a partial or complete decision.  On October 21, 2014, the judge orally ruled and entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling and judgment was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the judge ruled that the promissory notes were void and unenforceable.  On October 29, 2014, the litigation trustee filed an appeal of the judgment to the United States Court of Appeals for the Seventh Circuit.  On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal of the October 21, 2014 judgment and of an order entered on August 12, 2013.  See update in “Litigation Trust Reports and Settlement Update” below.

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

Litigation Trust Reports and Settlement Update: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).

On October 1, 2015, the litigation trustee and the Company entered into a Global Settlement Agreement (the “GSA”) with the remaining SIP Defendants. Such settlement under the GSA does not have a material impact on the consolidated financial statements.  On October 6, 2015, the litigation trustee filed with the United States Bankruptcy Court for the Northern District of Illinois Eastern Division a motion (the “Motion”) seeking the entry of an order to (i) approve a proposed settlement with the remaining federal and state defendants who had executed promissory notes in connection with Comdisco, Inc.’s Shared Investment Plan, (ii) approve the filing of the final report of the litigation trustee and (iii) upon the wind down of the Comdisco Litigation Trust and final disbursement of its net proceeds to the beneficiaries, terminate the Comdisco Litigation Trust and discharge the litigation trustee and the Comdisco Litigation Trust Advisory Board.  On November 23, 2015, a hearing was held in the Bankruptcy court and the judge granted an order approving the Motion and set a status hearing for April 1, 2016.

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

On November 16, 2015, Randolph I. Thornton renewed the appointment of the following employees, Robert E. T. Lackey, Deborah L. Dompke, Susan Long, Mary Ann Bolster and Michael J. Salerno, as Authorized Representatives of the Company. These individuals derive their authority from Mr. Thornton as sole director and officer of the Company, and report directly to him.

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

Employees

On September 30, 2015, the Company had five U.S. employees (one full-time and four part-time). No employees are represented by a labor union. The Company anticipates further reductions in its workforce as the wind down continues. Three to four consultants periodically assist the Company on a consulting basis.

Other

The Company does not own any patents, trademarks, licenses, franchises or concessions that it considers to be material to the Company’s business.

The Company’s business is not seasonal and due to the adoption of Liquidation Basis of Accounting, quarter-to-quarter results from operations are not applicable.

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group, who manages the Company’s equity investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed February 2004 management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and extended again effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized gains on the sale of equity investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.  The Company has received approximately $89,239,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $15,444,000 in management fees and sharing through September 30, 2015.

During the quarter ended September 30, 2014, it was announced that Ebates, one of the Company’s private company Equity Investments, would be acquired by Rakuten, Inc. (“Rakuten”) a Japanese company.  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  As of September 30, 2014, the Company concluded that the offer price should be the primary input into the fair value measurement of Ebates.

On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were $17,720,000 of which the Company received $15,144,000 in net proceeds and Windspeed received $2,576,000 in management sharing pursuant to the management agreement.  The remaining fair market value amount of approximately $1,911,000, before management sharing, is being held pursuant to the merger documents in an escrow until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

As a result of the adoption of liquidation basis of accounting, the Ebates transaction was assumed as of October 1, 2014 and was included in the cumulative effect of an accounting change.  As such, the net assets in liquidation were increased $19,349,000 for the estimated net realizable value of equity investments.  In addition, the CDR liability was increased by $6,101,000 primarily as a result of the Ebates transaction.  See Notes 3, 6 and 10 of Notes to Consolidated Financial Statements (in Liquidation), which are incorporated in this section by reference, for information about the Cumulative Effect of Accounting Change, Equity Investments and Fair Value Measurements, respectively.

Financial Information about Geographic Areas

See Note 2 of Notes to Consolidated Financial Statements (in Liquidation), which is incorporated in this section by reference.  All of the company’s assets and revenue are in North America.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company confronts. Additional risks and uncertainties not presently known to it or that it currently deems immaterial also may impair the Company’s business operations and the implementation of the Plan. If any of the following risks actually occurs, the Company’s business, financial condition, net assets in liquidation and the implementation of the Plan could be materially adversely affected.

Uncertainties Inherent in the CDR Liability Calculation

The CDR liability is management’s estimate of the amount of the remaining value of the Company to be shared by holders of CDRs at the sharing percentage of 37%. The net assets in liquidation which is used to calculate the CDR liability includes variables (e.g., estimated future operating costs and expenses, estimated future interest income, estimated other asset values, etc.) which are not under the control of the Company. Such variables are inherently uncertain due to the impact of influences such as time, inflation or deflation, interest rate changes, third party credit risks, domestic events, court or tax rulings contrary to the Company’s expectations, timing and amounts of distributions to C-4 creditors by the Litigation Trust, and matters that could impact the timing on the wind down of the Company.

Impact of Recoveries by Litigation Trust on the Company’s Obligation to Make Payments in Respect of Contingent Distribution Rights

As the present value of distributions to certain C-4 creditors has reached the 100% threshold level of percentage recovery established pursuant to the Plan, holders of CDRs are entitled to receive payments from the Company equal to 37% of each dollar available to be distributed to Comdisco C-4 creditors in accordance with the Plan. All payments by the Company in respect of CDRs are made from the Company’s available cash-on-hand and not from funds distributed by the Litigation Trust. The Company expects to maintain cash reserves sufficient to make any required payments pursuant to its CDR liability arising from either the Company’s net assets in liquidation or any net distributions from the Litigation Trust to the C-4 creditors.  Any actual net distributions by the Litigation Trust to the C-4 creditors will increase the Company’s liability to CDR holders.  Estimates of such net distributions are currently based on the likely anticipated distribution reported by the litigation trustee in its supplement to the final report filed in the U.S. Bankruptcy Court and any such liability is reflected on the financial statements under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

Final Tax Clearances

The ability of the Company to effectuate timely assessments and receive final tax liabilities, if any, from the applicable state and federal taxing authorities to allow for the closure of the bankruptcy estate.

Uncertainties Inherent in the Determination of Value of the Ebates Escrow

The determination of the value of the Ebates escrow is management’s estimate of such value at a moment in time based on information available to management at that time. The estimate of value is inherently uncertain due to factors that could impact the payout from the Ebates escrow. Some of the factors that could impact the timing and amount of the projections are claims and legal expenses assessed against the Ebates escrow.

The Payment of Dividends and Distributions

All funds generated from the Company’s remaining assets are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan. Because of the composition and nature of its remaining assets, the Company expects to generate funds from the sale or run-off of its remaining assets at a decreasing rate over time. The Company has material restrictions on its ability, and does not expect or intend, to make any significant investments in new or additional assets. Accordingly, the amount of funds potentially available to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs is limited to the Company’s Net Assets in Liquidation.

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

Uncertainties Relating to the Bankruptcy Plan and the Limited Business Plan and Impact of the Adoption of Liquidation Basis of Accounting

The Company believes the most critical judgment areas in the application of its accounting policies are the estimated future cash inflows and future outflows.  As of October 1, 2014, the Company has adopted the liquidation basis of accounting on a prospective basis which requires the estimation of and accrual of all projected future cash inflows and future outflows associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated statements of net assets in liquidation and the related notes. Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.  These estimates could be affected by the timing of the wind down of the estate, adverse tax ruling or changes, adverse court rulings and external events beyond the control of the Company.

The Company’s Liquidity is Dependent on Cash on Hand

The Company’s liquidity depends on cash on hand.

Limited Public Market for Common Stock

There is currently a limited public market for the Company’s Common Stock. Holders of the Company’s Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased could be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company’s net assets in liquidation value or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company’s business performance, its limited business purpose, industry dynamics, news announcements or changes in general economic conditions.

Limited Public Market for Contingent Distribution Rights

There is currently a limited public market for the Company’s CDRs. Holders of the Company’s CDRs may, therefore, have difficulty selling their CDRs, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any CDRs which may be purchased could be sold without incurring a loss. Any such market price of the CDRs may not necessarily bear any relationship to the Company’s net assets in liquidation value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the CDRs in the future. Further, the market price of the CDRs may be volatile depending on a number of factors, including the status of the Company’s business performance, industry dynamics, news announcements or changes in general economic conditions.

Uncertainties Relating to the Wind Down of Operations

The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. The success of the Company’s continuing wind down of operations and implementation of the Order entered by the Bankruptcy court authorizing the organizational systems infrastructure wind down is dependent upon the ability of the Company to effectively maintain its operations with limited personnel.

The Company is currently projecting December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: finalized the settlement of the SIP, received the projected escrow funds from the Ebates transaction, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shortened or lengthened by other intervening matters not currently known to management.

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

ITEM 3. LEGAL PROCEEDINGS

Bankruptcy Proceeding

The Company continues to appear before the Bankruptcy court from time to time to clarify and administer matters related to the Plan and the wind down of the operations of the Company.  On June 28, 2011, the bankruptcy case of Comdisco, Inc., case no. 01-24795, was reassigned from Judge Bruce Black to Judge Jack Schmetterer. On November 23, 2015, a hearing was held in the Bankruptcy court and the judge granted an order approving the Motion and set a hearing for April 1, 2016.

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

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On March 27, 2014 the post-trial briefing was completed by the parties. The judge heard oral arguments on April 16, 2014 and took the matter under advisement.  On October 21, 2014, the judge orally ruled and entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling and judgment was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the judge ruled that the promissory notes were void and unenforceable.  On October 29, 2014, the litigation trustee filed an appeal of the judgment to the United States Court of Appeals for the Seventh Circuit.  On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal of the October 21, 2014 judgment and of an order entered on August 12, 2013. See update in “Litigation Trust Reports and Settlement Update” below.

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

Litigation Trust Report and Settlement update: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).

On October 1, 2015, the litigation trustee and the Company entered into a Global Settlement Agreement (the “GSA”) with the remaining SIP Defendants. Such settlement under the GSA does not have a material impact of the consolidated financial statements.  On October 6, 2015, the litigation trustee filed with the United States Bankruptcy Court for the Northern District of Illinois Eastern Division a Motion seeking the entry of an order to (i) approve a proposed settlement with the remaining federal and state defendants who had executed promissory notes in connection with Comdisco, Inc.’s Shared Investment Plan, (ii) approve the filing of the final report of the litigation trustee and (iii) upon the wind down of the Comdisco Litigation Trust and final disbursement of its net proceeds to the beneficiaries, terminate the Comdisco Litigation Trust and discharge the litigation trustee and the Comdisco Litigation Trust Advisory Board. On November 23, 2015, a hearing was held in the Bankruptcy court and the judge granted an order approving the Motion and set a hearing for April 1, 2016.

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

Common Stock

As of December 3, 2015, there were 224 shareholders of record of the Company’s Common Stock. In furtherance of the Global Settlement Agreement (the “GSA”), the Company will repurchase 26 shares of common stock from the litigation trustee at a discounted price of approximately $4.33 per share.  These shares were acquired by the litigation trustee in the SIP Litigation.  Shortly thereafter, the Company will cancel those shares.

The following table sets forth the adjusted high and low sales prices for the Common Stock of Comdisco Holding Company, Inc. and cash dividends paid during fiscal 2015 and 2014.

2015				2014
Quarter	High	Low	Dividends	High	Low	Dividends
First	$ 6.50	$ 5.60	$ 0	$ 5.50	$ 4.32	$ 0
Second	6.95	5.95	2.35	5.30	4.90	0
Third	6.45	4.00	0	5.10	4.75	0
Fourth	4.30	4.10	0	6.50	4.88	0

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

The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company’s Common Stock to the date of this report were as follows (in thousands):

Aggregate Payment
May 2003	$307,773
June 2003	60,019
September 2003	199,782
December 2003	50,365
May 2004	48,267
March 2005	52,447
January 2006	20,172
December 2006	25,748
April 2011	12,600
March 2015	9,450
$786,623

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability under both the going concern and liquidation bases of accounting and as an operating expense under the going concern basis of accounting.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of September 30, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,840 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.  In furtherance of the settlement in the GSA, the Company will repurchase approximately 3,000,000 CDRs from the litigation trustee at a discounted purchase price of approximately $0.06898 per CDR.  The CDRs were acquired by the litigation trustee in the SIP Litigation.  Shortly after the repurchase, the Company will cancel those CDRs. The number of holders of CDRs may, or may not, be affected by such repurchase and cancellation.

The Company maintains sufficient cash reserves for operations and any increase in the estimated CDR liability relating to increases in the Company’s net assets in liquidation and any future estimated net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future liquidating dividends and CDR payments.

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  During the current period, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy court on October 6, 2015) and is reflected on the Consolidated Statement of Net Assets in Liquidation as of September 30, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

Aggregate total distributions to the date of this report with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$ 2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
September 2008 reallocation	0	.01984
April 2011	7,400	.04985
March 2015	5,550	.03739
Total CDR payments	$131,114	$.88324

See “Critical Accounting Policies” and “Contingent Distribution Rights” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the CDR liability.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

There were no repurchases of Common Stock in the fourth quarter of fiscal 2015 or during the fiscal year 2015. The Company does not regularly repurchase shares nor does the Company have a share repurchase plan.  In furtherance of the settlement in the GSA, the Company will repurchase 26 shares of common stock from the litigation trustee at a discounted price of approximately $4.33 per share.  These shares were acquired by the litigation trustee in the SIP Litigation.  Shortly thereafter, the Company will cancel those shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (in liquidation) and related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2015. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors Relating to the Company.”

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

The Company is currently projecting December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: finalized the settlement of the SIP, received the projected escrow funds from the Ebates transaction, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shortened or lengthened by other intervening matters not currently known to management.

General

The Company’s operations continued to wind down during the fiscal year 2015. The Company’s assets at September 30, 2015 consist primarily of cash and cash-equivalents, receivable from securities sold and other assets.

Equity Investments: The Company sold its remaining preferred stock holdings in private companies during the twelve months ended September 30, 2015 for $433,000 and received net proceeds of $368,000 after Windspeed Acquisition Fund GP, LLC (“Windspeed”) management sharing of $65,000. Beginning October 1, 2014, these investments were carried at the liquidation basis of accounting in the Company’s consolidated statement of net assets in liquidation.  During April 2015, the Company discovered that it had received 1,499 shares in NxStage Medical, Inc., a publicly traded company.  The shares were received in 1999 as part of a product spinoff from a former customer who subsequently went out of business.  During the twelve months ended September 30, 2015, these shares were sold for approximately $22,600 before Windspeed management sharing of approximately $3,400.  As of September 30, 2015, the Company does not own any shares in publicly traded companies.  See Notes 6 and 10 of Notes to Consolidated Financial Statements (in Liquidation).

The Company’s estimate of the fair value of its private company investments were made in consultation with Windspeed, a professional management group, which the Company engaged in February 2004 to manage the Company’s equity investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.

The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and again extended effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized and unrealized gains on the sale of equity investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.  See Note 6 of Notes to Consolidated Financial Statements (in Liquidation) and “Critical Accounting Policies”.

As of September 30, 2015, the Company did not own any shares in publicly-traded companies within Equity Investments as presented on the consolidated statement of net assets in liquidation.  However, the Company held a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.  The following table summarizes the changes in the value of the Company’s Equity Investments since September 30, 2014 (in thousands):

	Public Companies (2)(3)	Private Companies (1)(2)
September 30, 2014 estimated net realizable value (2)	$0	$20,379
Realized – net of fees (3)(4)	(23)	(20,064)
Increase (decrease) in unrealized estimated value	23	(315)
September 30, 2015 estimated gross realizable value	$0	$0

(1)	The Company sold its remaining preferred stock holdings in private companies during the twelve months ended September 30, 2015.

(2)	Fair market value was shown on a gross basis (prior to payment of management sharing to Windspeed pursuant to the extended management agreement).

(3)	The Company sold 1,499 shares of NxStage Medical, Inc. during the twelve months ended September 30, 2015.

(4)

Of the total realized amount from the Ebates, Inc. (“Ebates”) transaction of $19,631,000: the Company received cash proceeds of $15,144,000 after Windspeed sharing; $2,576,000 has been paid to Windspeed; the remaining amount due is $1,911,000, before Windspeed management sharing, and is held in escrow until January 2016 in a receivable from securities sold.

There is no assurance as to the amount the Company will ultimately realize on the receivable from securities sold which is subject to the risk factors discussed in Item 1A, “Risk Factors”, entitled “Uncertainties Inherent in the Determination of Value of the Ebates Escrow.”

Collections and recoveries: As of September 30, 2015, the Company had no significant potential collections and recoveries.  Prior recoveries involved former lessees or debtors now in bankruptcy and against whom the Company had filed and was pursuing claims to maximize its recoveries.  The Company’s cost basis in these accounts was nominal.  Additionally, the Company, periodically, recovers unclaimed property from various states.

The amount and timing of such collections and recoveries, if any, are subject to the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties in Collections and Recoveries.”

Subsidiaries: The Company has significantly reduced the number of its domestic and international subsidiaries from ninety-four to two subsidiaries as of December 3, 2015.  To the extent that such subsidiaries were Reorganized Debtors, the Company has closed the related estates.

Trust Assets and Litigation Trust

Under the Plan, the litigation trustee is solely responsible for collecting from any remaining SIP Participants who had not accepted the relief offer in the Plan. Any amounts, net of fees and expenses, collected by the litigation trustee whether by judgment or settlement are considered Trust Assets. The litigation trustee has filed periodic reports with the Bankruptcy court, including a final report filed on October 6, 2015, and such reports provided and provide additional information on the collection efforts, any settlements and potential distributions of Trust Asset.  The litigation trustee is solely responsible for distributing Trust Assets to C-4 Creditors under the Plan.

During the current period, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy court on October 6, 2015) and is reflected on the Consolidated Statement of Net Assets in Liquidation as of September 30, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

Emergence from Bankruptcy

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

On February 20, 2015, the Company issued a press release announcing that its Board of Directors had declared a cash dividend of $2.3455 per share on the outstanding shares of its Common Stock (an aggregate distribution of approximately $9,450,000).  This was paid on March 12, 2015 to common stockholders of record as of March 2, 2015.  Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.  The Company paid no dividends during the fiscal year ended September 30, 2014.

On February 20, 2015, the Company announced that it would make a cash payment of $0.03739 per CDR, (an aggregate payment of approximately $5,550,000).   This was paid on March 12, 2015 to CDR holders of record as of March 2, 2015.  The Company made no payment to CDR holders during the fiscal year ended September 30, 2014.

See Item 1, “General Terms of the Plan of Reorganization” and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.  Other than the estimated receivable from securities sold from the Ebates transaction, the Company expects to generate funds from the sale or collection of its remaining assets at a decreasing rate over time.

The Company maintains sufficient cash reserves for operations and any increase in the estimated CDR liability relating to increases in the Company’s net assets in liquidation and any future estimated net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future liquidating dividends and CDR payments.

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%. During the current period, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy court on October 6, 2015) and is reflected on the Consolidated Statement of Net Assets in Liquidation as of September 30, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.  See below for “Critical Accounting Policies” and Item 1A, “Risk Factors” for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights” and “Uncertainties Inherent in the CDR Liability Calculation.”

The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets.

The Company is currently projecting December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: finalized the settlement of the SIP, received the projected escrow funds from the Ebates transaction, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shortened or lengthened by other intervening matters not currently known to management.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis.  As such, the preparation of the fiscal year 2015 financial statements is under the liquidation basis of accounting which requires management to use estimates that affect reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated statement of net assets in liquidation.

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

The Company believes the following to be the most critical judgment area in the application of its accounting policies:

•                      Future Cash Inflows and Future Outflows: As of October 1, 2014, the Company has adopted the liquidation basis of accounting on a prospective basis which requires the estimation of and accrual of all projected future cash inflows and future outflows associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated statements of net assets in liquidation and the related notes. Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. Please refer to the Company’s annual Consolidated Financial Statements (in Liquidation) and notes thereto which contain the Company’s significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

Following a series of motions, hearings and the completion of discovery, at a hearing on July 8, 2013, Judge Robert Gettleman set a trial date for September 23, 2013.  The trial’s actual start date was September 24, 2013 and the witness testimony and evidentiary phase was substantially completed on October 10, 2013.  On March 27, 2014 the post-trial briefing was completed by the parties. The judge heard oral arguments on April 16, 2014 and took the matter under advisement.  On October 21, 2014, the judge orally ruled and entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling and judgment was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the judge ruled that the promissory notes were void and unenforceable.  On October 29, 2014, the litigation trustee filed an appeal of the judgment to the United States Court of Appeals for the Seventh Circuit.  On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal of the October 21, 2014 judgment and of an order entered on August 12, 2013.  See update in “Litigation Trust Reports and Settlement Update” below.

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

Litigation Trust Reports and Settlement Update: By early 2005, sixty-nine SIP Participant’s promissory notes were transferred to the Litigation Trust.  As reported in various Status Reports of Comdisco Litigation Trustee, of the sixty-nine SIP Participants:  forty-one have settled or otherwise resolved their obligation; twelve have filed personal bankruptcy; and, sixteen notes remain outstanding (five in the federal court and eleven in the state court).

On October 1, 2015, the litigation trustee and the Company entered into a Global Settlement Agreement (the “GSA”) with the remaining SIP Defendants.  Such settlement under the GSA does not have a material impact on the consolidated financial statements.  On October 6, 2015, the litigation trustee filed with the United States Bankruptcy Court for the Northern District of Illinois Eastern Division a motion (the “Motion”) seeking the entry of an order to (i) approve a proposed settlement with the remaining federal and state defendants who had executed promissory notes in connection with Comdisco, Inc.’s Shared Investment Plan, (ii) approve the filing of the final report of the litigation trustee and (iii) upon the wind down of the Comdisco Litigation Trust and final disbursement of its net proceeds to the beneficiaries, terminate the Comdisco Litigation Trust and discharge the litigation trustee and the Comdisco Litigation Trust Advisory Board. On November 23, 2015, a hearing was held in the Bankruptcy court and the judge granted an order approving the Motion and set a hearing for April 1, 2016.

For more details regarding the Litigation Trust and related proceedings, please refer to the Status Reports of Comdisco Litigation Trustee filed quarterly in the Bankruptcy court. Any proceeds collected by the Litigation Trust, net of expenses, will be considered Trust Assets and distributed in accordance with the Plan and the litigation trust agreement.

Records Destruction

On June 26, 2008, the Company obtained an order from the Bankruptcy court authorizing it to destroy or transfer certain of its stored paper and electronic records attributed to periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records. Pursuant to the GSA approved by the Bankruptcy court on November 23, 2015, which became final on December 8, 2015, the Company is authorized to destroy corporate records created prior to January 1, 2008.  After its review of their import in the bankruptcy process, the Company will commence such destruction of appropriate records.

Subsidiary Changes

The Company’s Canadian subsidiary was liquidated during the fiscal year ended September 30, 2014.

Results of Operations

Due to the adoption of the liquidation basis of accounting as of October 1, 2014, the comparability of results of operations of current year periods to prior year periods is limited.  Under the liquidation basis of accounting, the Company is required to present a statement of net assets in liquidation (which replaces the balance sheet) and a statement of changes in net assets in liquidation (which replaces the income statement).  To the extent there are any changes in the Company’s October 1, 2014 initial estimates, there will be changes reflected in the Statement of Changes in Net Assets in Liquidation.  As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net Assets in Liquidation which is the amount expected to be available for eventual distribution to the common stockholders.  However, any cash distribution to the common stockholders during a fiscal year would be shown as a change in Net Assets in Liquidation during such fiscal year.

Changes in Net Assets in Liquidation (Liquidation Basis) for the year ended September 30, 2015

	Year ended September 30, 2015 (Liquidation Basis)	Explanation of Change

Net assets in liquidation, beginning of period	$28,158
Changes in net assets in liquidation
Change in other assets	102
Change in Contingent Distribution Rights Liability	175	(A)
Change in Supplemental CDR Liability due to Anticipated Litigation Trust Distribution	(370)	(B)
Change in accrued liabilities	(193)	(C)
Change in accrued estimated disposal costs of liquidation	(420)	(D)
Change in equity investments	40
Liquidating distribution to Common Stockholders	(9,450)	(E)
Net (decrease) in net assets in liquidation	(10,116)
Net assets in liquidation, end of period	$18,042

(A)       Reduction to the CDR liability in the twelve months ended September 30, 2015 is a result of higher accrued estimated record storage and disposal costs in the liquidation and higher accrued liabilities for travel and legal fees.

(B)       Increase to the Supplemental CDR Liability due to Anticipated Litigation Trust Distribution is based on anticipated net distributions by the litigation trustee as reported in its supplement to the final report.

(C)  Increase in accrued liabilities for estimated future travel and legal fees.

(D)       Increase in the accrued estimated record storage and disposal costs in the liquidation is a result of the projected additional length of time to store and then ultimately dispose of the paper records and electronic records.

(E)        The Company paid a liquidating distribution to Common Stockholders on March 12, 2015 for approximately $9,450,000.

Income Taxes

See Note 5 – Income Taxes of Notes to Consolidated Financial Statements (in Liquidation) for details about the Company’s income tax provision (benefit).

The Company’s U.S. federal taxes are impacted from its wind down activities, including the liquidation and repatriation of foreign assets.  During the fiscal year ended September 30, 2015, the Company paid $211,000 as a result of alternative minimum tax (“AMT”) due on the taxable income generated from the gain on sale of equity investments.  This amount was accrued upon the adoption of the liquidation basis of accounting as of October 1, 2014.  The Company also paid $15,000 in payments to the IRS and paid $75,000 in payments to the Illinois Department of Revenue related to the fiscal year ended September 30, 2014.  During the fiscal year ended September 30, 2014, the Company recorded $185,000 U.S. tax expense and paid $18,000 estimated payments to the IRS and paid $ 77,000 in estimated payments to the Illinois Department of Revenue.

Net Assets in Liquidation

As of September 30, 2015, net assets in liquidation were approximately $18,042,000, or $4.48 per common share.

Net Earnings (Going Concern)

Net earnings were approximately $855,000, or $0.21 per share-basic and diluted, for the fiscal year ended September 30, 2014.

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

At September 30, 2015, the Company had unrestricted cash and cash equivalents of approximately $30,126,000, which represents a decrease of approximately $1,866,000 compared to September 30, 2014.  Net cash provided by operating activities for the twelve months ended September 30, 2015 was approximately $7,572,000.  Net cash used in financing activities for the twelve months ended September 30, 2015 was approximately $9,438,000 for the payment of dividends.

During the twelve months ended September 30, 2015, approximately $15,532,000 in proceeds were generated from the sales of Equity Investments and approximately $293,000 were received from bad debt recoveries, interest income and other inflows.  The Company’s cash expenditures were primarily operating expenses of approximately $2,402,000 (principally professional services and employee compensation).  The Company paid $226,000 to the Internal Revenue Service and paid $75,000 to the Illinois Department of Revenue.  The Company made payments to CDR holders in the amount of $5,550,000.

Dividends

The Company intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company. Aggregate total dividend distributions on the Company’s Common Stock to the date of this report were as follows (in thousands):

Aggregate Payment
May 2003	$307,773
June 2003	60,019
September 2003	199,782
December 2003	50,365
May 2004	48,267
March 2005	52,447
January 2006	20,172
December 2006	25,748
April 2011	12,600
March 2015	9,450
$786,623

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability under both the going concern and liquidation bases of accounting and as an operating expense under the going concern basis of accounting.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of September 30, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,840 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.  In furtherance of the settlement in the GSA, the Company will repurchase approximately 3,000,000 CDRs from the litigation trustee at a discounted purchase price of approximately $0.06898 per CDR.  The CDRs were acquired by the litigation trustee in the SIP Litigation.  Shortly after the repurchase, the Company will cancel those CDRs. The number of holders of CDRs may, or may not, be affected by such repurchase and cancellation.

The Company maintains sufficient cash reserves for operations and any increase in the estimated CDR liability relating to increases in the Company’s net assets in liquidation and any future estimated net distributions from the Litigation Trust to the C-4 creditors.  The outcome and the timing of the actual net distributions from the Litigation Trust will impact both the timing and the amount of future liquidating dividends and CDR payments.

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  During the current period, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy court on October 6, 2015) and is reflected on the Consolidated Statement of Net Assets in Liquidation as of September 30, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

Aggregate total distributions to the date of this report with respect to the CDRs were as follows (in thousands):

	Aggregate Payment	Per CDR
May 2003	$2,730	$.01793
June 2003	2,468	.01621
September 2003	13,370	.08780
December 2003	7,827	.05140
March 2004	2,848	.01870
May 2004	11,892	.07810
December 2004	14,953	.09820
March 2005	22,171	.14560
January 2006	5,558	.03650
March 2006	3,761	.02470
December 2006	6,852	.04500
September 2007	22,841	.15000
September 2008	893	.00602
September 2008 reallocation	0	.01984
April 2011	7,400	.04985
March 2015	5,550	.03739
Total CDR payments	$131,114	$.88324

See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risks entitled “Uncertainties Inherent in the CDR Liability Calculation” and “Impact of Recoveries by Litigation Trust on the Company’s Obligation to Make Payments in Respect of Contingent Distribution Rights.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Comdisco Holding Company, Inc.:

We have audited the accompanying consolidated balance sheet of Comdisco Holding Company, Inc. and subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended September 30, 2014. In addition, we have audited the accompanying consolidated statement of net assets in liquidation as of September 30, 2015, and the related statements of changes in net assets in liquidation and cash flows for the year ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in note 2 to the financial statements, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent.  As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 2014 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comdisco Holding Company, Inc. and subsidiaries as of September 30, 2014, the results of its operations and cash flows for the year then ended,  its net assets in liquidation as of September 30, 2015, and the changes in its net assets in liquidation and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ KPMG LLP

Chicago, Illinois

December 9, 2015

Comdisco Holding Company, Inc.

Consolidated Statement of Net Assets in Liquidation as of September 30, 2015 (Liquidation Basis)

(in thousands)

September 30, 2015 (Liquidation Basis)
ASSETS
Cash and cash equivalents	$30,126
Cash – legally restricted	4,000
Receivable from securities sold	1,911
Assets held in trust for deferred compensation plan	500
Other assets	183
TOTAL ASSETS	$36,720

LIABILITIES
Contingent Distribution Rights Liability	$10,813
Supplemental CDR Liability due to Anticipated Litigation Trust Distribution	370
Accrued compensation	4,077
Accrued professional fees	1,374
Other accrued costs	956
Accrued liability for deferred compensation plan	500
Accrued estimated disposal costs of liquidation	588
TOTAL LIABILITIES	18,678
NET ASSETS IN LIQUIDATION	$18,042

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Changes in Net Assets in Liquidation – Year ended September 30, 2015 (Liquidation Basis)

(in thousands)

Year Ended September 30, 2015 (Liquidation Basis)

Net assets in liquidation, beginning of period	$28,158
Changes in net assets in liquidation
Change in other assets	102
Change in Contingent Distribution Rights Liability	175
Change in Supplemental CDR Liability due to Anticipated Litigation Trust Distribution	(370)
Change in accrued liabilities	(193)
Change in accrued estimated disposal costs of liquidation	(420)
Change in equity investments	40
Liquidating distribution to Common Stockholders	(9,450)
Net increase (decrease) in net assets in liquidation	(10,116)
Net assets in liquidation, end of period	$18,042

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows – Year ended September 30, 2015 (Liquidation Basis)

(in thousands)

Year Ended September 30, 2015 (Liquidation Basis)

Cash flows from operating activities:
Equity investment proceeds net of sharing	$15,532
Bad debt recoveries, interest and other revenue	293
Selling, general and administrative expenses	(2,402)
Contingent Distribution Rights payments	(5,550)
Income tax payments	(301)

Net cash provided by operating activities	7,572

Cash flows from financing:
Dividends paid on Common Stock	(9,450)
Receipt of uncashed dividends	12

Net cash used in financing	(9,438)

Net decrease in cash and cash equivalents	(1,866)
Cash and cash equivalents at beginning of period	31,992

Cash and cash equivalents at end of period	$30,126

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Balance Sheet

September 30, 2014 (Going Concern Basis)

(in thousands, except number of shares and share data)

September 30, 2014 (Going Concern Basis)
ASSETS
Cash and cash equivalents	$31,992
Cash – legally restricted	4,000
Equity investments	697
Assets held in trust for deferred compensation plan	501
Other assets	248
Total assets	$37,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$103
Income taxes payable	90
Other liabilities:
Accrued compensation	1,429
Contingent Distribution Rights	10,437
Other liabilities	168
Total other liabilities	12,034
Total liabilities	12,227
Stockholders’ equity
Common Stock $.01 par value. Authorized 10,000,000 shares; originally issued 4,200,000 shares; 4,028,951 shares issued and outstanding at September 30, 2014	70
Additional paid-in capital	28,414
Accumulated other comprehensive income (loss)	(3)
Accumulated deficit	(3,270)

Total stockholders’ equity	25,211
$37,438

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Comprehensive Income (Going Concern Basis)

(in thousands, except per share data)

Year ended September 30,
2014
Revenue
Gain on sale of equity investments	$1,590
Miscellaneous income	100
Interest income	65
Total revenue	1,755
Costs and expenses
Selling, general and administrative	2,480
Contingent Distribution Rights	(869)
Foreign exchange loss	312
Bad debt recoveries	(473)
Total costs and expenses	1,450
Net earnings before income taxes	305
Income tax (benefit)	(550)
Net earnings	855

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	1,400
Reclassification adjustment for gains included in earnings	(1,406)

Other comprehensive (loss)	(6)
Comprehensive income	$849
Basic and diluted earnings per common share	$0.21

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Stockholders’ Equity (Going Concern Basis)

(in thousands)

	Common Stock	Additional Paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total
Balance at September 30, 2013	$ 70	$ 28,414	$ 3	$ (4,125)	$ 24,362

Net earnings				855	855

Other comprehensive (loss)			(6)		(6)
Total comprehensive income					849
Balance at September 30, 2014	$ 70	$ 28,414	$ (3)	$ (3,270)	$ 25,211

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statement of Cash Flows (Going Concern Basis)

(in thousands)

Year Ended September 30, 2014 (Going Concern Basis)

Cash flows from operating activities:
Equity investment proceeds net of management sharing	$ 1,590
Interest, bad debt recoveries and other revenue	628
Selling, general and administrative expenses	(2,244)
Income tax receipts	733
Income tax payments	(354)

Net cash provided by operating activities	353

Cash flows from investing activities:

Redemption of short-term investment	4,003

Net cash provided by investing activities	4,003

Effect of exchange rates on cash and cash equivalents	(35)

Net increase in cash and cash equivalents	4,321
Cash and cash equivalents at beginning of period	27,671

Cash and cash equivalents at end of period	$ 31,992

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Consolidated Statement of Cash Flows (Going Concern Basis)

(in thousands)

Year Ended September 30, 2014 (Going Concern Basis)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$ 855
Adjustments to reconcile net earnings to net cash provided by operating activities:
Taxes payable and other tax balances	90
Change in Canadian income tax receivables	(261)
Contingent Distribution Rights	(869)
Selling, general, and administrative expenses	236
Receivables	7
Other, including foreign exchange	295
Net cash provided by operating activities	$ 353

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes To Consolidated Financial Statements (in Liquidation)

September 30, 2015 and 2014

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

The Company is currently projecting December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: finalized the settlement of the SIP, received the projected escrow funds from the Ebates transaction, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shortened or lengthened by other intervening matters not currently known to management.  The costs in liquidation will generally be incurred ratably over the remaining anticipated time frame. If the timing of any of these steps changes, the future accrued costs may change.  Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

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

Going Concern Basis of Accounting – periods prior to October 1, 2014

The consolidated financial statements for the period ended September 30, 2014, were prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Prior period financial results have not been restated under the liquidation basis of accounting.

Nature of Operations

Comdisco Holding Company, Inc. was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc.  The Company reports its net assets in liquidation in one reporting segment.  All of the company’s assets and revenue are in North America.

Use of Estimates

The preparation of the consolidated financial statements (in liquidation) in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of net assets in liquidation through completing the plan of liquidation. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated.

Translation Adjustments

Revenues, costs and expenses were translated at average rates of exchange prevailing during the period.   Due to the substantially complete liquidation of its foreign subsidiaries, translation adjustments were included in revenue if the adjustments were a gain and in cost and expenses if the adjustments were a loss in the consolidated statement of comprehensive income as of September 30, 2014.  As of September 30, 2014, the Company no longer has assets or liabilities denominated in any foreign currency.

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

Equity Investments

Marketable equity securities: Under the going concern basis of accounting, the Company classified all marketable equity securities as available-for-sale. These marketable equity securities were carried at fair value, based on quoted market prices, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss).

Equity investments in private companies: Under the going concern basis of accounting, the Company’s policy for assessing the carrying value of private company investments was, in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), to regularly review and estimate the fair value of such investments.  The Company also identified and recorded impairment losses on equity investments when market and customer specific events and circumstances indicated the carrying value might be impaired.  All write-downs were considered permanent impairments for financial reporting purposes. There were no write-downs of equity securities in the fiscal years ended September 30, 2015 and 2014.    All write-downs are considered permanent impairments for financial reporting purposes.

Liquidation Basis of Accounting – periods beginning and subsequent to October 1, 2014

Under liquidation basis of accounting, all equity investments are valued at the net realizable value.  As of the date of this filing, the Company does not hold any equity investments.

Contingent Distribution Rights

Liquidation Basis of Accounting – periods beginning and subsequent to October 1, 2014

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  During the current period, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy court on October 6, 2015) and is reflected on the Consolidated Statement of Net Assets in Liquidation as of September 30, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

Going Concern Basis of Accounting – periods prior to October 1, 2014

The Company estimated the CDR liability based on the net equity of the Company after taking into consideration future operating costs and expenses, estimated future interest income and the potential net distributions from the Litigation Trust for which estimates were not determinable.  Changes in the fair value of investments or recoveries greater than book value were not reflected in the CDR liability until the sale was realized.

See the risk factors discussed in Item 1A, “Risk Factors”, particularly the risk entitled “Uncertainties Inherent in the CDR Liability Calculation”.

Net Assets in Liquidation Per Common Share

Liquidation Basis of Accounting – periods beginning and subsequent to October 1, 2014

Net assets in liquidation per common share are computed by dividing the net assets in liquidation to common stockholders by the weighted average number of common shares outstanding for the period.

Basic and Diluted Earnings Per Common Share

Going Concern Basis of Accounting – periods prior to October 1, 2014

Earnings per common share basic and diluted were computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding for the period.

Note 3.  Cumulative Effect of Accounting Change/Net Assets in Liquidation

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

The net assets in liquidation as of September 30, 2015 have been reduced to $18,042,000 primarily due to a liquidating distribution during the twelve months ended September 30, 2015.  Therefore, as of September 30, 2015, the projected future liquidating distribution would be approximately $4.48 per common share.  This estimate of the liquidating distribution includes projections of costs and expenses to be incurred during the time period estimated to complete the plan of liquidation.  There is inherent uncertainty with these projections, and they could change materially based on the timing of the completion of all the steps necessary for the liquidation.

Note 4 – Recently Issued Accounting Standards

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

Note 5 - Income Taxes

During the fiscal year ended September 30, 2015, the Company paid $211,000 in estimated payments to the Internal Revenue Service (“IRS”) as a result of alternative minimum tax (“AMT”) due on the taxable income generated from the gain on sale of equity investments.  This amount was accrued upon the adoption of the liquidation basis of accounting as of October 1, 2014.  There was no current Illinois tax expense due as a result of utilizing net operating loss (“NOL”) carryforwards to offset the taxable income.

During the fiscal year ended September 30, 2014, the Company recorded a net income tax benefit of $550,000 which was a result of U.S. tax expense of $185,000 and an income tax benefit of $735,000 related to its Canadian subsidiary.

During the fiscal year ended September 30, 2015, the Company also paid $15,000 in payments to the IRS and paid $75,000 in payments to the Illinois Department of Revenue related to the fiscal year ended September 30, 2014.  During the fiscal year ended September 30, 2014, the Company paid $18,000 estimated payments to the IRS and paid $77,000 in estimated payments to the Illinois Department of Revenue.  During the fiscal year ended September 30, 2014, the Company’s Canadian subsidiary received tax refunds totaling approximately $733,000 from the provincial government of Ontario, Canada, paid a withholding tax to the Canada Revenue Agency (“CRA”) on the liquidating distribution in the amount of approximately $257,000 and paid approximately $2,000 in income tax to the provincial government of Alberta, Canada.

Deferred tax assets at September 30, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Foreign loss carryforwards	$ 0	$ 0
U.S. and state NOL carryforward	108,686	112,902
AMT credit carryforwards	75,824	75,622

Gross deferred tax assets	184,510	188,524
Less: valuation allowance	(184,510)	(188,524)

Net deferred tax assets	$ 0	$ 0

The Company provides a valuation allowance for the remaining value of the deferred tax assets due to it being more likely than not that they will not be utilized in the future.

As of September 30, 2015, the company has federal NOL carryforwards of approximately $102,875,000 expiring between years 2023 and 2033 and domestic state NOL carryforwards of approximately $5,811,000 expiring between years 2016 and 2025.

At September 30, 2015, the Company has available for U.S. federal income tax purposes the following carryforwards (in thousands):

Year scheduled to expire	Net operating loss

2023	$ 227,448
2024	37,101
2025	34,055
2031	657
2032	1,572
2033	1,742
$ 302,575

For U.S. federal income tax purposes, the Company has $75,824,000 of AMT credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date. The Company does not believe that it is more likely than not that the Company will generate sufficient future taxable income to realize the benefit of the AMT credit carryforwards.  As such, the Company has recognized a valuation allowance of $75,824,000 to offset this deferred tax asset.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois.

As of the date of this filing, the only federal tax years open to exam are fiscal years ended September 30, 2012 through September 30, 2014.

The Company’s Canadian subsidiary, CCL, was liquidated during the fiscal year ended September 30, 2014 and recorded approximately $735,000 of net income tax benefit due to the reversal of income tax liabilities.  CCL filed its final Canadian tax return and received the final Notice of Assessment dated July 17, 2014 showing a zero balance.

Uncertain Tax Positions:

As of September 30, 2015 and September 30, 2014, the Company no longer has any uncertain tax positions.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) (excluding interest and penalties):

September 30,
2014
Beginning balance	$ 1,371
Decreases related to settlements of certain tax audits	0
Increases related to settlements of certain tax audits	0
Decreases related to prior year tax positions	(1,371)
Increases related to prior year tax positions	0
Other	0
Ending balance	$0

Note 6 – Equity Investments

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed, a professional management group, who manages the Company’s equity investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed February 2004 management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and extended again effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees. In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized gains on the sale of equity investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.  The Company has received approximately $89,239,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $15,444,000 in management fees and sharing through September 30, 2015.

Marketable equity investments:

During April 2015, the Company discovered that it had received 1,499 shares in NxStage Medical, Inc., a publicly traded company.  The shares were received in 1999 as part of a product spinoff from a former customer who subsequently went out of business.  During the twelve months September 30, 2015, these shares were sold for approximately $22,600 before Windspeed management sharing of approximately $3,400.  As of September 30, 2015, the Company does not own any shares in publicly traded companies.

In addition, the Company held a limited number of securities in trust for a deferred compensation plan which are not available for distribution under the Plan.

Equity investments in private companies:

Under the going concern basis of accounting, the Company’s policy for assessing the carrying value of private company investments was, in consultation with Windspeed, to regularly review and estimate the fair value of such investments.  The Company also identified and recorded impairment losses on equity investments when market and customer specific events and circumstances indicated the carrying value might be impaired.  All write-downs were considered permanent impairments for financial reporting purposes. There were no write-downs of equity securities in the fiscal years ended September 30, 2015 and 2014.

As of September 30, 2015, the Company had no investments in private companies. The Company sold its remaining preferred stock holdings in private companies during the twelve months ended September 30, 2015 for $433,000 and received net proceeds of $368,000 after Windspeed management sharing of $65,000.  See Note 10 of these Notes to Consolidated Financial Statement (In Liquidation) for the fair value disclosure.

Note 7.   Other Assets

During the quarter ended September 30, 2014, it was announced that Ebates, Inc. (“Ebates”) would be acquired by Rakuten, Inc., a Japanese company (“Rakuten”).  The Plan of Merger was signed on September 24, 2014, pending various conditions, including regulatory approval.  On October 9, 2014, Rakuten completed the acquisition and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,144,000 in net proceeds and Windspeed received approximately $2,576,000 in management sharing.  The Company holds a $1,911,000 receivable from securities sold before Windspeed management sharing as of September 30, 2015 related to the Ebates transaction.  Such proceeds are held in escrow under the terms of the merger documents until January 2016.  The actual amount to be distributed from the escrow may be impacted by provisions of, and claims asserted against, the escrow.

The Company holds legally restricted cash in the amount of $4,000,000 as of September 30, 2015 and September 30, 2014 which is an indemnification reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.

Assets held in trust for deferred compensation plan are assets that were held in a Rabbi Trust for the benefit of deferred employee compensation and are not available for distribution under the Plan.

Other assets on the Consolidated Statement of Net Assets in Liquidation include such assets as accounts receivable, tax receivable, estimated recoveries and estimated accrued interest income expected to be received before liquidation.

Note 8.  Other Financial Information

The liability for accrued compensation includes payroll and estimated amounts payable under the approved compensation plans. There is a separate liability representing the accrued liability for assets held in trust for the deferred compensation plan that was previously included in the accrued compensation liability as of September 30, 2014.

The liability for accrued professional fees includes projected future costs for outside counsel for the corporate, bankruptcy, liquidation and SEC requirements, outside accounting and audit services, consulting fees, Windspeed management sharing and corporate bankruptcy required work.

The liability for other accrued costs includes: a projected liability pursuant to the Global Settlement Agreement (the “GSA”); projected future costs for rent, insurance, travel, miscellaneous other corporate expenses; and, an accrued VAT liability for a foreign jurisdiction.

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

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of September 30, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,840 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs. In furtherance of the settlement in the GSA, the Company will repurchase approximately 3,000,000 CDRs from the litigation trustee at a discounted purchase price of approximately $0.06898 per CDR.  The CDRs were acquired by the litigation trustee in the SIP Litigation.  Shortly after the repurchase, the Company will cancel those CDRs. The number of holders of CDRs may, or may not, be affected by such repurchase and cancellation.

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  During the current period, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy court on October 6, 2015) and is reflected on the Consolidated Statement of Net Assets in Liquidation as of September 30, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

The Company made a CDR payment of approximately $5,550,000 during the twelve months ended September 30, 2015.

Note 9 - Common Stock

As of September 30, 2015, the Company had 4,028,951 shares of Common Stock issued and outstanding. In furtherance of the settlement in the GSA, the Company will repurchase 26 shares of common stock from the litigation trustee at a discounted price of approximately $4.33 per share.  These shares were acquired by the litigation trustee in the SIP Litigation.  Shortly thereafter, the Company will cancel those shares.

Consistent with past practices, the Company intends to treat any future dividend distribution for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Liquidation Basis of Accounting — periods beginning and subsequent to October 1, 2014

The Company’s Common Stock share amounts for Net Assets in Liquidation per share calculations were as follows (in thousands, except per share data), as of September 30, 2015:

Year ended September 30, 2015
Average common shares issued	4,200
Average common shares retired	(171)
4,029
Net assets in liquidation	$ 18,042
Net assets in liquidation per common share	$ 4.48

Going Concern Basis of Accounting – periods prior to October 1, 2014

The Company’s Common Stock share amounts for basic and diluted earnings per share calculations were as follows (in thousands, except per share data) as of September 30, 2014:

Year ended September 30, 2014
Average common shares issued	4,200
Average common shares retired	(171)
4,029
Net earnings to common stockholders	$ 855
Basic and diluted earnings per common share	$ 0.21

Note 10 - Fair Value Measurements

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

The Company has included a tabular disclosure for financial assets that are measured at fair value on a recurring basis in the consolidated statement of net assets in liquidation as of the year ending September 30, 2015 and in the consolidated balance sheet as of the year ending September 30, 2014.  The Company holds no financial liabilities that are measured at fair value on a recurring basis.

		September 30, 2015
		Level 1	Level 2	Level 3	Total Fair Value
Assets
	Money market accounts	$ 29,906,000	$ 0	$ 0	$ 29,906,000

	Equity investments (A)	0	0	0	0
	Assets held in trust for deferred compensation plan (C)	500,000	0	0	500,000
	Total	$ 30,406,000	$ 0	$ 0	$ 30,406,000

		September 30, 2014
		Level 1	Level 2	Level 3	Total Fair Value
Assets
	Money market accounts	$ 31,791,000	$ 0	$ 0	$ 31,791,000

	Equity investments (B)	0	19,631,000	748,000	20,379,000
	Assets held in trust for deferred compensation plan (C)	501,000	0	0	501,000
	Total	$ 32,292 ,000	$ 19,631 ,000	$ 748,000	$ 52,671,000

(A)         As of September 30, 2015, all equity investments have been sold.

(B)          As of September 30, 2014, equity investments for Level 2 and 3 were made up of stock in three privately held companies; FMV on a gross basis was $20,379,000 with Windspeed management sharing of $2,965,000 and a net fair value balance of $17,414,000

(C)          Assets held in trust for deferred compensation plan were made up of bonds, equity and money market funds.

These assets were held in a Rabbi Trust for the benefit of deferred employee compensation not available for distribution under the Plan.

Reconciliation of financial assets measured at fair value on a recurring basis using Level 3 inputs for the years ended September 30, 2015 and 2014 is as follows:

	Fair Value September 30, 2014	Realized	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 2	Fair Value September 30, 2015
Level 3 only Equity investments	$748,000	$ (433,000)	$ (315,000)	$ 0	$ 0	$ 0	$ 0	$ 0

	Fair Value September 30, 2013	Realized	Change in Unrealized Estimated Value	Decrease due to impairment of assets	Increase due to purchase of shares	Decrease in cost basis due to sale	Decrease due to transfer from Level 3 to Level 1	Fair Value September 30, 2014
Level 3 only Equity investments	$8,875,000	$ 0	$11,504,000	$ 0	$ 0	$ 0	$ (19,631,000)	$748,000

Note 11 – Quarterly Financial Data (Unaudited)

Liquidation Basis of Accounting – periods beginning and subsequent to October 1, 2014

Summarized quarterly financial data for the fiscal year ended September 30, 2015 is as follows (in thousands except per share data):

	As of December 31, 2014	As of March 31, 2015	As of June 30, 2015	As of September 30, 2015
Net Assets in Liquidation	$ 27,984	$ 18,320	$ 18,354	$ 18,042
Net Assets in Liquidation per common share	$ 6.95	$ 4.55	$ 4.56	$ 4.48

Going Concern Basis of Accounting — periods prior to October 1, 2014

Summarized quarterly financial data for the fiscal year ended September 30, 2014, and as of each respective quarter end, is as follows (in thousands except per share data):

	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Total revenue	$ 30	$1,703	$11	$11
Net earnings (loss)	$ (1,219)	$1,249	$633	$192
Basic and diluted earnings (loss) per common share	$ (0.30)	$0.31	$0.16	$0.04

Note 12 - Subsequent Events

Litigation Trust Settlement Update

On October 6, 2015, the  litigation trustee filed with the United States Bankruptcy Court for the Northern District of Illinois Eastern Division a motion (the “Motion”) seeking the entry of an order to (i) approve a proposed settlement with the remaining federal and state defendants who had executed promissory notes in connection with Comdisco, Inc.’s Shared Investment Plan, (ii) approve the filing of the final report of the litigation trustee and (iii) upon the wind down of the Comdisco Litigation Trust and final disbursement of its net proceeds to the beneficiaries, terminate the Comdisco Litigation Trust and discharge the litigation trustee and the Comdisco Litigation Trust Advisory Board. On November 23, 2015, a hearing was held in the Bankruptcy court and the judge granted an order approving the Motion and set a hearing for April 1, 2016.  The financial impact of the GSA is included in the Statement of Net Assets in Liquidation as of September 30, 2015.

Payments made from Assets Held in Trust for the Deferred Compensation Plan and Accrued Compensation

On October 13, 2015, the Company approved payments from the Assets Held in Trust for the Deferred Compensation Plan and Accrued Compensation.  Substantially all the payments were made on November 20, 2015.  There is no change in Net Assets in Liquidation as these payments were previously accrued.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, management believes that, as of September 30, 2015, the Company’s internal control over financial reporting is effective.

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

Sole Officer and Director

Randolph I. Thornton (Age 70 - Director since August 2002)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our director and executive officer, and persons who beneficially own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and any changes in that ownership with the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our director and officer, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2015.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary($)	All Other Compensation($) Note (1)	Total ($)
Randolph I. Thornton	2015	--	117,500	117,500
Chief Executive Officer,	2014	--	104,900	104,900
President and Secretary	2013	--	101,400	101,400

(1)              Amount reflects total payments earned by Mr. Thornton pursuant to the Disbursing Agent Agreement at the rate of $400 per hour.

Plan-Based Awards, Equity Awards and Options

The Company does not have any plan-based awards, equity awards or stock options available to the named executive officer. Accordingly, no plan-based awards, equity awards or stock options were outstanding or aggregated by the named executive officer during fiscal year 2015. The Company does not plan to issue any plan-based awards, equity awards or stock options to the named executive officer in the future.

Pension Benefits, Deferred Compensation and Potential Payments

The Company did not provide any pension benefits or deferred compensation to the named executive officer during fiscal year 2015. The Company does not plan to provide any pension benefits or deferred compensation to the named executive officer in the future. The Disbursing Agent Agreement does not provide for any potential payments other than the hourly rate described above.

Compensation of Directors

The Disbursing Agent’s compensation for the fiscal year ended September 30, 2015 is set forth in the compensation table above. Mr. Thornton did not receive additional compensation for serving as a director in fiscal year 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Common Stock Owned by Certain Beneficial Owners

The following table reflects the number of shares of Common Stock beneficially owned on December 3, 2015 by all persons whom we know to be beneficial owners of 5 percent or more of our Common Stock, based on a review of public filings.

Stockholders owning at least 5 percent of the Company’s Common Stock

Name and Address		Shares Beneficially Owned	Percent of Class
Berkshire Hathaway, Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	(1)	1,538,377	38.18%
Davidson Kempner Partners 885 Third Avenue New York, New York 10022	(2)	946,785	23.50%
Haphazard Investors LLC 141 Heather Lane Mill Neck, NY 11765	(3)	327,739	8.13%
Poplar Point Capital Management LLC 840 Hinckley Road, Suite 250 Burlingame, CA 94010	(4)	303,989	7.5%
Firefly Value Partners, LP 601 West 26th Street, Suite 1520 New York, NY 10001	(5)	216,587	5.4%

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

(3)              The information with respect to 327,739 shares of Common Stock beneficially owned by Haphazard Investors LLC is based on a Report on its amended Schedule 13G, dated as of January 5, 2015 and filed with the SEC on January 13, 2015.

(4)              The information with respect to 303,989 shares of Common Stock beneficially owned by Poplar Point Capital Management LLC is based on a Report on its Schedule 13G, dated as of May 27, 2015 and filed with the SEC on June 2, 2015.

(5)              The information with respect to 216,587 shares of Common Stock beneficially owned by Firefly Value Partners, LP is based on a Report on its amended Schedule 13G, dated and filed with the SEC on  February 17, 2015.

Common Stock Owned by Directors and Executive Officers

Mr. Thornton (who is the Company’s sole officer and director) does not beneficially own any shares of the Company’s common stock in the Company as of December 3, 2015. The address of the sole director and named executive officers is c/o Comdisco Holding Company, Inc., 5600 North River Road, Rosemont, Illinois 60018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee of the Board of Directors

The Audit Committee and the Board of Directors adopted a charter, setting forth the structure, powers and responsibilities of the Audit Committee. The Audit Committee met four times in fiscal year 2015. Mr. Thornton, as sole director and Initial Disbursing Agent, performed the functions of the Audit Committee for the fiscal year 2015. The Company is not required to have a three-person committee consisting of independent directors because its equity securities are not listed on a stock exchange or traded on NASDAQ.

One of Mr. Thornton’s primary responsibilities is to provide oversight of the integrity of the Company’s financial statements and financial reporting process. To fulfill these oversight responsibilities, Mr. Thornton has reviewed and discussed with management and the independent auditors the audited financial statements (in liquidation) included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and has reviewed and discussed with the independent auditors the matters required to be discussed by applicable auditing standards adopted by the Public Company Accounting Oversight Board (“PCAOB”).  In addition, Mr. Thornton received from the independent auditors written reports disclosing that they are not aware of any relationships between the auditors and the Company that, in their professional judgment, may reasonably be thought to bear on their independence, required by PCAOB Auditing Standard No. 16, “Communication With Audit Committees,” as amended.  Mr. Thornton also reviewed and discussed with the independent auditors all relationships the auditors have with the Company to determine and satisfy itself regarding the auditors’ objectivity and independence.

Based on the review and discussions described in this report, Mr. Thornton determined that the Company’s audited consolidated financial statements (in liquidation) be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, for filing with the SEC.

This report is submitted on behalf of the Audit Committee:

Randolph I. Thornton

Principal Accountant Audit Fees and Services Fees

The following table describes fees for professional audit services rendered by KPMG LLP (“KPMG”), the Company’s principal accountant, for the audit of the Company’s annual financial statements for the fiscal years ended September 30, 2015 and September 30, 2014 and fees billed for other services rendered by KPMG during those periods.

Type of Fee	2015	2014
Audit Fees (1)	$188,000	$184,000

Total	$188,000	$184,000

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

10.8

Second Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.9

Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund B, LLC, dated as of April 11, 2006, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Report on Form 8-K dated April 11, 2006, as filed with the Commission on April 11, 2006, File No. 0-49968)

10.10

Third Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of March 16, 2009, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC and Comdisco Ventures Fund B, LLC (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated March 19, 2009, as filed with the Commission on March 19, 2009, File No. 0-49968)

10.11

Fourth Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, dated as of April 5, 2011, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC, Comdisco Ventures Fund B, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 8-K dated April 5, 2011, as filed with the Commission on April 7, 2011, File No. 0-49968)

10.12

Fifth Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, effective February 21, 2013, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC, Comdisco Ventures Fund B, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 10-Q dated February 14, 2013, as filed with the Commission on February 14, 2013, File No. 0-49968)

10.13

Sixth Amended and Restated Limited Liability Company Agreement of Comdisco Ventures Fund A, LLC, effective February 12, 2015, by and among Comdisco, Inc., Windspeed Acquisition Fund GP, LLC, Comdisco Ventures Fund B, LLC and Windspeed Acquisition Fund, L.P. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Report on Form 10-Q

Exhibit No.	Description of Exhibit

dated February 13, 2015, as filed with the Commission on February 13, 2015, File No. 0-49968)
21.1	Subsidiaries of the registrant (Filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
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

COMDISCO HOLDING COMPANY, INC.

Dated: December 9, 2015	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2015.

SIGNATURE		DATE

By:	/s/ Randolph I. Thornton	December 9, 2015
Name:	Randolph I. Thornton
Title:	Chief Executive Officer and President (Principal Financial and Accounting Officer) Sole Director