Form 10-Q
period 2015-12-31
COMDISCO HOLDING CO INC
filed 2016-02-11
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on January 29, 2016.

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

The Company filed, on August 12, 2004, a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish the Company’s corporate existence with the State of Delaware except for the purpose of completing the wind down contemplated by the Plan.  Capitalized terms used but not defined in the Annual Report on Form 10-Q have the meanings as defined in the Plan.

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

The Company is currently projecting no later than December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: complied with all of the terms and conditions of a global settlement agreement entered into between the litigation trustee, the Company and the SIP Defendants as described further in SIP Litigation (the “GSA”), reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shorter or longer as a result of other intervening matters not currently known to management.

Comdisco Holding Company, Inc.

Consolidated Statements of Net Assets in Liquidation as of December 31, 2015 (Liquidation Basis) and September 30, 2015 (Liquidation Basis)

(in thousands)

	December 31, 2015 (Unaudited)	September 30, 2015
ASSETS
Cash and cash equivalents	$29,214	$30,126
Cash – legally restricted	4,000	4,000
Receivable from securities sold	2,026	1,911
Assets held in trust for deferred compensation plan	0	500
Other assets	123	183
TOTAL ASSETS	$35,363	$36,720

LIABILITIES
Contingent Distribution Rights Liability	$11,000	$10,813
Supplemental CDR Liability due to Anticipated Litigation Trust Distribution	370	370
Accrued compensation	3,636	4,077
Accrued professional fees	1,230	1,374
Other accrued costs	547	956
Accrued liability for deferred compensation plan	0	500
Accrued estimated disposal costs of liquidation	219	588
TOTAL LIABILITIES	17,002	18,678
NET ASSETS IN LIQUIDATION	$18,361	$18,042

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Changes in Net Assets in Liquidation – Three months ended December 31, 2015 and 2014 (Liquidation Basis) (Unaudited)

(in thousands)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

Net assets in liquidation, beginning of period	$18,042	$28,158
Changes in net assets in liquidation
Change in other assets	121	170
Change in Contingent Distribution Rights Liability	(187)	102
Change in accrued liabilities	16	(26)
Change in accrued estimated disposal costs of liquidation	369	(420)
Liquidating distribution to Common Stockholders	0	0
Net increase (decrease) in net assets in liquidation	319	(174)
Net assets in liquidation, end of period	$18,361	$27,984

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows – Three months ended December 31, 2015 and 2014 (Liquidation Basis) (Unaudited)

(in thousands)

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

Cash flows from operating activities:
Equity investment proceeds net of sharing	$0	$15,144
Bad debt recoveries, interest and other revenue	63	37
Selling, general and administrative expenses	(1,069)	(579)
Payment of assets held in trust for deferred compensation plan	(409)	0
Income tax payments	0	(82)

Net cash (used in) provided by operating activities	(1,415)	14,520

Cash flows from investing:
Receipt of assets held in trust for deferred compensation plan	503	0

Net cash provided by investing	503	0

Net increase (decrease) in cash and cash equivalents	(912)	14,520
Cash and cash equivalents at beginning of period	30,126	31,992

Cash and cash equivalents at end of period	$29,214	$46,512

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (In Liquidation) (Unaudited)

December 31, 2015

The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and with the Consolidated Financial Statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  Capitalized terms used but not defined in this Quarterly Report on Form 10-Q have the meanings as defined in the Plan.  Under the Plan, the Company was charged with, and has been, liquidating its assets. While there have been no changes either to the Plan, or the Company’s obligations under it, the Company adopted ASU 2013-07, Liquidation Basis of Accounting as of October 1, 2014 and accordingly, determined that liquidation was imminent. Therefore, effective October 1, 2014, the Company applied the liquidation basis of accounting on a prospective basis.

1.   Reorganization

On July 16, 2001, Comdisco, Inc. and 50 of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the “Bankruptcy Court”) (consolidated case number 01-24795). The Company, as the successor company to Comdisco, Inc., emerged from bankruptcy under the Plan that became effective on August 12, 2002. For financial reporting purposes only, however, the effective date for implementation of fresh-start reporting was July 31, 2002.  Effective October 1, 2014, the Company has applied the liquidation basis of accounting on a prospective basis.  See Note 2 of these Notes to Consolidated Financial Statements (In Liquidation).

The Company was formed on August 8, 2002 for the purpose of selling, collecting or otherwise reducing to money in an orderly manner the remaining assets of the Company and all of its direct and indirect subsidiaries, including Comdisco, Inc. The Company’s business purpose is limited to the orderly sale or collection of all its remaining assets. Pursuant to the Plan and restrictions contained in its Certificate, the Company is specifically prohibited from engaging in any business activities inconsistent with its limited business purpose.

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

After a series of hearings, motions and counter-motions, amended pleadings and individual bankruptcies and settlements, the remaining State SIP Defendants and the litigation trustee entered into an agreed Stipulation And Order which, among other things, stayed the trials in the state cases pending the resolution and any appeal of the trial in the Federal SIP Lawsuits.

Following a series of motions, hearings and the completion of discovery, the trial in the Federal SIP Lawsuits started on September 24, 2013 and was substantially completed on October 10, 2013. The judge heard oral arguments on April 16, 2014 and took the matter under advisement.  On October 21, 2014, the judge orally ruled and entered judgment in favor of the Federal SIP Defendants.  The basis of the judge’s ruling and judgment was his finding that both the bank and the Company committed an arranging violation under the applicable margin lending regulations.  Therefore, the judge ruled that the promissory notes were void and unenforceable.

On October 29, 2014, the litigation trustee filed an appeal of the judgment to the United States Court of Appeals for the Seventh Circuit. On November 20, 2014, the Federal SIP Defendants filed a Notice of Appeal for both the October 21, 2014 judgment and an order entered on August 12, 2013.

On October 1, 2015, the litigation trustee and the remaining SIP Defendants reached a global settlement of the State SIP Lawsuits and the Federal SIP Lawsuits. See update in “Litigation Trust Reports and Settlement Update” below.

Litigation Trust Reports and Settlement Update:  On October 1, 2015, the litigation trustee and the Company entered into the GSA with the remaining SIP Defendants.  Such settlement under the GSA does not have a material impact on the consolidated financial statements.  On October 6, 2015, the litigation trustee filed with the Bankruptcy Court a motion (the “Motion”) seeking the entry of an order to (i) approve a proposed settlement with the remaining federal and state defendants who had executed promissory notes in connection with the SIP, (ii) approve the filing of the final report of the litigation trustee and (iii) upon the wind down of the Comdisco Litigation Trust and final disbursement of its net proceeds to the beneficiaries, terminate the Comdisco Litigation Trust and discharge the litigation trustee and the Comdisco Litigation Trust Advisory Board. On November 23, 2015, a hearing was held in the Bankruptcy Court and the judge granted an order approving the Motion and set a hearing for April 1, 2016.

The GSA provided for the litigation trustee and the State SIP Defendants to execute and file stipulations of dismissal to dismiss with prejudice the State SIP Lawsuits.  The Circuit Court of Cook County entered orders dismissing the State SIP Lawsuits on December 17, 2015.

The GSA provided for the litigation trustee and the Federal SIP defendants to execute and file stipulations of dismissal to dismiss with prejudice the appeals, cross-appeals, and any other pending appeals or proceedings related to the Federal SIP Lawsuits.  On December 24, 2015, the parties filed such Stipulations of Voluntary Dismissal in the Federal SIP Lawsuits, and the Seventh Circuit entered orders dismissing the appeals and cross-appeals on December 28, 2015.

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

The consolidated financial statements are prepared in accordance with ASU 2013-07, Liquidation Basis of Accounting.  The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated financial statements and the related notes.  To the extent there are any changes in the Company’s estimates each quarter, there will be changes reflected in the Statement of Changes in Net Assets in Liquidation.  As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net Assets in Liquidation which is the amount expected to be available for eventual distribution to the common stockholders.  However, any cash distribution to the common stockholders during a fiscal quarter would be shown as a change in Net Assets in Liquidation during such fiscal quarter.

The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets.

The Company is currently projecting no later than December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: complied with all of the terms and conditions of the GSA, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shorter or longer as a result of other intervening matters not currently known to management.  The costs in liquidation will generally be incurred ratably over the remaining anticipated time frame. If the timing of any of these steps changes, the future accrued costs may change.  Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

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

3.   Equity Investments

The Company’s estimate of the fair value of its private company investments was made in consultation with Windspeed, a professional management group, who manages the Company’s equity investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.  The Windspeed February 2004 management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and extended again effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized gains on the sale of equity investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.  The Company has received approximately $89,239,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $15,444,000 in management fees and sharing through December 31, 2015.  The Company is currently in discussion with Windspeed to terminate the management agreement.

Marketable equity investments:

The Company held a limited number of securities in trust for a deferred compensation plan which were not available for distribution under the Plan. The trust for a deferred compensation plan was paid out during the quarter ended December 31, 2015.

Equity investments in private companies:

As of December 31, 2015, the Company had no investments in private companies.  See Note 8 of these Notes to Consolidated Financial Statement (In Liquidation) for the fair value disclosure.

4.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois.

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2012 through September 30, 2014.  The Company plans to file the income tax returns for the fiscal year ended September 30, 2015 by March 31, 2016.  As of December 31, 2015, the Company has no estimated income tax payable recorded based on the estimated full year taxable loss.

Uncertain Tax Positions:

The Company has no uncertain tax positions included in the Company’s consolidated statement of net assets in liquidation.

5.   Other Assets

On October 9, 2014, Rakuten, a Japanese company, completed its acquisition of Ebates, Inc. (“Ebates”) and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,144,000 in net proceeds and Windspeed received approximately $2,576,000 in management sharing.  As of December 31, 2015, the Company holds a $2,026,000 receivable from securities sold before Windspeed management sharing related to the Ebates transaction.  Such proceeds were held in escrow under the terms of the merger documents and the proceeds were received on January 19, 2016.  The actual amount received was $115,000 higher than the September 30, 2015 estimate primarily due to no claims asserted against the escrow.

As of December 31, 2015 and September 30, 2015, the Company holds legally restricted cash in the amount of $4,000,000 which is an indemnification reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  As of the date of this filing, there have been no claims against this indemnification reserve.

Assets held in trust for deferred compensation plan were assets that were held in a Rabbi Trust for the benefit of deferred employee compensation that was paid out during the quarter ended December 31, 2015.

Other assets on the Consolidated Statement of Net Assets in Liquidation include such assets as accounts receivable, tax receivable, estimated recoveries and estimated accrued interest income expected to be received before liquidation.

6.  Other Financial Information

The liability for accrued compensation includes payroll and estimated amounts payable under the Company’s approved compensation plans. On October 13, 2015, the Company approved payments from the Assets Held in Trust for the Deferred Compensation Plan and Accrued Compensation.  Substantially all of the payments were made on November 20, 2015.  There is no change in Net Assets in Liquidation as these payments were previously accrued.

The liability for accrued professional fees includes projected future costs for outside counsel for the corporate, bankruptcy, liquidation and SEC requirements, outside accounting and audit services, consulting fees, Windspeed management sharing and corporate bankruptcy required work.

The liability for other accrued costs includes projected future costs for rent, insurance, travel, miscellaneous other corporate expenses and an accrued VAT liability for a foreign jurisdiction.  The $200,000 liability pursuant to the GSA was paid during the quarter ended December 31, 2015.

The liability for accrued estimated disposal costs of liquidation includes projected future costs to dispose of the Company’s paper and electronic records.

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability under the liquidation basis of accounting.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of December 31, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,837 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.  In furtherance of the GSA, the Company will repurchase approximately 3,000,000 CDRs from the litigation trustee at a discounted purchase price of approximately $0.06898 per CDR.  The CDRs were acquired by the litigation trustee in the SIP Litigation.  Shortly after the repurchase, the Company will cancel those CDRs. The number of holders of CDRs may, or may not, be affected by such repurchase and cancellation.

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  The Company continues to estimate an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy Court on October 6, 2015) and that amount is reflected on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

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

As of December 31, 2015, the only financial assets that are measured at fair value on a recurring basis in the Consolidated Statements of Net Assets in Liquidation are $29,069,000 held in money market accounts.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

9.   Subsequent Events

The Company held a $2,026,000 receivable from securities sold before Windspeed management sharing as of December 31, 2015 related to the Ebates transaction.  Such proceeds were held in escrow under the terms of the merger documents and were received on January 19, 2016.  The actual amount received was $115,000 higher than the September 30, 2015 estimate primarily due to no claims asserted against the escrow.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (in liquidation) and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  This discussion contains forward-looking information.  Please see “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

 The Company filed, on August 12, 2004, a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish the Company’s corporate existence with the State of Delaware except for the purpose of completing the wind down contemplated by the Plan.  Capitalized terms used but not defined in the Annual Report on Form 10-K have the meanings as defined in the Plan.

The consolidated financial statements are prepared in accordance with ASU 2013-07, Liquidation Basis of Accounting.  The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated financial statements and the related notes.

The Company is currently projecting no later than December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: complied with all of the terms and conditions of a global settlement agreement entered into between the litigation trustee, the Company and the SIP Defendants on October 1, 2015 resolving the SIP litigation (the “GSA”), reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shorter or longer as a result of other intervening matters not currently known to management.

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

The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.  As part of the GSA, the Company received approval to destroy the majority of records prior to 2008.  In is anticipated that the Company will have destroyed substantially all of those records by the quarter ended March 31, 2016.  As of December 31, 2015, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Three to four consultants periodically assist the Company on a consulting basis.

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

The Company, as the successor company to Comdisco, Inc., emerged from bankruptcy under a confirmed plan of reorganization that was effective on August 12, 2002. In accordance with the Plan, the Company became the successor to Comdisco, Inc.

All funds generated from the Company’s remaining asset portfolios are required by the Plan to be used to satisfy liabilities of the Company and, to the extent funds are available, to pay dividends on the Company’s Common Stock and to make distributions with respect to the CDRs in the manner and priorities set forth in the Plan.

The Company has generated all the funds it expects from the sale or collection of its remaining assets and, as of December 31, 2015, other than the escrowed proceeds from the securities sold (that were received on January 19, 2016), there are no other significant assets to be monetized by it.

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

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%. As of December 31, 2015, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy Court on October 6, 2015) and that amount is reflected on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.  See below for “Critical Accounting Policies” and Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights” and “Uncertainties Inherent in the CDR Liability Calculation.”

The Company has material restrictions on its ability, and does not expect, to make significant investments in new or additional assets. The Company continually evaluates opportunities for the orderly sale and collection of its remaining assets.

The Company is currently projecting no later than December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: complied with all of the terms and conditions of the GSA, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, cancelled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shorter or longer as a result of other intervening matters not currently known to management.

During the quarter ended December 31, 2015, the Company’s estimated net assets in liquidation increased by $319,000.  The increase is a result of lower estimated disposal costs of liquidation as the Company received approval to destroy most of its records prior to 2008 and the destruction should be complete during the quarter ended March 31, 2016.  Previously, the Company had accrued costs for five years of storage of these records.  The net assets in liquidation also increased due to the increase in receivable from securities sold.

The Company’s operations continued to wind-down during the three months ended December 31, 2015. The Company’s assets at December 31, 2015 consisted primarily of cash and cash-equivalents, receivable from securities sold and other assets.  The timing and amount of receipt, if any, of such other assets are uncertain.

Equity Investments: As of December 31, 2015, the Company does not own any shares in publicly traded companies.  See Notes 3 and 8 of Notes to Consolidated Financial Statements (in Liquidation).

The Company’s estimate of the fair value of its private company investments was previously made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group, which the Company engaged in February 2004 to manage the Company’s equity investments on an ongoing basis.  Windspeed shares in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.  The estimate of the fair value of its private company equity portfolio is zero at December 31, 2015.

The Windspeed management agreement was extended on April 5, 2011 (with an effective date of February 21, 2011) until February 20, 2013 (the “Initial Extension”).  The Windspeed management agreement was subsequently extended effective February 21, 2013 through February 20, 2015 and again extended effective February 12, 2015 through February 12, 2017 (the “Subsequent Extensions”).  Prior to the Initial Extension, Windspeed received fixed and declining management fees.  Under the terms of the Initial and Subsequent Extensions, Windspeed is not, and will not, be paid any ongoing management fees.  In lieu of such management fee payment, 100% of any proceeds from certain designated companies in the portfolio will go to Windspeed.  Realized and unrealized gains on the sale of equity investments are presented on a gross basis. Any management sharing amounts with Windspeed are included in accrued professional fees.  The Company is currently in discussion with Windspeed to terminate the management agreement.

Collections and recoveries: As of December 31, 2015, the Company had no significant potential collections and recoveries.  Prior recoveries involved former lessees or debtors now in bankruptcy and against whom the Company has filed and was pursuing claims to maximize its recoveries.  The Company’s cost basis in these accounts was nominal.  Additionally, the Company, periodically, recovers unclaimed property from various states.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles under ASU 2013-07, Liquidation Basis of Accounting.  The liquidation basis of accounting requires management to use estimates that affect reported amounts of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the consolidated statement of net assets in liquidation.

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” which recommends that companies provide additional disclosure and analysis of those accounting policies considered most critical.

The Company believes the following to be the most critical judgment area in the application of its accounting policies:

•                      Future Cash Inflows and Future Outflows: The liquidation basis of accounting requires the estimation of and accrual of all projected future cash inflows and future outflows associated with implementing and completing the plan of liquidation and requires management to make estimates that affect the amounts reported in the consolidated statements of net assets in liquidation and the related notes. Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

The above listing is not intended to be a comprehensive list of all the Company’s accounting policies. Please refer to the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which contain the Company’s significant accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Recent Developments

Ebates

On October 9, 2014, Rakuten, Inc., a Japanese company, completed its acquisition of Ebates and on October 29, 2014, the Company received the initial distribution.  The gross proceeds distributed were approximately $17,720,000 of which the Company received approximately $15,144,000 in net proceeds and Windspeed received approximately $2,576,000 in management sharing.  As of December 31, 2015, the Company holds a $2,026,000 receivable from securities sold before Windspeed management sharing related to the Ebates transaction.  Such proceeds were held in escrow under the terms of the merger documents and the proceeds were received on January 19, 2016.  The actual amount received was $115,000 higher than the September 30, 2015 estimate primarily due to no claims asserted against the escrow.

Results of Operations

Under the liquidation basis of accounting, the Company is required to present a statement of net assets in liquidation (which replaces the balance sheet) and a statement of changes in net assets in liquidation (which replaces the income statement).  To the extent there are any changes in the Company’s estimates each quarter, there will be changes reflected in the Statement of Changes in Net Assets in Liquidation.  As cash is received or paid, consistent with the Company’s initial estimates, there will be no change to the Net Assets in Liquidation which is the amount expected to be available for eventual distribution to the common stockholders.  However, any cash distribution to the common stockholders during a fiscal quarter would be shown as a change in Net Assets in Liquidation during such fiscal quarter.

Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended December 31, 2015

	Three months ended December 31, 2015 (Liquidation Basis) (Unaudited)	Explanation of Change

Net assets in liquidation, beginning of period	$18,042
Changes in net assets in liquidation
Change in other assets	121	(A)
Change in Contingent Distribution Rights Liability	(187)	(B)
Change in accrued liabilities	16
Change in accrued estimated disposal costs of liquidation	369	(C)
Liquidating distribution to Common Stockholders	0
Net increase in net assets in liquidation	319
Net assets in liquidation, end of period	$18,361

(A)       Increase in receivable from securities sold primarily due to the Ebates escrow having no claims assessed against it.

(B)       Increase to the CDR liability in the three months ended December 31, 2015 is a result of lower accrued estimated disposal costs of liquidation and higher receivable from securities sold.

(C)       Decrease in accrued estimated disposal costs of liquidation as destruction of its records prior to 2008 has been approved and the destruction has started.

Income Taxes

As of December 31, 2015, the Company has no estimated income tax payable recorded based on the estimated full year taxable loss.

Net Assets in Liquidation

As of December 31, 2015, net assets in liquidation were approximately $18,361,000, or $4.56 per common share.  As of December 31, 2014, net assets in liquidation were approximately $27,984,000, or $6.95 per common share.  The decrease is the result of the Liquidating distribution to Common Stockholders during the quarter ended March 31, 2015.

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

The Company’s liquidity generally depends on cash on hand.  The Company has generated all the funds it expects from the sale or collection of its remaining assets and, as of December 31, 2015, other than the escrowed proceeds from the securities sold (that were received on January 19, 2016), there are no other significant assets to be monetized by it.

At December 31, 2015, the Company had unrestricted cash and cash equivalents of approximately $29,214,000, which represents a decrease of approximately $912,000 compared to September 30, 2015.  Net cash used in operating activities for the three months ended December 31, 2015 was approximately $1,415,000.  Net cash provided by investing activities for the three months ended December 31, 2015 was approximately $503,000 from the receipt of Assets Held in Trust for the Deferred Compensation Plan.

During the three months ended December 31, 2015, approximately $63,000 was received from bad debt recoveries, interest income and other inflows.  The Company’s cash expenditures were primarily operating expenses of approximately $1,069,000 (principally professional services and employee compensation) and a payment of Assets Held in Trust for the Deferred Compensation Plan of approximately $409,000.

Dividends

The Company paid no dividends during the quarters ended December 31, 2015 or December 31, 2014.  Comdisco intends to treat the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability under the liquidation basis of accounting.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of December 31, 2015, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,837 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.  In furtherance of the GSA, the Company will repurchase approximately 3,000,000 CDRs from the litigation trustee at a discounted purchase price of approximately $0.06898 per CDR.  The CDRs were acquired by the litigation trustee in the SIP Litigation.  Shortly after the repurchase, the Company will cancel those CDRs. The number of holders of CDRs may, or may not, be affected by such repurchase and cancellation.

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

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  As of December 31, 2015 and September 30, 2015, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy Court on October 6, 2015) and that amount is reflected on the Consolidated Statement of Net Assets in Liquidation as of December 31, 2015 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

CDR Payment

The Company made no contingent distribution rights payments during the quarters ended December 31, 2015 or December 31, 2014.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                        CONTROLS AND PROCEDURES

(a)                                 Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.                                             OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

There have been no material updates to the Legal Proceedings as set forth in Item 3. of our Annual Report on Form 10-K, filed with the SEC on December 9, 2015.

ITEM 1A.               RISK FACTORS RELATING TO THE COMPANY

There have been no material updates to the Risk Factors as set forth in Item 1A. of our Annual Report on Form 10-K, filed with the SEC on December 9, 2015.

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

11.1	Statement re computation of net assets in liquidation per common share and CDR liability per CDR (Filed herewith).
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

COMDISCO HOLDING COMPANY, INC.

Dated: February 11, 2016	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)