Form 10-Q
period 2016-03-31
COMDISCO HOLDING CO INC
filed 2016-05-11
CIK 1179484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes [  ] No[X]

The registrant had 4,028,951 shares of common stock, $0.01 par value per share outstanding on April 29, 2016.

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

The Company filed, on August 12, 2004, a Certificate of Dissolution with the Secretary of State of the State of Delaware to formally extinguish the Company’s corporate existence with the State of Delaware except for the purpose of completing the wind down contemplated by the Plan.  Capitalized terms used but not defined in the Quarterly Report on Form 10-Q have the meanings as defined in the Plan.

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

The Company is currently projecting no later than December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: complied with all of the terms and conditions of a global settlement agreement entered into between the litigation trustee, the Company and the SIP Defendants as described further in SIP Litigation (the “GSA”), reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, canceled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shorter or longer as a result of other intervening matters not currently known to management.

Comdisco Holding Company, Inc.

Consolidated Statements of Net Assets in Liquidation as of March 31, 2016 (Liquidation Basis) and September 30, 2015 (Liquidation Basis)

(in thousands)

	March 31, 2016 (Unaudited)	September 30, 2015
ASSETS
Cash and cash equivalents	$30,303	$30,126
Cash – legally restricted	4,000	4,000
Receivable from securities sold	0	1,911
Assets held in trust for deferred compensation plan	0	500
Other assets	168	183
TOTAL ASSETS	$34,471	$36,720

LIABILITIES
Contingent Distribution Rights Liability	$11,010	$10,813
Supplemental CDR Liability due to Anticipated Litigation Trust Distribution	370	370
Accrued compensation	3,374	4,077
Accrued professional fees	776	1,374
Other accrued costs	459	956
Accrued liability for deferred compensation plan	0	500
Accrued estimated disposal costs of liquidation	105	588
TOTAL LIABILITIES	16,094	18,678
NET ASSETS IN LIQUIDATION	$18,377	$18,042

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Changes in Net Assets in Liquidation – Three and six months ended March 31, 2016 and 2015 (Liquidation Basis) (Unaudited)

(in thousands)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015

Net assets in liquidation, beginning of period	$18,361	$27,984	$18,042	$28,158
Changes in net assets in liquidation
Change in other assets	84	(236)	205	(66)
Change in Contingent Distribution Rights Liability	(23)	126	(210)	228
Change in accrued liabilities	(41)	(148)	(25)	(174)
Change in accrued estimated disposal costs of liquidation	(4)	0	365	(420)
Net change in equity investments	0	44	0	44
Liquidating distribution to Common Stockholders	0	(9,450)	0	(9,450)

Net increase (decrease) in net assets in liquidation	16	(9,664)	335	(9,838)
Net assets in liquidation, end of period	$18,377	$18,320	$18,377	$18,320

See accompanying notes to consolidated financial statements.

Comdisco Holding Company, Inc.

Consolidated Statements of Cash Flows – Six months ended March 31, 2016 and 2015 (Liquidation Basis) (Unaudited)

(in thousands)

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Cash flows from operating activities:
Equity investment proceeds net of sharing	$1,731	$15,512
Bad debt recoveries, interest and other revenue	94	252
Selling, general and administrative expenses	(1,737)	(1,292)
Payment of assets held in trust for deferred compensation plan	(409)	0
Contingent Distribution Rights payments	(13)	(5,550)
Income tax receipts	8	0
Income tax payments	0	(200)

Net cash (used in) provided by operating activities	(326)	8,722

Cash flows from investing/financing:
Dividends paid on Common Stock	0	(9,450)
Receipt of uncashed dividends	0	12
Receipt of assets held in trust for deferred compensation plan	503	0

Net cash provided by (used in) investing/financing	503	(9,438)

Net increase (decrease) in cash and cash equivalents	177	(716)
Cash and cash equivalents at beginning of period	30,126	31,992

Cash and cash equivalents at end of period	$30,303	$31,276

See accompanying notes to consolidated financial statements.

COMDISCO HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (In Liquidation) (Unaudited)

March 31, 2016

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

SIP Litigation: On February 4, 2005, the Litigation Trust commenced lawsuits both in the United States District Court for the Northern District of Illinois (the “Federal SIP Lawsuits”) and in the Circuit Court of Cook County Illinois (the “State SIP Lawsuits”) to collect on the remaining SIP Participants’ promissory notes.  After a series of hearings, motions and counter-motions, amended pleadings, trial and appeals, on October 1, 2015, the litigation trustee and the remaining SIP Defendants reached a global settlement of the State SIP Lawsuits and the Federal SIP Lawsuits. See update in “Litigation Trust Reports and Settlement Update” below.

Litigation Trust Reports and Settlement Update:  As stated above in “SIP Litigation”, a global settlement agreement was entered into between the litigation trustee, the Company and the SIP Defendants (the “GSA”).  Such settlement under the GSA does not have a material impact on the consolidated financial statements of the Company.  On October 6, 2015, the litigation trustee filed with the Bankruptcy Court a motion (the “Motion”) seeking the entry of an order to (i) approve the GSA, (ii) approve the filing of the final report of the litigation trustee and (iii) upon the wind down of the Comdisco Litigation Trust and final disbursement of its net proceeds to the beneficiaries, terminate the Comdisco Litigation Trust and discharge the litigation trustee and the Comdisco Litigation Trust Advisory Board. On November 23, 2015, a hearing was held in the Bankruptcy Court and the judge granted an order approving the Motion and set a status hearing for May 20, 2016.

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

The Company is currently projecting no later than December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: complied with all of the terms and conditions of the GSA, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, canceled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shorter or longer as a result of other intervening matters not currently known to management.  The costs in liquidation will generally be incurred ratably over the remaining anticipated time frame. If the timing of any of these steps changes, the future accrued costs may change.  Results could differ from these estimates and may affect the net assets in liquidation and actual cash flows.

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

3.   Equity Investments

The Company’s estimate of the fair value of its private company investments was previously made in consultation with Windspeed, a professional management group, who managed the Company’s equity investments on an ongoing basis.  Since February 21, 2011, Windspeed shared in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.  Realized gains on the sale of equity investments were and are presented on a gross basis.  On April 7, 2016, the management agreement with Windspeed was terminated as the last significant proceeds from the sale of an equity investment were received during the quarter ended March 31, 2016. Any management sharing amount payable to Windspeed was and is included in accrued professional fees.  The Company has received approximately $91,265,000 in proceeds (prior to management fees and sharing) since the inception of the management agreement with Windspeed.  Windspeed has received a combined $15,738,000 in management fees and sharing through March 31, 2016.

Marketable equity investments:

The Company held a limited number of securities in trust for a deferred compensation plan which were not available for distribution under the Plan. The trust for a deferred compensation plan was paid out during the quarter ended December 31, 2015.

Equity investments in private companies:

As of March 31, 2016, the Company had no significant investments in private companies.  See Note 8 of these Notes to Consolidated Financial Statement (In Liquidation) for the fair value disclosure.

4.   Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois.

As of the date of this filing, the federal tax years open to examination in the U.S. are fiscal years ended September 30, 2014 through September 30, 2015.  The Company filed the U.S. federal and Illinois income tax returns for the fiscal year ended September 30, 2015 on February 12, 2016.  As of March 31, 2016, the Company has no estimated income tax payable recorded based on the estimated full year taxable loss.

On March 17, 2016, the Company received a Return Correction Notice from the Department of Revenue of the State of Illinois (the “Department”) assessing an amount of $968,453 (including penalties and interest) for the 2015 tax year.  The Company and its tax advisors have responded to the Notice and provided information to the Department evidencing that the income was properly offset by Net Loss Deductions previously audited by the Department. No tax provision has been made for the assessment as the Company has determined it is not more likely than not that any amount will be due. As of the date of this filing, the Company is still awaiting the Department’s response.

Uncertain Tax Positions:

The Company has no uncertain tax positions included in the Company’s consolidated statement of net assets in liquidation.

5.   Other Assets

During the quarter ended March 31, 2016, the Company received $2,026,000 in proceeds (before Windspeed management sharing) which were released from escrow in connection with the Ebates transaction.

As of March 31, 2016 and September 30, 2015, the Company holds legally restricted cash in the amount of $4,000,000 which is an indemnification reserve set aside by the Company for any potential indemnified losses in lieu of the litigation trustee purchasing insurance coverage.  As of the date of this filing, there have been no claims against this indemnification reserve.

Assets held in trust for deferred compensation plan were assets that were held in a Rabbi Trust for the benefit of deferred employee compensation.  These assets were distributed to the respective employees during the quarter ended December 31, 2015.

Other assets on the Consolidated Statement of Net Assets in Liquidation include such assets as accounts receivable, estimated recoveries and estimated accrued interest income expected to be received before liquidation.

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

The liability for accrued professional fees includes projected future costs for outside counsel for the corporate, bankruptcy, liquidation and SEC requirements, outside accounting and audit services, consulting fees and corporate bankruptcy required work.

The liability for other accrued costs includes projected future costs for rent, insurance, travel, miscellaneous other corporate expenses and an accrued VAT liability for a foreign jurisdiction.  The $200,000 liability pursuant to the GSA was paid during the quarter ended December 31, 2015.

The liability for accrued estimated disposal costs of liquidation includes projected future costs to dispose of the Company’s paper and electronic records.  The majority of these paper and electronic records have been destroyed.

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability under the liquidation basis of accounting.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of March 31, 2016, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,832 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.  In furtherance of the GSA, the Company anticipates that it will repurchase and cancel approximately 3,000,000 CDRs held by the litigation trustee at a discounted purchase price of approximately $0.06898 per CDR.  The CDRs were acquired by the litigation trustee in the SIP Litigation.  The number of holders of CDRs may, or may not, be affected by such repurchase and cancellation.

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  The Company continues to estimate an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy Court on October 6, 2015) and that amount is reflected on the Consolidated Statement of Net Assets in Liquidation as of March 31, 2016 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

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

As of March 31, 2016, the only financial assets that are measured at fair value on a recurring basis in the Consolidated Statements of Net Assets in Liquidation are $30,130,000 held in money market accounts.  The Company currently holds no financial liabilities that are measured at fair value on a recurring basis.

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

The Company is currently projecting no later than December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: complied with all of the terms and conditions of a global settlement agreement entered into between the litigation trustee, the Company and the SIP Defendants on October 1, 2015 resolving the SIP litigation (the “GSA”), reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, canceled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shorter or longer as a result of other intervening matters not currently known to management.

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

The Company has reduced the size and complexity of its organizational and systems infrastructure concurrently with the monetization of its assets. During 2008, the Company received permission to begin the process of abandoning and destroying certain of its stored paper and electronic records for periods prior to January 1, 1997.  As of the date of this filing, the Company destroyed substantially all of those records.  As part of the GSA, the Company received approval to destroy the majority of records prior to 2008.  The Company has destroyed substantially all of those records during the quarter ended March 31, 2016.  As of March 31, 2016, the Company had a total of five employees (one full-time and four part-time), a decrease of approximately 99 percent from approximately 600 employees upon emergence from bankruptcy proceedings on August 12, 2002. Three to four consultants periodically assist the Company on a consulting basis.

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

The Company has generated all the funds it expects from the sale or collection of its remaining assets and, as of March 31, 2016, there are no other significant assets to be monetized by it.

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

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%. As of March 31, 2016, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy Court on October 6, 2015) and that amount is reflected on the Consolidated Statement of Net Assets in Liquidation as of March 31, 2016 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.  See below for “Critical Accounting Policies” and Item 1A, “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a discussion of the “Impact of Recoveries by Litigation Trust on the Company’s Obligation To Make Payments in Respect of Contingent Distribution Rights” and “Uncertainties Inherent in the CDR Liability Calculation.”

The Company has material restrictions on its ability, and does not expect to make significant investments in new or additional assets.

The Company is currently projecting no later than December 31, 2016 as the end date for its wind down of operations. It is anticipated that by this date the Company will have, among other things: complied with all of the terms and conditions of the GSA, reduced all of its assets to cash, resolved its final federal and state tax obligations, determined its final CDR liability (which will include the impact of the actual distribution by the Litigation Trust to the C-4 creditors), made distributions of all available cash to holders of its common stock and CDRs in the manner and priorities set forth in the Plan, canceled such common stock and CDRs and completed all regulatory filings.  Accordingly, it has made appropriate expense accruals for such time period in its calculation of Net Assets in Liquidation. However, the projected remaining wind down period could be either shorter or longer as a result of other intervening matters not currently known to management.

During the quarter ended March 31, 2016, the Company’s estimated net assets in liquidation increased by $16,000 mostly the result of increased estimated accrued interest income and recoveries.

The Company’s operations continued to wind-down during the three months and six months ended March 31, 2016. The Company’s assets at March 31, 2016 consisted primarily of cash and cash-equivalents and other assets.  The timing and amount of receipt, if any, of such other assets are uncertain.

Equity Investments: As of March 31, 2016, the Company does not own any shares in publicly traded companies and had no significant investments in private companies.  See Notes 3 and 8 of Notes to Consolidated Financial Statements (in Liquidation).

The Company’s estimate of the fair value of its private company investments was previously made in consultation with Windspeed Acquisition Fund GP, LLC (“Windspeed”), a professional management group, which the Company had engaged in February 2004 to manage the Company’s equity investments on an ongoing basis.  From February 2015, in lieu of ongoing management fees, Windspeed shared in the net receipts from the sale of the Company’s equity investments at a set percentage in certain designated portions of the portfolio of companies.  The estimate of the fair value of its private company equity portfolio is zero at March 31, 2016.  On April 7, 2016, the management agreement with Windspeed was terminated as the last significant proceeds from the sale of an equity investment were received during the quarter ended March 31, 2016.

Collections and recoveries: As of March 31, 2016, the Company had no significant potential collections and recoveries.  Prior recoveries involved former lessees or debtors now in bankruptcy and against whom the Company has filed and was pursuing claims to maximize its recoveries.  The Company’s cost basis in these accounts was nominal.  Additionally, the Company, periodically, recovers unclaimed property from various states.

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

Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended March 31, 2016

	Three months ended March 31, 2016 (Liquidation Basis) (Unaudited)	Explanation of Change

Net assets in liquidation, beginning of period	$18,361
Changes in net assets in liquidation
Change in other assets	84	(A)
Change in Contingent Distribution Rights Liability	(23)	(B)
Change in accrued liabilities	(41)	(C)
Change in accrued estimated disposal costs of liquidation	(4)
Liquidating distribution to Common Stockholders	0
Net increase in net assets in liquidation	16
Net assets in liquidation, end of period	$18,377

(A)       Increase in estimated accrued interest income and recoveries.

(B)       Increase to the CDR liability in the three months ended March 31, 2016 is a result of higher other assets offset partially by higher accrued liabilities.

(C) Increase in accrued liabilities for higher estimated travel and related expenses and professional fees.

Changes in Net Assets in Liquidation (Liquidation Basis) for the six months ended March 31, 2016

	Six months ended March 31, 2016 (Liquidation Basis) (Unaudited)	Explanation of Change

Net assets in liquidation, beginning of period	$18,042
Changes in net assets in liquidation
Change in other assets	205	(A)
Change in Contingent Distribution Rights Liability	(210)	(B)
Change in accrued liabilities	(25)
Change in accrued estimated disposal costs of liquidation	365	(C)
Liquidating distribution to Common Stockholders	0
Net increase in net assets in liquidation	335
Net assets in liquidation, end of period	$18,377

(A)     Increase in receivable from securities sold primarily due to the Ebates escrow having no claims assessed against it, higher estimated accrued interest income and recoveries.

(B)     Increase to the CDR liability in the six months ended March 31, 2016 is a result of lower accrued estimated disposal costs of liquidation and higher other assets.

(C) Decrease in accrued estimated disposal costs of liquidation as destruction of its records prior to 2008 has been approved and the destruction is substantially complete.

Income Taxes

As of March 31, 2016, the Company has no estimated Federal or Illinois income tax payable recorded based on the estimated full year taxable loss.

Net Assets in Liquidation

As of March 31, 2016, net assets in liquidation were approximately $18,377,000, or $4.56 per common share.  As of March 31, 2015, net assets in liquidation were approximately $18,320,000, or $4.55 per common share.

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

The Company’s liquidity generally depends on cash on hand.  The Company has generated all the funds it expects from the sale or collection of its remaining assets and, as of March 31, 2016, there are no other significant assets to be monetized by it.

At March 31, 2016, the Company had unrestricted cash and cash equivalents of approximately $30,303,000, which represents an increase of approximately $177,000 compared to September 30, 2015.  Net cash used in operating activities for the six months ended March 31, 2016 was approximately $326,000.  Net cash provided by investing activities for the six months ended March 31, 2016 was approximately $503,000 from the receipt of Assets Held in Trust for the Deferred Compensation Plan.

During the six months ended March 31, 2016, approximately $1,731,000 was received from equity investment proceeds from the Ebates escrow and approximately $94,000 was received from a combination of bad debt recoveries, interest income and other inflows.  The Company’s cash expenditures were primarily operating expenses of approximately $1,737,000 (principally professional services and employee compensation) and a payment of Assets Held in Trust for the Deferred Compensation Plan of approximately $409,000.  The Company made CDR payments of approximately $13,000 and had tax receipts of approximately $8,000.

Dividends

The Company paid no dividends during the six months ended March 31, 2016 and paid $9,450,000 during the six months ended March 31, 2015.  Comdisco treats the dividend distributions for federal income tax purposes as part of a series of liquidating distributions in complete liquidation of the Company.

Contingent Distribution Rights

Although the CDRs trade over-the-counter, for financial reporting purposes, the Company records CDRs as a liability under the liquidation basis of accounting.

The Plan entitled holders of CDRs to previously share at increasing percentages in the proceeds realized from the Company’s assets based upon the present value of distributions to certain C-4 creditors in the bankruptcy estate of Comdisco, Inc. However, as of March 31, 2016, the sharing percentage is 37%, which is the maximum sharing percent.  As of the date of this filing, there were 1,832 holders of record of the Company’s CDRs and there were 148,448,188 outstanding CDRs.  In furtherance of the GSA, the Company anticipates that it will repurchase and cancel approximately 3,000,000 CDRs held by the litigation trustee at a discounted purchase price of approximately $0.06898 per CDR.  The CDRs were acquired by the litigation trustee in the SIP Litigation.  The number of holders of CDRs may, or may not, be affected by such repurchase and cancellation.

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

As of October 1, 2014, the Company has adopted the liquidation basis of accounting.  The CDR liability is an amount that is calculated as Total Assets less Total Liabilities (excluding the CDR liability) times 37%.  As of March 31, 2016 and September 30, 2015, the Company estimated an additional CDR liability in the amount of $370,000 (based on the likely anticipated distribution reported by the litigation trustee of Trust Assets in its supplement to the final report filed with the Bankruptcy Court on October 6, 2015) and that amount is reflected on the Consolidated Statement of Net Assets in Liquidation as of March 31, 2016 (Liquidation Basis) under Liabilities at Supplemental CDR Liability Due To Anticipated Litigation Trust Distribution.

CDR Payment

The Company paid $13,000 in contingent distribution rights payments during the six months ended March 31, 2016 and paid $5,550,000 during the six months ended March 31, 2015.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.                        CONTROLS AND PROCEDURES

(a)                                 Evaluation of Disclosure Controls and Procedures

Randolph I. Thornton, the principal executive officer and principal financial officer of the Company, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

COMDISCO HOLDING COMPANY, INC.

Dated: May 11, 2016	By:	/s/ Randolph I. Thornton
	Name:	Randolph I. Thornton
	Title:	Chief Executive Officer and President
(Principal Financial and Accounting Officer)